Form 10-Q
period 2010-07-04
Spectrum Brands Holdings, Inc.
filed 2010-08-18
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34757

Spectrum Brands Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2166630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Rayovac Drive Madison, Wisconsin	53711
(Address of principal executive offices)	(Zip Code)

(608) 275-3340

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 13, 2010, was 51,020,426.

SPECTRUM BRANDS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 4, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

July 4, 2010 and September 30, 2009

(Unaudited)

(Amounts in thousands, except per share figures)

	Successor Company
	July 4, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$115,941	$97,800
Receivables:
Trade accounts receivable, net of allowances of $8,825 and $1,011, respectively	378,694	274,483
Other	43,395	24,968
Inventories	514,415	341,505
Deferred income taxes	27,953	28,137
Assets held for sale	12,238	11,870
Prepaid expenses and other	47,354	39,973

Total current assets	1,139,990	818,736
Property, plant and equipment, net	189,333	212,361
Deferred charges and other	33,271	34,934
Goodwill	590,926	483,348
Intangible assets, net	1,754,439	1,461,945
Debt issuance costs	59,390	9,422

Total assets	$3,767,349	$3,020,746

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$46,261	$53,578
Accounts payable	257,898	186,235
Accrued liabilities:
Wages and benefits	79,281	88,443
Income taxes payable	35,287	21,950
Restructuring and related charges	22,099	26,104
Accrued interest	8,086	8,678
Other	124,826	110,080

Total current liabilities	573,738	495,068
Long-term debt, net of current maturities	1,734,746	1,529,957
Employee benefit obligations, net of current portion	66,045	55,855
Deferred income taxes	269,112	227,498
Other	57,010	51,489

Total liabilities	2,700,651	2,359,867
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 51,020 and 30,000 shares, respectively; outstanding 51,020 and 30,000 shares, respectively	514	300
Additional paid-in capital	1,312,059	724,796
Accumulated deficit	(236,575)	(70,785)
Accumulated other comprehensive (loss) income	(7,093)	6,568

	1,068,905	660,879
Less treasury stock, at cost, 81 and 0 shares, respectively	(2,207)	—

Total shareholders’ equity	1,066,698	660,879

Total liabilities and shareholders’ equity	$3,767,349	$3,020,746

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 4, 2010 and June 28, 2009

(Unaudited)

(Amounts in thousands, except per share figures)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2010	2009	2010	2009
Net sales	$653,486	$589,361	$1,778,012	$1,641,126
Cost of goods sold	398,727	358,661	1,125,571	1,022,914
Restructuring and related charges	1,890	403	5,530	13,210

Gross profit	252,869	230,297	646,911	605,002
Selling	112,380	95,039	327,832	301,220
General and administrative	53,821	42,375	139,965	116,822
Research and development	7,078	6,313	21,346	17,638
Acquisition and integration related charges	17,002	—	22,472	—
Restructuring and related charges	2,954	2,829	11,132	27,190

Total operating expenses	193,235	146,556	522,747	462,870

Operating income	59,634	83,741	124,164	142,132
Interest expense	132,238	48,649	230,130	148,559
Other expense (income), net	1,443	(841)	8,427	3,546

(Loss) income from continuing operations before reorganization items and income taxes	(74,047)	35,933	(114,393)	(9,973)
Reorganization items expense, net	—	62,521	3,646	83,832

Loss from continuing operations before income taxes	(74,047)	(26,588)	(118,039)	(93,805)
Income tax expense	12,460	7,893	45,016	31,842

Loss from continuing operations	(86,507)	(34,481)	(163,055)	(125,647)
Loss from discontinued operations, net of tax	—	(2,040)	(2,735)	(83,980)

Net loss	$(86,507)	$(36,521)	$(165,790)	$(209,627)

Basic earnings per share:
Weighted average shares of common stock outstanding	34,133	51,397	31,348	51,437
Loss from continuing operations	$(2.53)	$(0.67)	$(5.20)	$(2.44)
Loss from discontinued operations	—	(0.04)	(0.09)	(1.63)

Net loss	$(2.53)	$(0.71)	$(5.29)	$(4.07)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	34,133	51,397	31,348	51,437
Loss from continuing operations	$(2.53)	$(0.67)	$(5.20)	$(2.44)
Loss from discontinued operations	—	(0.04)	(0.09)	(1.63)

Net loss	$(2.53)	$(0.71)	$(5.29)	$(4.07)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 4, 2010 and June 28, 2009

(Unaudited)

(Amounts in thousands)

	Successor Company	Predecessor Company
	NINE MONTHS ENDED
	2010	2009
Cash flows from operating activities:
Net loss	$(165,790)	$(209,627)
Loss from discontinued operations	(2,735)	(83,980)

Loss from continuing operations	(163,055)	(125,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	39,488	29,859
Amortization of intangibles	31,744	15,560
Amortization of unearned restricted stock compensation	12,273	2,047
Amortization of debt issuance costs	6,657	11,523
Administrative related reorganization items	3,646	83,832
Payments for administrative related reorganization items	(47,173)	—
Payments of acquisition related expenses for Russell Hobbs	(22,452)	—
Non-cash increase to cost of goods sold due to inventory valuations	34,865	—
Non-cash interest expense on 12% Notes	20,317	—
Non-cash debt accretion	17,358	—
Write off of unamortized discount on retired debt	59,162	—
Write off of debt issuance costs	6,551	2,358
Other non-cash adjustments	45,146	40,920
Net changes in assets and liabilities, net of discontinued operations	(88,254)	(88,220)

Net cash used by operating activities of continuing operations	(43,727)	(27,768)
Net cash used by operating activities of discontinued operations	(9,812)	(15,596)

Net cash used by operating activities	(53,539)	(43,364)

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,392)	(5,606)
Acquisition of Russell Hobbs, net of cash acquired	(2,577)	—
Proceeds from sale of equipment	260	374

Net cash used by investing activities of continuing operations	(19,709)	(5,232)
Net cash used by investing activities of discontinued operations	—	(860)

Net cash used by investing activities	(19,709)	(6,092)

Cash flows from financing activities:
Proceeds from new Senior Credit Facilities, excluding new ABL Revolving Credit Facility, net of discount	1,474,755	—
Payment of extinguished senior credit facilities, excluding old ABL revolving credit facility	(1,278,760)	—
Debt issuance costs	(55,135)	(8,250)
Proceeds from other debt financing	29,849	155,262
Reduction of debt	(8,366)	(241,027)
New ABL Revolving Credit Facility, net	22,000	—
Extinguished old ABL revolving credit facility, net	(33,225)	—
Debtor in possession revolving credit facility, net	—	60,013
(Payments of) proceeds from extinguished supplemental loan	(45,000)	45,000
Refund of debt issuance costs	204	—
Treasury stock purchases	(2,207)	(61)

Net cash provided by financing activities	104,115	10,937
Effect of exchange rate changes on cash and cash equivalents	(7,086)	(1,841)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	(5,640)	—

Net decrease in cash and cash equivalents	18,141	(40,360)
Cash and cash equivalents, beginning of period	97,800	104,773

Cash and cash equivalents, end of period	$115,941	$64,413

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings” or the “Company”), is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

In connection with the Merger, Spectrum Brands refinanced its existing senior debt and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750,000 United States (“U.S.”) Dollar Term Loan due June 16, 2016, new 9.5% Senior Secured Notes maturing June 15, 2018 and a new $300,000 ABL revolving facility due June 16, 2014. (See also Note 8, Debt, for a more complete discussion of the Company’s outstanding debt.)

On February 3, 2009, Spectrum Brands, at the time a Wisconsin corporation, and each of its wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. As of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, Spectrum Brands converted from a Wisconsin corporation to a Delaware corporation.

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and SB Holdings and its subsidiaries subsequent to the Merger. The term “Predecessor Company” refers only to the Company prior to the Effective Date and the term “Successor Company” refers to the Company subsequent to the Effective Date. The Company’s fiscal year ends September 30. References herein to Fiscal 2010 and Fiscal 2009 refer to the fiscal years ended September 30, 2010 and 2009, respectively.

Prior to and including August 30, 2009, all operations of the business resulted from the operations of the Predecessor Company. In accordance with ASC Topic 852: “Reorganizations,” (“ASC 852”) the Company determined that all conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009, (the “Fresh-Start Adoption Date”) for recording fresh-start reporting. The Company analyzed the transactions that occurred during the two-day period from August 29, 2009, the day after the Effective Date, and August 30, 2009, the Fresh-Start Adoption Date, and concluded that such transactions represented less than one-percent of the total net sales during Fiscal 2009. As a result, the Company determined that August 30, 2009 would be an appropriate Fresh-Start Adoption Date to coincide with the Company’s normal financial period close for the month of August 2009. As a result, the fair value of the Predecessor Company’s assets and liabilities became the new basis for the Successor Company’s Consolidated Statement of Financial Position as of the Fresh-Start Adoption Date, and all operations beginning August 31, 2009 are related to the Successor Company. Financial information of the Company’s financial statements prepared for the Predecessor Company will not be comparable to financial information for the Successor Company. The Company is a global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company manages its business in four reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of the Company’s lawn and garden and insect control businesses (the “Home and Garden Business”); and (iv) Small Appliances, which resulted from the acquisition of Russell Hobbs and consists of small electrical appliances primarily in the kitchen and home product categories (“Small Appliances”).

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and repellents in North America. With the addition of Russell Hobbs the Company designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, Asia and Latin America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.

2    VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On February 3, 2009, the Predecessor Company announced that it had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of the Company’s then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce the Predecessor Company’s outstanding debt. On the same day, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”).

The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Predecessor Company’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Spectrum Brands filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, Successor Company issued a total of 27,030 shares of common stock and $218,076 of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Predecessor Company’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). (See also Note 8, Debt, for a more complete discussion of the 12% Notes.) Also on the Effective Date, Successor Company issued a total of 2,970 shares of common stock to supplemental and sub-supplemental debtor-in-possession facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility.

Reorganization Items

In accordance with ASC 825, reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified as directly relating to the Bankruptcy Cases. Reorganization items expense, net for the three month period ended June 28, 2009 and the nine month periods ended July 4, 2010 and June 28, 2009 are summarized as follows:

	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Nine Months Ended
	2009	2010	2009
Legal and professional fees	$56,881	$3,536	$67,144
Deferred financing costs	—	—	10,668
Provision for rejected leases	5,640	110	6,020

Reorganization items expense, net	$62,521	$3,646	$83,832

3    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 4, 2010 and September 30, 2009, and the results of operations for the three and nine month periods ended July 4, 2010 and June 28, 2009 and the cash flows for the nine month periods ended July 4, 2010 and June 28, 2009. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and any amendments thereto for the fiscal year ended September 30, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of SB Holdings and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions have been eliminated.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Discontinued Operations: On November 11, 2008, the Predecessor Company board of directors (the “Predecessor Board”) approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The growing products portion of the Home and Garden Business qualified as a component of an entity, in accordance with U.S. GAAP, of the Home and Garden Business, as operations and cash flows of the growing products portion were clearly distinguished both operationally and for financial reporting purposes from the rest of the Home and Garden Business. The operations and cash flows of the growing products portion of the Home and Garden Business were eliminated from ongoing operations during the second quarter of Fiscal 2009. The Company did not have significant involvement in the operations of the growing products portion of the Home and Garden Business subsequent to the second quarter of Fiscal 2009.

The presentation herein of the results of continuing operations exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three month period ended June 28, 2009 and the nine month periods ended July 4, 2010 and June 28, 2009, respectively:

	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Nine Months Ended
	2009	2010	2009
Net sales	$—	$—	$31,306

Loss from discontinued operations before income taxes	$(3,092)	$(2,512)	$(89,064)
Provision for income tax (benefit) expense	(1,052)	223	(5,084)

Loss from discontinued operations, net of tax	$(2,040)	$(2,735)	$(83,980)

Assets Held for Sale: At July 4, 2010 and September 30, 2009, the Company had $12,238 and $11,870, respectively, included in Assets held for sale in its Condensed Consolidated Statements of Financial Position (Unaudited) consisting of certain assets primarily related to a former manufacturing facility in Ningbo, China.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. The Company’s annual impairment testing is completed at its August financial period end.

ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel,

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

and acts by governments and courts may signal that an asset has become impaired. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three and nine month period ended July 4, 2010 and June 28, 2009, respectively, as no event or circumstance arose which indicated that an impairment loss may have been incurred.

Shipping and Handling Costs: The Successor Company incurred shipping and handling costs of $40,204 and $111,615 for the three and nine month periods ended July 4, 2010. The Predecessor Company incurred shipping and handling costs of $35,975 and $112,314 for the three and nine month periods ended June 28, 2009. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

Concentrations of Credit Risk: Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 24% and 22% of the Successor Company’s Net sales during the three and nine month periods ended July 4, 2010, respectively. This customer represented approximately 25% and 23% of the Predecessor Company’s Net sales during the three and nine month periods ended June 28, 2009, respectively. This customer also represented approximately 19% and 14% of the Successor Company’s Trade accounts receivable, net at July 4, 2010 and September 30, 2009, respectively.

Approximately 37% and 43% of the Successor Company’s Net sales during the three and nine month periods ended July 4, 2010, respectively, and 37% and 42% of the Predecessor Company’s Net sales during the three and nine month periods ended June 28, 2009, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: In 1996, the Predecessor Board approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, could be granted to select employees and non-employee directors of the Predecessor Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The 1996 Plan expired on September 12, 2006.

In 1997, the Predecessor Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Under the 1997 Plan, the Predecessor Company could grant to employees and non-employee director’s stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting would have occurred in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of common stock could have been issued under the 1997 Plan. The 1997 Plan expired on August 31, 2007.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In 2004, the Predecessor Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplemented the 1997 Plan. Under the 2004 Plan, the Predecessor Company could grant to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting would occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2004 Plan. The 2004 Plan would have expired on July 31, 2014.

Upon the Effective Date, however, by operation of the Plan all the existing common stock of the Predecessor Company was extinguished and deemed cancelled and, in connection with the cancellation of the Predecessor’s common stock, any and all equity awards granted under, and understandings with respect to participation in, the 2004 Plan in effect prior to the Effective Date became null and void as of the Effective Date.

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger the 2009 Plan was assumed by SB Holdings. Up to 3,333 shares of common stock, net of forfeitures and cancellations, may be issued under the 2009 Plan.

In conjunction with the Merger, the Company adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “RH Plan”). Up to 600 shares of common stock, net of forfeitures and cancellations, may be issued under the RH Plan.

The Company granted approximately 310 shares of restricted stock during the three month period ended July 4, 2010. Of these grants, approximately 271 restricted stock units were granted in conjunction with the consummation of the merger with Russell Hobbs and are time-based and vest over a one year period. The remaining 39 shares are restricted stock grants that are time-based and vest over a three year period. The Company also granted 629 shares of restricted stock grants during the three month period ended January 3, 2010. Of these grants, 18 shares are time-based and vest after a one year period and 611 shares are time-based and vest over a two year period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Board or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $23,299.

The Predecessor Company granted approximately 229 shares of restricted stock during the three and nine month period ended June 28, 2009. All shares granted were purely performance based and would have vested only upon achievement of certain performance goals which consisted of reportable segment and consolidated company earnings before interest, taxes, depreciation and amortization and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates were subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Predecessor Board. The total market value of the restricted shares on the date of grant was approximately $150. Upon the Effective Date, by operation of the Plan, the restricted stock granted by the Predecessor Company was extinguished and deemed cancelled.

In connection with the adoption of ASC Topic 718: “Compensation-Stock Compensation,” (“ASC 718”), the Company is required to recognize expense related to the fair value of its employee stock awards. Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during the three and nine month periods ended July 4, 2010 was $5,881 or $3,822, net of taxes and $12,273, or $7,978, net of taxes, respectively. Total stock compensation expense associated with restricted stock awards recognized by the Predecessor Company during the three and nine month periods ended June 28, 2009 was $883 or $548, net of taxes and $2,047, or $1,269, net of taxes, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock at July 4, 2010 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2009	—	$—	$—
Granted	939	24.82	23,299
Vested	(234)	23.40	(5,463)

Restricted stock at July 4, 2010	705	$25.30	$17,836

Derivative Financial Instruments: In accordance with ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”) the Company has provided enhanced disclosures about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

The Successor Company’s fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		July 4, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$—	$2,861
Commodity contracts	Deferred charges and other	—	554
Foreign exchange contracts	Receivables—Other	5,732	295
Foreign exchange contracts	Deferred charges and other	344	—

Total asset derivatives designated as hedging instruments under ASC 815		$6,076	$3,710

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	8	—
Foreign exchange contracts	Receivables—Other	79	75

Total asset derivatives		$6,163	$3,785

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Successor Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		July 4, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$3,645	$—
Interest rate contracts	Accrued interest	912	—
Interest rate contracts	Other long term liabilities	2,567	—
Commodity contracts	Accounts payable	1,332	—
Commodity contracts	Other long term liabilities	586	—
Foreign exchange contracts	Accounts payable	883	—
Foreign exchange contracts	Other long term liabilities	66	1,036

Total liability derivatives designated as hedging instruments under ASC 815		$9,991	$1,036

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	9,736	131

Total liability derivatives		$19,727	$1,167

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended July 4, 2010 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(4,647)	Cost of goods sold	$155	Cost of goods sold	$(73)
Interest rate contracts	(998)	Interest expense	(587)	Interest expense	(5,845	)(1)
Foreign exchange contracts	(864)	Net sales	(216)	Net sales	—
Foreign exchange contracts	5,820	Cost of goods sold	1,601	Cost of goods sold	—

Total	$(689)		$953		$(5,918)

(1)

Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 8, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 4, 2010 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,201)	Cost of goods sold	$1,106	Cost of goods sold	$68
Interest rate contracts	(12,644)	Interest expense	(3,565)	Interest expense	(5,845	)(1)
Foreign exchange contracts	(1,214)	Net sales	(402)	Net sales	—
Foreign exchange contracts	7,865	Cost of goods sold	1,382	Cost of goods sold	—

Total	$(8,194)		$(1,479)		$(5,777)

(1)

Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 8, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended June 28, 2009 (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,930	Cost of goods sold	$(2,934)	Cost of goods sold	$197
Interest rate contracts	(777)	Interest expense	(1,274)	Interest expense	(7,369)
Foreign exchange contracts	139	Net sales	302	Net sales	—
Foreign exchange contracts	584	Cost of goods sold	2,343	Cost of goods sold	—

Total	$1,876		$(1,563)		$(7,172)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended June 28, 2009 (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(5,987)	Cost of goods sold	$(9,969)	Cost of goods sold	$739
Interest rate contracts	(8,130)	Interest expense	(2,096)	Interest expense	(11,847)
Foreign exchange contracts	1,219	Net sales	321	Net sales	—
Foreign exchange contracts	9,313	Cost of goods sold	7,968	Cost of goods sold	—
Commodity contracts	(1,313)	Discontinued operations	(2,116)	Discontinued operations	(12,803)

Total	$(4,898)		$(5,892)		$(23,911)

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign exchange payments and commodity purchases, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three month period ended July 4, 2010 (Successor Company) and the three month period ended June 28, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	2010	2009
Commodity contracts	$(53)	$—	Cost of goods sold
Interest rate contracts(A)	—	(3,841)	Interest expense
Foreign exchange contracts	(9,538)	(2,483)	Other expense, net

Total	$(9,591)	$(6,324)

(A)	Amount represents ineffective portion of certain future payments related to an interest rate contract that was de-designated as a cash flow hedge during the pendency of the Bankruptcy Cases.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

During the nine month period ended July 4, 2010 (Successor Company) and the nine month period ended June 28, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	2010	2009
Commodity contracts	$99	$—	Cost of goods sold
Interest rate contracts(A)	—	(6,191)	Interest expense
Foreign exchange contracts	(11,827)	3,975	Other expense, net

Total	$(11,728)	$(2,216)

(A)	Amount represents ineffective portion of certain future payments related to an interest rate contract that was de-designated as a cash flow hedge during the pendency of the Bankruptcy Cases.

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk is not significant as the fair value of the gross asset derivatives, which are primarily concentrated with a domestic financial institution counterparty, are offset by gross liability derivative positions held by the Company that are subject to a master netting agreement. The Company considers these exposures when measuring its credit reserves on its derivatives. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At July 4, 2010 and September 30, 2009, the Successor Company had posted cash collateral of $7,097 and $1,943, respectively, related to such liability positions. In addition, at July 4, 2010 and September 30, 2009, the Successor Company had posted standby letters of credit of $5,000 and $0, respectively, related to such liability positions. The cash collateral is included in Current Assets—Receivables—Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At July 4, 2010, the Successor Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). During both the three and nine month periods ended July 4, 2010, in connection with the refinancing of its senior credit facilities, the Company terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense for ineffectiveness. The Successor Company had no interest rate swap financial instruments at September 30, 2009. The derivative net loss on these contracts recorded in AOCI by the Successor Company at July 4, 2010 was $2,960, net of tax benefit of $1,814. At July 4, 2010, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is 1,369, net of tax.

In connection with the Company’s merger with Russell Hobbs and the refinancing of the Company’s existing senior credit facilities associated with the closing of the Merger, the Company assessed the prospective effectiveness of its interest rate cash flow hedges during the three month period ended July 4, 2010. As a result, during the three and nine month periods ended July 4, 2010, the Company recorded a loss of $2,346 from ineffectiveness as an adjustment to interest expense as the Company was unable to confirm that all forecasted interest rate swaps transactions were probable of occurring. Upon the refinancing of the existing senior credit facility associated with the closing of the Merger, the Company re-designated the U.S. dollar swaps as cash flow hedges of certain scheduled interest rate payments on the new $750,000 U.S. Dollar Term Loan expiring June 16, 2016. At, July 4, 2010, the Company believes that all forecasted interest rate swap transactions designated as cash flow hedges are probable of occurring.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold.

At July 4, 2010 the Successor Company had a series of foreign exchange derivative contracts outstanding through September 2011 with a contract notional value of $104,650. At September 30, 2009 the Successor Company had a series of foreign exchange derivative contracts outstanding through September 2010 with a contract notional value of $92,963. The derivative net gain on these contracts recorded in AOCI by the Successor Company at July 4, 2010 was $3,662, net of tax expense of $1,464. The derivative net loss on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $378, net of tax benefit of $167. At July 4, 2010, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $3,466, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 4, 2010 the Successor Company had a series of such swap contracts outstanding through September 2012 for

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

16 tons with a contract notional value of $32,175. At September 30, 2009 the Successor Company had a series of such swap contracts outstanding through September 2011 for 8 tons with a contract notional value of $11,830. The derivative net loss on these contracts recorded in AOCI by the Successor Company at July 4, 2010 was $1,814, net of tax benefit of $963. The derivative net gain on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $347, net of tax expense of $183. At July 4, 2010, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $1,442, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. The Successor Company did not have any contracts outstanding and did not record any activity for these raw materials during the three and nine month periods ended July 4, 2010 as the Company completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. See Note 3, Significant Accounting Policies—Discontinued Operations, for further information on the shutdown of the growing products portion of the Home and Garden Business.

Derivative Contracts

The Predecessor Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statement of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 4, 2010 and September 30, 2009 the Successor Company had $347,031 and $37,478, respectively, of such foreign exchange derivative notional value contracts outstanding.

The Company is indirectly exposed to economic risk from fluctuating prices for underlying raw materials, including nickel, through its purchases of processed parts used in its manufacturing processes. Periodically the Company economically hedges a portion of the risk associated with these parts through swap agreements with the supplier of the parts. The swap agreements are designated as fair value hedges. The swaps effectively fix the floating price on a specified quantity of underlying raw materials through the life of the purchase contract with the supplier. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. The unrealized gains or losses are reversed from earnings as the hedged purchases of processed parts also effects earnings. At July 4, 2010 and September 30, 2009 the Successor Company had $105 and $0, respectively, of such commodity derivative notional value contracts outstanding.

Fair Value of Financial Instruments: The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The valuation techniques required by ASC Topic 820: “Fair Value Measurements and Disclosures,” are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1	Unadjusted quoted prices for identical instruments in active markets.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. In addition, the Company has risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, the Company retains independent pricing vendors to assist in valuing certain instruments.

The Company’s derivatives are valued using internal models that are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

The Successor Company’s net derivative portfolio at July 4, 2010 contains Level 2 instruments and represents commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate contracts	$—	$(7,124)	$—	$(7,124)
Commodity contracts, net	—	(1,910)	$—	(1,910)
Foreign exchange contracts, net	—	(4,530)	$—	(4,530)

Total Liabilities	$—	$(13,564)	$—	$(13,564)

The Successor Company’s net derivative portfolio at September 30, 2009 contains Level 2 instruments and represents, commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$3,415	$—	$3,415

Total Assets	$—	$3,415	$—	$3,415

Liabilities:
Foreign exchange contracts, net	$—	$(797)	$—	$(797)

Total Liabilities	$—	$(797)	$—	$(797)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

The carrying amounts and fair values of the Successor Company’s financial instruments are summarized as follows ((liability)/asset):

	July 4, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,781,007)	$(1,843,897)	$(1,583,535)	$(1,592,987)
Interest rate swap agreements	(7,124)	(7,124)	—	—
Commodity swap and option agreements	(1,910)	(1,910)	3,415	3,415
Foreign exchange forward agreements	(4,530)	(4,530)	(797)	(797)

See Note 3, Significant Accounting Policies—Derivative Financial Instruments and Note 8, Debt, for further details of the Company’s financial instruments.

Subsequent Events: During Fiscal 2009, the Company adopted ASC 855, “Subsequent Events,” (“ASC 855”). ASC 855 establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through August 18, 2010, which is the date these financial statements were issued.

4     OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three and nine month periods ended July 4, 2010 and June 28, 2009 are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net loss	$(86,507)	$(36,521)	$(165,790)	$(209,627)
Other comprehensive (loss) income:
Foreign currency translation	(2,870)	19,495	(9,306)	(8,790)
Valuation allowance adjustments	668	3,611	(2,453)	4,168
Pension liability adjustments	—	—	(52)	—
Net unrealized gain (loss) on derivative instruments	1,548	6,841	(1,850)	9,450

Net change to derive comprehensive loss for the period	(654)	29,947	(13,661)	4,828

Comprehensive loss	$(87,161)	$(6,574)	$(179,451)	$(204,799)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The changes in accumulated foreign currency translation for the three and nine month periods ended July 4, 2010 and June 28, 2009 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

5     NET LOSS PER COMMON SHARE

Net loss per common share for the three and nine month periods ended July 4, 2010 and June 28, 2009 is calculated based upon the following number of shares:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Basic	34,133	51,397	31,348	51,437
Effect of restricted stock	—	—	—	—

Diluted	34,133	51,397	31,348	51,437

For the three and nine month periods ended July 4, 2010 and June 28, 2009 the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

On June 16, 2010, the Company issued 20,433 shares of its common stock in conjunction with the Merger. Additionally, all shares of its wholly owned subsidiary Spectrum Brands, were converted to shares of SB Holdings on June 16, 2010. (See also Note 15, Acquisition, for a more complete discussion of the Merger.)

6     INVENTORIES

Inventories for the Successor Company, which are stated at the lower of cost or market, consist of the following:

	July 4, 2010	September 30, 2009
Raw materials	$72,175	$64,314
Work-in-process	29,473	27,364
Finished goods	412,767	249,827

	$514,415	$341,505

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

7     GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets for the Successor Company consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Small Appliances	Total
Goodwill:
Balance at September 30, 2009	$152,293	$170,807	$160,248	$—	$483,348
Additions due to Russell Hobbs combination	—	—	—	120,079	120,079
Effect of translation	(6,932)	—	(6,821)	1,252	(12,501)

Balance at July 4, 2010	$145,361	$170,807	$153,427	$121,331	$590,926

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2009	$401,983	$76,000	$212,253	$—	$690,236
Additions due to Russell Hobbs combination	—	—	—	170,930	170,930
Effect of translation	(8,331)	—	(14,866)	3,528	(19,669)

Balance at July 4, 2010	$393,652	$76,000	$197,387	$174,458	$841,497

Intangible Assets Subject to Amortization
Balance at September 30, 2009, net	$354,433	$172,271	$245,005	$—	$771,709
Additions due to Russell Hobbs combination	—	—	—	192,397	192,397
Amortization during period	(13,349)	(6,563)	(11,180)	(652)	(31,744)
Effect of translation	(10,965)	—	(8,751)	296	(19,420)

Balance at July 4, 2010, net	$330,119	$165,708	$225,074	$192,041	$912,942

Total Intangible Assets, net at July 4, 2010	$723,771	$241,708	$422,461	$366,499	$1,754,439

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $62,443, net of accumulated amortization of $4,655 at July 4, 2010 and $62,985, net of accumulated amortization of $515 at September 30, 2009. The carrying value of these trade names was $149,078, net of accumulated amortization of $613, at July 4, 2010 and $490, net of accumulated amortization of $10, at September 30, 2009. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $701,421, net of accumulated amortization of $26,476, at July 4, 2010 and $708,234, net of accumulated amortization of $2,988, at September 30, 2009. The useful life of the Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 9 to 11 years for technology assets related to the Small Appliances segment, 17 years for technology assets associated with the Global Batteries & Personal Care segment, 20 years for customer relationships of Global Batteries & Personal Care, Home and Garden and Global Pet Supplies, 15 years for Small Appliances customer relationships, 12 years for a trade name within the Small Appliances segment and 4 years for a trade name within the Home and Garden segment.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Amortization expense for the three and nine month periods ended July 4, 2010 and June 28, 2009 is as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Proprietary technology amortization	$1,563	$944	$4,655	$2,813
Customer relationships amortization	8,767	4,081	26,476	12,163
Trade names amortization	549	221	613	583

	$10,879	$5,246	$31,744	$15,559

The Company estimates annual amortization expense for the next five fiscal years will approximate $55,000 per year.

8     DEBT

Debt of the Company consists of the following:

	July 4, 2010		September 30, 2009
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, expiring June 16, 2016	750,000	8.1%	—	—
9.5% Senior Secured Notes, due June 15, 2018	750,000	9.5%	—	—
Term Loan B, U.S. Dollar, expiring June 30, 2012	—	—	973,125	8.1%
Term Loan, Euro, expiring June 30, 2012	—	—	371,874	8.6%
12% Senior Subordinated Notes, due August 28, 2019	231,161	12.0%	218,076	12.0%
ABL Revolving Credit Facility, expiring June 16, 2014	22,000	6.0%	—	—
ABL Revolving Credit Facility, expiring March 31, 2012	—	—	33,225	6.6%
Supplemental Loan, expiring March 31, 2012	—	—	45,000	17.7%
Other notes and obligations	44,380	8.3%	5,919	6.2%
Capitalized lease obligations	10,969	5.1%	12,924	4.9%

	1,808,510		1,660,143
Original issuance discounts on debt	(27,355)		—
Adjustments resulting from fresh-start reporting valuation	(148)		(76,608)
Less current maturities	46,261		53,578

Long-term debt, net of current maturities	$1,734,746		$1,529,957

In connection with the combination of Spectrum Brands and Russell Hobbs, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. Dollar Term Loan due June 16, 2016 (the “Term Loan”), (ii) issued $750,000 in aggregate principal amount of 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300,000 U.S. Dollar asset based revolving loan facility due June 16, 2014 (the “ABL Revolving Credit Facility” and together with the Senior Credit Agreement, the “Senior Credit Facilities” and the Senior Credit Facilities together with the 9.5% Notes, the “Senior Secured Facilities”). The proceeds from the Senior Secured Facilities were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The 9.5% Notes and 12% Notes were issued by Spectrum Brands. SB/RH Holdings, LLC, a wholly-owned subsidiary of SB Holdings, and the wholly owned domestic subsidiaries of Spectrum Brands are the guarantors under the 9.5% Notes. The wholly owned domestic subsidiaries of Spectrum Brands are the guarantors under the 12% Notes. SB Holdings is not an issuer or guarantor of the 9.5% Notes or the 12% Notes. SB Holdings is also not a borrower or guarantor under the Company’s Term Loan or the ABL Revolving Credit Facility. Spectrum Brands is the borrower under the Term Loan and its wholly owned domestic subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. Spectrum Brands and its wholly owned domestic subsidiaries are the borrowers under the ABL Revolving Credit Facility and SB/RH Holdings, LLC is a guarantor of that facility.

Senior Term Credit Facility

The Term Loan has a maturity date of June 16, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for a minimum Eurodollar interest rate floor of 1.5% and interest spreads over market rates of 6.5%.

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed their respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

The Term Loan was issued at a 2.00% discount and was recorded net of the $15,000 amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Senior Credit Agreement. During both the three and nine month periods ended July 4, 2010, the Company recorded $25,968 of fees in connection with the Senior Credit Agreement. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the Senior Credit Agreement.

At July 4, 2010, the aggregate amount outstanding under the Term Loan totaled $750,000.

At September 30, 2009, the aggregate amount outstanding under the Prior Term Facility totaled a U.S. Dollar equivalent of $1,391,459, consisting of principal amounts of $973,125 under the U.S. Dollar Term B Loan, €254,970 under the Euro Facility (USD $371,874 at September 30, 2009) as well as letters of credit outstanding under the L/C Facility totaling $46,460.

At July 4, 2010, the Company was in compliance with all covenants under the Senior Credit Agreement.

9.5% Notes

At July 4, 2010, Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company may redeem all or a part of the 9.5% Notes, upon not less than 30 or more than 60 days notice at specified redemption prices. Further, the indenture governing the 9.5% Notes (the “2018 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

The 2018 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2018 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2018 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 9.5% Notes. If any other event of default under the 2018 Indenture occurs and is continuing, the trustee for the 2018 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 9.5% Notes may declare the acceleration of the amounts due under those notes.

At July 4, 2010, the Company was in compliance with all covenants under the 2018 Indenture. The Company, however, is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under the 2018 Indenture being below 2:1. Until the test is satisfied, the Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Successor Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During both the three and nine month periods ended July 4, 2010, the Company recorded $20,810 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, the Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, the Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility the Company is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. During both the three and nine month periods ended July 4, 2010, the Company reclassified $13,085 of accrued interest from Other long term liabilities to principal in connection with the PIK provision of the 12% Notes. At July 4, 2010, the Company had $9,632 of accrued

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

interest included in Other long term liabilities in the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) that will be reclassified to principal upon the next semi-annual interest payment date of August 28, 2010.

The Company may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes require the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

At July 4, 2010 and September 30, 2009, the Company had outstanding principal of $231,161 and $218,076, respectively, under the 12% Notes.

The indenture governing the 12% Notes (the “2019 Indenture”), contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

At July 4, 2010, the Company was in compliance with all covenants under the 12% Notes. The Company, however, is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, Spectrum Brands and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

In connection with the Merger, the Company obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”) and Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”) and increased the Company’s ability to incur indebtedness up to $1,850,000.

During the nine month period ended July 4, 2010, the Company recorded $2,950 of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

ABL Revolving Credit Facility

The ABL Revolving Credit Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent (the “Agent”). The ABL Revolving Credit Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of the Company and its subsidiaries’, restructuring costs, and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at the Company’s option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility will mature on June 16, 2014.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At July 4, 2010, the Company was in compliance with all covenants under the ABL Credit Agreement.

During both the three and nine month periods ended July 4, 2010, the Company recorded $9,759 of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at July 4, 2010, the Company had aggregate borrowing availability of approximately $208,108, net of lender reserves of $28,972.

At July 4, 2010, the Company had an aggregate amount outstanding under the ABL Revolving Credit Facility of $62,920 which includes loans outstanding of $22,000 and letters of credit of $40,920.

At September 30, 2009, the Company had an aggregate amount outstanding under its then-existing asset based revolving loan facility of $84,225 which included a supplemental loan of $45,000 and $6,000 in outstanding letters of credit.

9     EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 96 percent current liability funded status. At January 1, 2010, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

liability funded status equal to or greater than 96 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below.

The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.

Other Benefits

Under the Rayovac postretirement plan the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

The Company’s results of operations for the three and nine month periods ended July 4, 2010 and June 28, 2009 reflect the following pension and deferred compensation benefit costs:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
Components of net periodic pension benefit and deferred compensation benefit cost	2010	2009	2010	2009
Service cost	$725	$601	$2,174	$1,803
Interest cost	1,932	1,727	5,558	5,179
Expected return on assets	(1,382)	(1,147)	(3,926)	(3,442)
Amortization of prior service cost	1	55	4	165
Recognized net actuarial loss	22	39	25	118
Employee contributions	(88)	(29)	(265)	(86)

Net periodic benefit cost	$1,210	$1,246	$3,570	$3,737

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
Pension and deferred compensation contributions	2010	2009	2010	2009
Contributions made during period	$1,711	$2,475	$3,714	$3,724

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009 the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009 through December 31, 2009. Effective January 1, 2010 the Company reinstated its annual contribution as described above. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Successor Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 4, 2010 were $933 and $2,408, respectively. Predecessor Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 28, 2009 were $134 and $2,583, respectively.

10     INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., U.K., and Germany. In the U.S. federal tax filings for years prior to and including Spectrum Brands fiscal year ended September 30, 2006 are closed. However, the federal net operating loss carryforward from Spectrum Brands fiscal year ended September 30, 2006 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. Spectrum Brands fiscal years ended September 30, 2007, 2008, and 2009 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S. federal tax filings for years prior to and including Russell Hobbs fiscal year ended June 30, 2008 are closed. However, the federal net operating loss carryforward from Russell Hobbs fiscal year ended June 30, 2008 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. Russell Hobbs fiscal year ended June 30, 2009 remains open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

During Fiscal 2010, certain of the Company’s German legal entities are undergoing audits for the fiscal years ended 2003 through 2006. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

11     SEGMENT RESULTS

The Company manages its business in four vertically integrated, product-focused reporting segments; (i) Global Batteries & Personal Care; (ii) Global Pet Supplies; (iii) the Home and Garden Business; and (iv) Small Appliances.

On June 16, 2010, the Company completed the Merger with Russell Hobbs. The results of Russell Hobbs operations since June 16, 2010 are in included in the Company’s Condensed Consolidated Statement of Operations (Unaudited). The financial results are reported as a separate business segment, Small Appliances.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income, impairment charges and income tax expense. Corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three and nine month periods ended July 4, 2010 and June 28, 2009 is as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net sales from external customers
Global Batteries & Personal Care	$318,931	$296,759	$1,055,867	$973,594
Global Pet Supplies	135,216	144,594	420,388	419,085
Home and Garden Business	163,584	148,008	266,002	248,447
Small Appliances	35,755	—	35,755	—

Total segments	$653,486	$589,361	$1,778,012	$1,641,126

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Segment profit (loss)
Global Batteries & Personal Care	$31,874	$37,316	$111,570	$124,406
Global Pet Supplies	17,229	19,221	37,325	45,799
Home and Garden Business	40,058	38,645	41,446	36,870
Small Appliances	2,137	—	2,137	—

Total segments	91,298	95,182	192,478	207,075
Corporate expense	9,818	8,209	29,180	24,543
Acquisition and integration related charges	17,002	—	22,472	—
Restructuring and related charges	4,844	3,232	16,662	40,400
Interest expense	132,238	48,649	230,130	148,559
Other expense, net	1,443	(841)	8,427	3,546

Income (loss) from continuing operations before reorganization items and income taxes	$(74,047)	$35,933	$(114,393)	$(9,973)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	Successor Company
	July 4, 2010	September 30, 2009
Segment total assets
Global Batteries & Personal Care	$1,538,227	$1,630,139
Global Pet Supplies	809,963	866,901
Home and Garden	533,153	505,586
Small Appliances	820,691	—

Total segments	3,702,034	3,002,626
Corporate	65,315	18,120

Total assets at period end	$3,767,349	$3,020,746

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of the Company’s imported products fall into the essential classification and qualify for the 2.6 rate; however, the Company’s overall results in Venezuela will be reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, the Company remeasured the local statement of financial position of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation. There is also an ongoing impact related to measuring the Company’s Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar.

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $150 and $1,306 reduction to the Company’s operating income during the three and nine month periods ended July 4, 2010, respectively. The Company also reported a foreign exchange loss in Other expense (income), net, of $5,823 for the nine month period ended July 4, 2010.

12     ACQUISITION AND INTEGRATION RELATED CHARGES

Acquisition and integration related charges reflected in Operating expenses include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Merger of Russell Hobbs.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company for the three and nine month periods ended July 4, 2010:

	Three Months Ended	Nine Months Ended
Legal and professional fees	$15,512	$20,982
Integration costs	103	103
Employee termination charges	1,387	1,387

Total Acquisition and integration related charges	$17,002	$22,472

13     RESTRUCTURING AND RELATED CHARGES

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented as well as consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure incurred prior to the Bankruptcy filing.

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended July 4, 2010 and June 28, 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Cost of goods sold:
Global Batteries & Personal Care	$1,185	$171	$2,638	$12,447
Global Pet Supplies	705	232	2,854	763
Home and Garden Business	—	—	38	—

Total restructuring and related charges in cost of goods sold	1,890	403	5,530	13,210

Operating expenses:
Global Batteries & Personal Care	51	797	(155)	8,106
Global Pet Supplies	222	(20)	724	3,939
Home and Garden Business	(220)	1,168	7,805	2,949
Corporate	2,901	884	2,758	12,196

Total restructuring and related charges in operating expenses	2,954	2,829	11,132	27,190

Total restructuring and related charges	$4,844	$3,232	$16,662	$40,400

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2009 Restructuring Initiatives

The Predecessor Company implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure. The Successor Company recorded $2,553 and $13,942 of pretax restructuring and related charges during the three and nine month periods ended July 4, 2010, respectively, and the Predecessor Company recorded $2,423 and $12,515 of pretax restructuring and related charges during both the three and nine month periods ended June 28, 2009 related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected at approximately $55,000.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the nine month period ended July 4, 2010:

	Termination and Compensation Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$4,180	$84	$4,264
Provisions	2,938	4,885	7,823
Cash expenditures	(2,861)	(848)	(3,709)
Non-cash items	(131)	(56)	(187)

Accrual balance at July 4, 2010	$4,126	$4,065	$8,191

Expensed as incurred(A)	$1,302	$4,817	$6,119

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the nine month period ended July 4, 2010, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during the nine month period ended July 4, 2010	$1,913	$3,578	$8,451	$—	$13,942
Restructuring and related charges since initiative inception	$6,515	$7,034	$13,203	$7,591	$34,343
Total remaining restructuring and related charges expected	$—	$20,300	$200	$—	$20,500

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Successor Company recorded $193 and $1,526 of pretax restructuring and related charges during the three and nine month periods ended July 4, 2010, respectively, and the Predecessor Company recorded $193 and $12,455 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $28,481 since the inception of the Ningbo Exit Plan, which are substantially complete.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and the activity during the nine month period ended July 4, 2010:

Other Costs
Accrual balance at September 30, 2009	$308
Provisions	446
Cash expenditures	(237)
Non-cash items	(10)

Accrual balance at July 4, 2010	$507

Expensed as incurred(A)	$1,080

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Successor Company recorded no pretax restructuring and related charges during the three month period ended July 4, 2010 and $79 of pretax restructuring and related charges during the nine month period ended July 4, 2010. The Predecessor Company recorded $(32) and $54 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,526 since the inception of the Latin American Initiatives, which are substantially complete.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and the activity during the nine month period ended July 4, 2010:

Latin American Initiatives Summary

Other Costs
Accrual balance at September 30, 2009	$331
Non-cash items	(331)

Accrual balance at July 4, 2010	$—

Expensed as incurred(A)	$79

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Successor Company recorded $2,098 and $1,115 of pretax restructuring and related charges during the three and nine month periods ended July 4, 2010, respectively, and the Predecessor Company recorded $1,448 and $12,499 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $86,300, the majority of which are cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and the activity during the nine month period ended July 4, 2010:

Global Realignment Initiatives Summary

	Termination and Compensation Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$14,581	$3,678	$18,259
Provisions	(31)	(1,101)	(1,132)
Cash expenditures	(5,612)	(76)	(5,688)
Non-cash items	(496)	454	(42)

Accrual balance at July 4, 2010	$8,442	$2,955	$11,397

Expensed as incurred(A)	$2,616	$(369)	$2,247

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the nine month period ended July 4, 2010, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during the nine month period ended July 4, 2010	$(1,034)	$(795)	$2,944	$1,115
Restructuring and related charges since initiative inception	$46,606	$6,763	$32,718	$86,087
Total remaining restructuring and related charges expected	$—	$—	$220	$220

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales,

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

marketing and support functions. The Successor Company recorded no pretax restructuring and related charges during the three and nine month periods ended July 4, 2010 and the Predecessor Company also recorded no pretax restructuring and related charges during the three and nine month periods ended June 28, 2009 in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,057 since the inception of the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and the activity during the nine month period ended July 4, 2010:

European Initiatives Summary

	Termination and Compensation Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$2,623	$319	$2,942
Cash expenditures	(450)	(151)	(601)
Non-cash items	(353)	16	(337)

Accrual balance at July 4, 2010	$1,820	$184	$2,004

14    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $9,626, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. This matter is currently stayed pending resolution of a similar case in which the Company is not a party. The Company is reviewing the claims but is unable to estimate any possible losses at this time.

In May 2010, Herengrucht Group, LLC filed an action in the U.S. District Court for the Southern District of California against the Company claiming that the Company had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. The Company is reviewing the claims but is unable to estimate any possible losses at this time.

A subsidiary of the Company is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006.

The original complaint in this action alleged a claim for, among other things, breach of contract against Applica and a number of tort claims against certain entities affiliated with the Harbinger Master Fund and Harbinger Special Fund and, together with Harbinger Master Fund, the HCP Funds. The claims against Applica related to the alleged breach of the merger agreement between Applica and NACCO Industries, Inc. (“NACCO”) and one of its affiliates, which agreement was terminated following Applica’s receipt of a superior merger offer from the HCP Funds. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Applica for, among other things, breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Applica and the HCP Funds. The original complaint was filed in conjunction with a motion preliminarily to enjoin the HCP Funds’ acquisition of Applica. On December 1, 2006, plaintiffs withdrew their motion for a preliminary injunction. In light of the consummation of Applica’s merger with affiliates of the HCP Funds in January 2007 (Applica is currently a subsidiary of Russell Hobbs), the Company believes that any claim for specific performance is moot. Applica filed a motion to dismiss the amended complaint in December 2007. Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008. Applica moved to dismiss the second amended complaint, which motion was granted in part and denied in part in December 2009.

The trial is currently scheduled for February 2011. The Company may be unable to resolve the disputes successfully or without incurring significant costs and expenses. As a result, Russell Hobbs and Harbinger Master Fund have entered into an indemnification agreement, dated as of February 9, 2010, by which Harbinger Master Fund has agreed, effective upon the consummation of the Merger, to indemnify Russell Hobbs, its subsidiaries and any entity that owns all of the outstanding voting stock of Russell Hobbs against any out-of-pocket losses, costs, expenses, judgments, penalties, fines and other damages in excess of $3,000 incurred with respect to this litigation and any future litigation or legal action against the indemnified parties arising out of or relating to the matters which form the basis of this litigation.

Applica Consumer Products, Inc., a subsidiary of the Company, is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. Russell Hobbs, another subsidiary, is a defendant in one asbestos lawsuit in which the plaintiff has alleged injury as the result of exposure to asbestos in toasters and/or toaster ovens. There are numerous defendants named in these lawsuits, many of whom, unlike Russell Hobbs or Applica, actually manufactured asbestos containing products. The Company believes that these actions are without merit, but may be unable to resolve the disputes successfully without incurring significant expenses. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

15     ACQUISITION

On June 16, 2010, the Company merged with Russell Hobbs. Headquartered in Miramar, Florida, Russell Hobbs is a designer, marketer and distributor of a broad range of branded small household appliances. Russell Hobbs markets and distributes small kitchen and home appliances, pet and pest products and personal care products. Russell Hobbs has a broad portfolio of recognized brand names, including Black & Decker, George Foreman, Russell Hobbs, Toastmaster, LitterMaid, Farberware, Breadman and Juiceman. Russell Hobbs’ customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.

The results of Russell Hobbs operations since June 16, 2010 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited). The financial results of Russell Hobbs are reported as a separate business segment, Small Appliances. Russell Hobbs contributed $35,755 in Net sales, and recorded Operating income of $647 for the period from June 16, 2010 through the period ended July 4, 2010, which includes $1,490 of Acquisition and integration related charges.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounted for the Merger by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition. After consummation of the Merger, the stockholders of Spectrum Brands, inclusive of Harbinger, own approximately 60% of SB Holdings and the stockholders of Russell Hobbs own approximately 40% of SB Holdings. Inasmuch as Russell Hobbs is a private company and its common stock was not publicly traded, the closing market price of the Spectrum Brands common stock at June 15, 2010 was used to calculate the purchase price. The total purchase price of Russell Hobbs was approximately $597,579 determined as follows:

Spectrum Brands closing price per share on June 15, 2010	$28.15
Purchase price—Russell Hobbs allocation—20,704 shares(1)(2)	$575,203
Cash payment to pay off Russell Hobbs’ north american credit facility	22,376

Total purchase price of Russell Hobbs	$597,579

(1)	Number of shares calculated based upon conversion formula, as defined in the Merger Agreement, using balances as of June 16, 2010.
(2)

The fair value of 271 shares of unvested restricted stock units as they relate to post combination services will be recorded as operating expense over the remaining service period and were assumed to have no fair value for the purchase price.

Preliminary Purchase Price Allocation

The total purchase price for Russell Hobbs was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values at June 16, 2010 as set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations, the determination of identifiable intangible assets and the final allocation of goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price allocation for Russell Hobbs is as follows:

Current assets	$307,809
Property, plant and equipment	15,150
Intangible assets	363,327
Goodwill	120,079
Other assets	15,752

Total assets acquired	$822,117
Current liabilities	142,046
Total debt	18,970
Long-term liabilities	63,522

Total liabilities assumed	$224,538

Net assets acquired	$597,579

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Preliminary Pre-Acquisition Contingencies Assumed

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Russell Hobbs that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary purchase price allocation for Russell Hobbs. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Russell Hobbs. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the purchase price allocation. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company’s results of operations.

Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts recognized as it obtains the information necessary to complete its analysis during the measurement period. The following items are provisional and subject to change:

•	tangible assets and liabilities acquired;

•	amounts for legal contingencies, pending the finalization of the Company’s examination and evaluation of the portfolio of filed cases;

•	amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations; and

•	the determination of identifiable intangible assets and the final allocation of Goodwill.

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a preliminary valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. Significant adjustments as a result of that preliminary valuation are summarized as followed:

•

Inventories—An adjustment of $1,721 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•	Deferred tax liabilities, net—An adjustment of $43,086 was recorded to adjust deferred taxes for the preliminary fair value allocations.

•

Property, plant and equipment, net—An adjustment of $(455) was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to their highest and best use. Key assumptions used in the valuation of the Company’s property, plant and equipment were based on the cost approach.

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company’s management. The total fair value of indefinite and definite lived intangibles was $363,327 as of June 16, 2010. A summary of the significant key inputs were as follows:

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 93% which was supported by historical retention rates. Income taxes were estimated at 36% and amounts were discounted using a rate of 15.5%. The customer relationships were valued at $38,000 under this approach.

•

The Company valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 2.0% to 5.5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subjected trademark. In estimating the fair value of the trademarks and trade names, nets sales were estimated to grow at a rate of 1%-12% annually with a terminal year growth rate of 3%. Income taxes were estimated at a range of 30%-38% and amounts were discounted using rates between 15.5%-16.5%. Trade name and trademarks were valued at $170,930 under this approach.

•

The Company valued a trade name license agreement using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade name license agreement, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade name license agreement after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. In estimating the fair value of the trade name license agreement net sales were estimated to grow at a rate of 1% annually. The Company assumed a twelve year useful life of the trade name license agreement. Income taxes were estimated at 37% and amounts were discounted using a rate of 15.5%. The trade name license agreement was valued at $149,200 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors including prior transactions of Russell Hobbs related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies were 2% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 9 to 11

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

years. In estimating the fair value of the technologies, nets sales were estimated to grow at a rate of 3%-12% annually. Income taxes were estimated at 37% and amounts were discounted using the rate of 15.5%. The technology assets were valued at $4,100 under this approach.

Supplemental Pro Forma Information

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2008.

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net sales:
Reported Net sales	$653,486	$589,361	$1,778,012	$1,641,126
Russell Hobbs adjustment	137,540	167,059	543,952	570,242

Pro forma Net sales	$791,026	$756,420	$2,321,964	$2,211,368

Loss from continuing operations:
Reported Loss from continuing operations	$(86,507)	$(34,481)	$(163,055)	$(125,647)
Russell Hobbs adjustment	(20,547)	(8,466)	(5,504)	(31,308)

Pro forma Loss from continuing operations	$(107,054)	$(42,947)	$(168,559)	$(156,955)

Basic and Diluted earnings per share(A):
Reported Basic and Diluted earnings per share	$(2.53)	$(0.67)	$(5.20)	$(2.44)
Russell Hobbs adjustment	(0.61)	(0.17)	(0.18)	(0.61)

Pro forma basic earnings per share	$(3.14)	$(0.84)	$(5.38)	$(3.05)

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

16     NEW ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for the Company’s annual financial statements for the period that began after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

In connection with the Merger, we refinanced our existing senior debt and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750 million U.S. Dollar Term Loan due June 16, 2016, new 9.5% Senior Secured Notes maturing June 15, 2018 and a new $300 million ABL revolving facility due June 16, 2014.

As further described below, on February 3, 2009, we and our wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SB Holdings and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger, as well as both before and on and after the Effective Date. The term “Old Spectrum,” refers only to Spectrum Brands, our Wisconsin predecessor, and its subsidiaries prior to the Effective Date.

Financial information included in our financial statements prepared after August 30, 2009 will not be comparable to financial information from prior periods. See Item 1A. Risk Factors—“Risks Related To Our Emergence From Bankruptcy” for more information.

Business Overview

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control products.

We manage our business in four reportable segments: (i) Global Batteries & Personal Care, which consists of our worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) the Home and Garden Business, which consists of our home and garden control product offerings, including household insecticides, repellants and herbicides (the “Home and Garden Business”); and (iv) Small Appliances, which consists of small electrical appliances primarily in the kitchen and home product categories (“Small Appliances”).

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. With the addition of Russell Hobbs we design, market and distribute a broad range of branded small household appliances and personal care products. Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that business segment.

Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.

Chapter 11 Proceedings

On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. On the same day, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”). The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”). For more details regarding the Chapter 11 Proceedings, as well as the events leading to our voluntary filing for Chapter 11 bankruptcy, see “Item 1. Business” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009.

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and approximately $218 million in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Old Spectrum’s 8 1/2 % Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8 % Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). For a further discussion of the 12% Notes see “Debt Financing Activities—12% Notes.” Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession credit facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility.

Results of Operations

Fiscal Quarter and Fiscal Nine Month Period Ended July 4, 2010 Compared to Fiscal Quarter and Fiscal Nine Month Period Ended June 28, 2009

In this Quarterly Report on Form 10-Q we refer to the fiscal three month period ended July 4, 2010 as the “Fiscal 2010 Quarter,” the fiscal nine month period ended July 4, 2010 as the “Fiscal 2010 Nine Months,” the fiscal three month period ended June 28, 2009 as the “Fiscal 2009 Quarter” and the fiscal nine month period ended June 28, 2009 as the “Fiscal 2009 Nine Months.”

We have presented the growing products portion of our Home and Garden Business as discontinued operations for all periods presented. The board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the shutdown of the growing products portion of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2010 Quarter, the Fiscal 2010 Nine Months, the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months only reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2010 Quarter increased to $653 million from $589 million in the Fiscal 2009 Quarter, an 11% increase. The following table details the principal components of the change in net sales from the Fiscal 2009 Quarter to the Fiscal 2010 Quarter (in millions):

Net Sales
Fiscal 2009 Quarter Net Sales	$589
Increase in Global Batteries & Personal Care consumer battery sales	11
Increase in Global Batteries & Personal Care Remington branded product sales	12
Increase in Home and garden control product sales	16
Increase in Portable Lighting product sales	3
Decrease in Pet supplies sales	(8)
Addition of Small Appliances	35
Foreign currency impact, net	(5)

Fiscal 2010 Quarter Net Sales	$653

Net sales for the Fiscal 2010 Nine Months increased to $1,778 million from $1,641 million in the Fiscal 2009 Nine Months, an 8% increase. The following table details the principal components of the change in net sales from the Fiscal 2009 Nine Months to the Fiscal 2010 Nine Months (in millions):

Net Sales
Fiscal 2009 Nine Months Net Sales	$1,641
Increase in Global Batteries & Personal Care Remington branded product sales	27
Increase in Global Batteries & Personal Care consumer battery sales	18
Increase in Home and Garden control product sales	17
Increase in Portable Lighting product sales	3
Decrease in Pet supplies sales	(3)
Addition of Small Appliances	35
Foreign currency impact, net	40

Fiscal 2010 Nine Months Net Sales	$1,778

Consolidated net sales by product line for the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Nine Months and the Fiscal 2009 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2010	2009	2010	2009
Product line net sales
Battery sales	$194	$185	$629	$590
Pet supplies sales	135	145	420	419
Home and Garden control product sales	164	148	266	249
Shaving and grooming product sales	61	48	196	166
Personal care product sales	43	44	167	158
Lighting product sales	21	18	65	59
Small appliances	35	—	35	—

Total net sales to external customers	$653	$589	$1,778	$1,641

Global consumer battery sales increased $9 million, or 5%, in the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter. The increase in consumer battery sales is attributable to increases in Latin America and North America of $9 million and $7 million, respectively. These gains were partially offset by declines in Europe of $5 million and unfavorable foreign exchange translation of $2 million. The decrease within Europe is primarily due to the continued exit of low margin private label sales. The $10 million, or 7%, decrease in pet supplies sales during the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter is due to decreased promotional activity from retailers and unfavorable foreign exchange translation of approximately $1 million. The $16 million, or 11%, increase in home and garden control product sales in the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter is a result of greater volume with major customers driven by incentives to the retailer and promotional campaigns. Shaving and grooming product sales increased $13 million, or 23%, in the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter driven by increases within Europe of $10 million. The increased shaving and grooming product sales within Europe is a result of successful promotions and operational execution. Personal care product sales during the Fiscal 2010 Quarter decreased $1 million, or 3%, compared to the Fiscal 2009 Quarter, as a result of unfavorable foreign exchange impacts. Lighting product sales increased $3 million, or 19%, during the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter as a result of significant new distribution to a major customer.

Global consumer battery sales increased $39 million, or 7%, in the Fiscal 2010 Nine Months compared to the Fiscal 2009 Nine Months. The increase was driven by favorable foreign exchange translation of $21 million coupled with increased sales in North America and Latin America. These increases were tempered by decreased consumer battery sales of $17 million in Europe, primarily due to our continued exit of low margin private label battery sales. Pet supplies sales were virtually flat in the Fiscal 2010 Nine Months compared to the Fiscal 2009 Nine Months, increasing $1 million to $420 million. The $1 million increase comprised of favorable foreign exchange translation of $5 million which was offset by decreased aquatics sales, primarily in the Pacific Rim. Home and garden control product sales increased $17 million, or 7%, in the Fiscal 2010 Nine Months compared to the Fiscal 2009 Nine Months. The increase is due to additional sales to major customers driven by incentives to retailers and promotional campaigns. Electric shaving and grooming products increased $30 million, or 18%, in the Fiscal 2010 Nine Months compared to the Fiscal 2009 Nine Months. This increase is primarily due to increased sales in Europe of $23 million and favorable foreign exchange translation of $6 million. During the Fiscal 2010 Nine Months electric personal care sales increased $9 million, or 5%, compared to the Fiscal 2009 Nine Months primarily due to favorable foreign exchange translation of $5 million and increases within Latin America and North America of $3 million and $2 million, respectively. These increases within electric personal care sales were slightly offset by declines in Europe of $2 million. The $6 million, or 9%, increase in portable lighting sales in the Fiscal 2010 Nine Months compared to the Fiscal 2009 Nine Months was primarily due to favorable foreign exchange translation of $2 million coupled with the same factors mentioned above for the Fiscal 2010 Quarter.

Gross Profit. Gross profit for the Fiscal 2010 Quarter was $253 million versus $230 million for the Fiscal 2009 Quarter. Our gross profit margin for the Fiscal 2010 Quarter decreased slightly to 38.6% from 39.1% in the Fiscal 2009 Quarter. This slight decline in gross profit margin is primarily due to Restructuring and related charges of $2 million in the Fiscal 2010 Quarter compared to de minimis charges during the Fiscal 2009 Quarter. Restructuring and related charges in the Fiscal 2010 Quarter were primarily related to cost reduction initiatives announced in 2009. Gross profit for the Fiscal 2010 Nine Months was $647 million versus $605 million for the Fiscal 2009 Nine Months. Our gross profit margin for the Fiscal 2010 Nine Months decreased slightly to 36.4% from 36.8% in the Fiscal 2009 Nine Months. As a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”), inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized $34 million in additional cost of goods sold in the Fiscal 2010 Nine Months. The impact of the inventory revaluation was offset by lower Restructuring and related charges as Cost of goods sold during the Fiscal 2010 Nine Months included $6 million of Restructuring and related charges whereas the Fiscal 2009 Nine Months included $13 million of Restructuring and related charges. The Restructuring and related charges incurred in the Fiscal 2010 Nine Months were primarily associated with cost reduction initiatives announced in 2009. The $13 million of Restructuring and related charges incurred in the Fiscal 2009 Nine Months primarily related to the shutdown of our Ningbo, China battery manufacturing facility. See “Restructuring and Related Charges” below, as well as Note 13, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2010 Quarter totaled $193 million versus $147 million for the Fiscal 2009 Quarter representing an increase of $46 million. During the Fiscal 2010 Quarter we incurred $17 million of Acquisition and integration related charges as a result of our merger with Russell Hobbs. During the Fiscal 2010 Quarter we also incurred $6 million of Selling expense and $3 million of General and administrative expense related to the Small Appliances segment. Also included in Operating expenses for the Fiscal 2010 Quarter was additional depreciation and amortization as a result of the revaluation of our long lived assets in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Operating expenses for the Fiscal 2010 Nine Months totaled $523 million versus $463 million for the Fiscal 2009 Nine Months representing an increase of $60 million. The increase in the Fiscal 2010 Nine Months was due to the same factors affecting the Fiscal 2010 Quarter increase partially offset by lower restructuring and related charges. In the Fiscal 2010 Nine Months we recorded approximately $11 million of restructuring and related charges which were primarily related to cost reduction initiatives announced in 2009. We recorded $27 million of restructuring and related charges in the Fiscal 2009 Nine Months which related to consulting, legal and accounting fees related to the evaluation of our capital structure coupled with various cost reduction initiatives announced in 2009 and our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 13, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Adjusted EBITDA. Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining the Company’s debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While the Company’s management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results.

Adjusted EBITDA, which includes the results of Russell Hobbs’ businesses as if it was combined with Spectrum for all periods presented (see reconciliation of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBITDA by segment below) was $124 million for the Fiscal 2010 Quarter compared with $123 million for the Fiscal 2009 Quarter.

Segment Results. As discussed above, we manage our business in four reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies, (iii) Home and Garden Business; and (iv) Small Appliances.

Operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a standalone basis have been included in the determination of operating segment profits. Corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 11, Segment Results, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Below is a reconciliation of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBITDA by segment for the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Nine Months and the Fiscal 2009 Nine Months:

	Fiscal 2010 Quarter
	Global Batteries & Personal Care	Global Pet Supplies	Home and Garden Business	Small Appliances	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$29	$17	$40	$2	$(175)	$(87)

Income tax expense	—	—	—	—	13	13
Interest expense	—	—	—	—	50	50
Write-off unamortized discounts and financing fees(b)	—	—	—	—	82	82
Pre-acquisition earnings	—	—	—	15	—	15
Restructuring and related charges	1	1	—	—	3	5
Acquisition and Integration related charges	—	—	—	1	16	17
Accelerated depreciation and amortization(c)	—	—	—	—	(2)	(2)

Adjusted EBIT	$30	$18	$40	$18	$(13)	$93
Depreciation and amortization	14	7	4	1	6	31
Adjusted EBITDA	$44	$25	$44	$19	$(7)	$124

	Fiscal 2009 Quarter
	Global Batteries & Personal Care	Global Pet Supplies	Home and Garden Business	Small Appliances	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$37	$19	$35	$—	$(128)	$(37)

Loss from discontinued operations, net of tax	—	—	2	—	—	2
Income tax expense	—	—	—	—	8	8
Interest expense	—	—	—	—	49	49
Write-off unamortized discounts and financing fees(b)	—	—	—	—	—	—
Pre-acquisition earnings	—	—	—	21	—	21
Restructuring and related charges	1	—	1	—	1	3
Reorganization items	—	—	—	—	62	62
Brazilian IPI credit/other	(1)	—	—	—	—	(1)

Adjusted EBIT	$37	$19	$38	$21	$(8)	$107
Depreciation and amortization	6	6	3	—	1	15
Adjusted EBITDA	$43	$25	$41	$21	$(7)	$122

	Fiscal 2010 Nine Months
	Global Batteries & Personal Care	Global Pet Supplies	Home and Garden Business	Small Appliances	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$101	$35	$31	$2	$(334)	$(166)

Loss from discontinued operations, net of tax	—	—	3	—	—	3
Income tax expense	—	—	—	—	45	45
Interest expense	—	—	—	—	148	148
Write-off unamortized discounts and financing fees(b)	—	—	—	—	82	82
Pre-acquisition earnings	—	—	—	67	—	67
Restructuring and related charges	3	4	8	—	2	17
Acquisition and integration related charges	—	—	—	1	21	22
Reorganization items	—	—	—	—	4	4
Accelerated depreciation and amortization(c)	—	—	—	—	(2)	(2)
Fresh-start inventory fair value adjustment	18	14	2	—	—	34
Brazilian IPI credit/other	(5)	—	—	—	—	(5)

Adjusted EBIT	$117	$52	$44	$70	$(34)	$249
Depreciation and amortization	38	21	10	1	13	83
Adjusted EBITDA	$155	$73	$54	$71	$(21)	$332

	Fiscal 2009 Nine Months
	Global Batteries & Personal Care	Global Pet Supplies	Home and Garden Business	Small Appliances	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$99	$42	$(50)	$—	$(301)	$(210)

Loss from discontinued operations, net of tax	—	—	84	—	—	84
Income tax expense	—	—	—	—	32	32
Interest expense	—	—	—	—	149	149
Pre-acquisition earnings	—	—	—	57	—	57
Restructuring and related charges	21	5	3	—	12	40
Reorganization items	—	—	—	—	84	84
Accelerated depreciation and amortization(c)	(3)	—	—	—	—	(3)
Brazilian IPI credit/other	(5)	—	—	—	—	(5)

Adjusted EBIT	$112	$47	$37	$57	$(24)	$228
Depreciation and Amortization	21	16	8	—	2	47
Adjusted EBITDA	$133	$63	$45	$57	$(22)	$275

(a)

It is the Company’s policy to record Income tax expense (benefit), and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

(b)

Adjustment reflects $61.4 million write off of unamortized deferred financing fees and discounts associated with the company’s capital structure refinanced on June 16, 2010; $5.0 million charge related to pre-payment premiums associated with the paydown of the ABL and FILO extinguished on June 16, 2010 and $15.7 million related to the termination of interest swaps and commitment fees.

(c)

Adjustment reflects restricted stock amortization and accelerated depreciation associated with certain restructuring initiatives. Inasmuch as this amount is included within Restructuring and related charges, this adjustment negates the impact of reflecting the add-back of depreciation and amortization.

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Nine Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$319	$297	$1,056	$974
Segment profit	$32	$37	$112	$124
Segment profit as a % of net sales	10.0%	12.5%	10.6%	12.7%
Segment Adjusted EBITDA	$44	$43	$155	$133
Assets at July 4, 2010 and September 30, 2009	$1,538	$1,630	$1,538	$1,630

Segment net sales to external customers in the Fiscal 2010 Quarter increased $22 million to $319 million from $297 million during the Fiscal 2009 Quarter, a 7% increase. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2010 Quarter by approximately $4 million. Battery sales for the Fiscal 2010 Quarter increased to $194 million when compared to sales of $185 million in the Fiscal 2009 Quarter. The increase is attributable to gains in Latin America and North America of $9 million and $7 million, respectively. The increased sales within Latin America were driven by increased specialty battery sales volume in Central America and Columbia while the increases in North America were attributable to continued sales growth with a major customer. These gains were partially offset by declines in Europe of $5 million and unfavorable foreign exchange translation of $2 million. The decrease within Europe is primarily due to the continued exit of low margin private label sales. Net sales of electric shaving and grooming products in the Fiscal 2010 Quarter increased by $13 million from their levels in the Fiscal 2009 Quarter primarily due to increases within Europe of $10 million. The increased shaving and grooming product sales within Europe is a result of successful promotions and operational execution. We also experienced modest increases during the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter within both North America and Latin America of $2 million and $1 million, respectively. Net sales of electric personal care products in the Fiscal 2010 Quarter decreased slightly by $1 million compared to the Fiscal 2009 Quarter due to unfavorable foreign exchange translation. Net sales of portable lighting products for the Fiscal 2010 Quarter increased to $21 million as compared to sales of $18 million for the Fiscal 2009 Quarter as a result of increased distribution to a major customer. Segment net sales to external customers in the Fiscal 2010 Nine Months increased $82 million to $1,056 million from $974 million during the Fiscal 2009 Nine Months, a 9% increase. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2010 Nine Months by approximately $35 million. Battery sales for the Fiscal 2010 Nine Months increased to $629 million when compared to sales of $590 million in the Fiscal 2009 Nine Months. The increased sales are attributable to favorable foreign currency exchange translation of $21 million coupled with increased specialty battery sales of $24 million which was partially tempered by a decline in alkaline sales of $6 million. The increase in specialty battery sales are due to greater volume in Colombia and Central America coupled with increased sales at a major customer within North America. The decrease in alkaline sales is due to the continued exit of low margin private label sales in Europe which was offset by sales with a major customer in North America. Net sales of electric shaving and grooming products in the Fiscal 2010 Nine Months increased by $30 million from their levels in the Fiscal 2009 Nine Months due to favorable foreign exchange translation of $6 million coupled with increased sales in Europe of $23 million. Net sales of electric personal care products in the Fiscal 2010 Nine Months increased by $9 million compared to the Fiscal 2009 Nine Months due to favorable foreign exchange translation of $5 million coupled with increases within North America and Latin America of $2 million and $3 million, respectively. These increases within electric personal care sales were slightly offset by declines in Europe of $2 million. Net sales of portable lighting products for the Fiscal 2010 Nine Months increased to $65 million as compared to sales of $59 million for the Fiscal 2009 Nine Months. The increased lighting products sales is a result of the factors mentioned above.

Segment profitability in the Fiscal 2010 Quarter was $32 million compared to $37 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of net sales decreased to 10.0% in the Fiscal 2010 Quarter compared to 12.5% in the Fiscal 2009 Quarter. Segment profitability in the Fiscal 2010 Quarter was negatively impacted by an increase of approximately $4 million in intangible asset amortization, primarily related to customer relationship lists, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Offsetting this decrease to segment profitability was higher sales, primarily due to favorable foreign exchange translation, and savings from our cost reduction initiatives announced in Fiscal 2009. Segment profitability in the Fiscal 2010 Nine Months decreased to $112 million from $124 million in the Fiscal 2009 Nine Months. Segment profitability as a percentage of net sales decreased to 10.6% in the Fiscal 2010 Nine Months compared to 12.7% in the Fiscal 2009 Nine Months. The decrease in segment profitability for the Fiscal 2010 Nine Months was mainly attributable to a $19 million increase in cost of goods sold due to the revaluation of inventory coupled with approximately a $12 million increase in intangible amortization due to our adoption of fresh-start reporting as mentioned in the Fiscal 2010 Quarter. Offsetting this decrease to segment profitability was higher sales, primarily due to favorable foreign exchange translation, and savings from our restructuring initiatives mentioned above in the Fiscal 2010 Quarter. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in the Fiscal 2010 Quarter was $44 million compared to $43 million in the Fiscal 2009 Quarter. Segment Adjusted EBITDA increased to $155 million in the Fiscal 2010 Nine Months compared to $133 million in the Fiscal 2009 Nine Months. The increase in Adjusted EBITDA is mainly driven by the highly efficient cost structure now in place form our cost reduction initiatives announced in Fiscal 2009 coupled with increases in market share in certain of our product categories.

Segment assets at July 4, 2010 decreased to $1,538 million from $1,630 million at September 30, 2009. The decrease is primarily due to the impact of foreign currency translation. On July 4, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $869 million and $909 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Foreign Currency Translation—Venezuela Impacts

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. As of January 4, 2010, the beginning of our second quarter of Fiscal 2010, we have determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for our Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of our imported products fell into the essential classification and qualified for the 2.6 rate; however, our overall results in Venezuela are reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, we remeasured the local statement of financial position of our Venezuela entity during the second quarter of our fiscal 2010 to reflect the impact of the devaluation. There will also be an ongoing impact related to measuring our Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar; however, we do not expect that impact to be material.

The designation of our Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1 million unfavorable impact to our operating income and a foreign exchange loss, reflected in Other expense, net, of approximately $6 million for the Fiscal 2010 Nine Months.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$135	$145	$420	$419
Segment profit	$17	$19	$37	$46
Segment profit as a % of net sales	12.6%	13.1%	8.8%	11.0%
Segment Adjusted EBITDA	$25	$25	$73	$63
Assets at July 4, 2010 and September 30, 2009	$810	$867	$810	$867

Segment net sales to external customers in the Fiscal 2010 Quarter decreased to $135 million from $145 million in the Fiscal 2009 Quarter, representing a decrease of $10 million or 7%. The decrease in net sales in the Fiscal 2010 Quarter was primarily driven by decreased promotional activity from retailers and unfavorable foreign exchange translation of approximately $1 million. Segment net sales to external customers in the Fiscal 2010 Nine Months increased slightly to $420 million from $419 million in the Fiscal 2009 Nine Months. The increase in net sales in the Fiscal 2010 Nine Months was primarily driven by favorable foreign currency exchange translation of $4 million which was partially offset the factors mentioned above.

Segment profitability in the Fiscal 2010 Quarter was $17 million versus $19 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter decreased to 12.6% from 13.1%

in the same period last year. The slight decline in segment profitability for the Fiscal 2010 Quarter was mainly attributable to the previously mentioned decrease in promotional activity from retailers. Segment profitability in the Fiscal 2010 Nine Months was $37 million versus $46 million in the Fiscal 2009 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2010 Nine Months decreased to 8.8% from 11.0% in the same period last year. The decrease in segment profitability for the Fiscal 2010 Nine Months was mainly attributable to a $14 million increase in cost of goods sold due to the revaluation of inventory in accordance with SFAS 141, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code which was partially offset by increased segment profitability during the Fiscal 2010 Nine Months as a result of improved pricing and lower manufacturing costs and savings from our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in the Fiscal 2010 Quarter was $25 million compared to $25 million in the Fiscal 2009 Quarter. Segment Adjusted EBITDA increased to $73 million in the Fiscal 2010 Nine Months compared to $63 million in the Fiscal 2009 Nine Months. Despite decreased net sales for the Fiscal 2010 Quarter of $10 million, our successful efforts to create a lower cost structure including the closure and consolidation of some of our pet facilities, and improved product mix, resulted in Adjusted EBITDA of $25 million which was flat when compared to the Fiscal 2009 Quarter. The $10 million increase in Adjusted EBITDA for the Fiscal 2010 Nine months is due to our cost savings initiatives mentioned previously. See “Restructuring and related charges” below for further detail on our Fiscal 2009 initiatives.

Segment assets at July 4, 2010 decreased to $810 million from $867 million at September 30, 2009. The decrease is primarily due to the impact of foreign currency translation. On July 4, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $576 million and $618 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Home and Garden

	Fiscal Quarter		Fiscal Nine Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$164	$148	$266	$249
Segment profit	$40	$39	$41	$37
Segment profit as a % of net sales	24.4%	26.4%	15.4%	14.9%
Segment Adjusted EBITDA	$44	$41	$54	$45
Assets at July 4, 2010 and September 30, 2009	$533	$506	$533	$506

Segment net sales to external customers in the Fiscal 2010 Quarter increased to $164 million from $148 million in the Fiscal 2009 Quarter. The increase in net sales in the Fiscal 2010 Quarter was primarily a result of greater volume with major customers driven by incentives to the retailer. Segment net sales to external customers increased to $266 million in the Fiscal 2010 Nine Months from $249 million in the Fiscal 2009 Nine Months. The increase in net sales in the Fiscal 2010 Nine Months is attributable to the factors mentioned above.

Segment profitability in the Fiscal 2010 Quarter increased slightly to $40 million from $39 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of sales in the Fiscal 2010 Quarter decreased slightly to 24.4% from 26.4% in the same period last year. Segment profitability in the Fiscal 2010 Nine Months increased to $41 million from $37 million in the Fiscal 2009 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2010 Nine Months increased to 15.4% from 14.9% in the same period last year.

This slight increase in segment profitability was attributable to savings from our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 13, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. The increase in profitability during the Fiscal 2010 Nine Months was tempered by a $2 million increase in cost of goods sold due to the revaluation of inventory and increased intangible amortization due to the revaluation of our customer relationships in accordance with SFAS 141 as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code.

Segment Adjusted EBITDA in the Fiscal 2010 Quarter was $44 million compared to $41 million in the Fiscal 2009 Quarter. Segment Adjusted EBITDA increased to $54 million in the Fiscal 2010 Nine Months compared to $45 million in the Fiscal 2009 Nine Months. The increase in Adjusted EBITDA for the Fiscal 2010 Quarter and Fiscal 2010 Nine months is mainly driven by our expanded promotions at our top retailers and strong sales growth.

Segment assets at July 4, 2010 increased to $533 million from $506 million at September 30, 2009. On July 4, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $413 million and $419 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Small Appliances

	Fiscal Quarter		Fiscal Nine Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$35	$—	$35	$—
Segment profit	$2	$—	$2	$—
Segment profit as a % of net sales	5.7%	—	5.7%	—
Segment Adjusted EBITDA	$19	$21	$71	$57
Assets at July 4, 2010 and September 30, 2009	$821	$—	$821	$—

Segment net sales to external customers in the Fiscal 2010 Quarter were $35 million. This represents sales related to Russell Hobbs from the date of the consummation of the merger, June 16, 2010 through the close of the Fiscal 2010 Quarter.

Segment profitability in the Fiscal 2010 Quarter was $2 million. This represents segment profit related to Russell Hobbs from the date of the consummation of the merger, June 16, 2010 through the close of the Fiscal 2010 Quarter.

Segment Adjusted EBITDA in the Fiscal 2010 Quarter was $19 million compared to $21 million in the Fiscal 2009 Quarter. The slight decrease in Adjusted EBITDA for the Fiscal 2010 Quarter is mainly due to our focus on expanding our presence in the healthy cooking category and leveraging the strength of the George Foreman brand with increased promotional spending, Adjusted EBITDA increased to $71 million in the Fiscal 2010 Nine Months compared to $57 million in the Fiscal 2009 Nine Months. The $14 million increase in the Fiscal 2010 Nine Months is mainly driven by Russell Hobbs’ voluntarily exiting non-profitable product lines and implementing cost reduction initiatives.

Segment assets at July 4, 2010 were $821 million. On July 4, 2010 goodwill and intangible assets, which were revalued in conjunction with the Merger, totaled approximately $488 million.

Corporate Expense. Our corporate expense in the Fiscal 2010 Quarter was $10 million compared to $8 million during the Fiscal 2009 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2010 Quarter was 1.5% and 1.4% for the Fiscal 2009 Quarter. The increase is primarily due to stock compensation expense of $6 million in the Fiscal 2010 Quarter compared to $1 million of stock compensation expense in the Fiscal 2009 Quarter. Our corporate expense in the Fiscal 2010 Nine Months was $29 million compared to $25 million during the Fiscal 2009 Nine Months. Corporate expense as a percentage of consolidated net sales for the Fiscal 2010 Nine Months was 1.6% and 1.5% for the Fiscal 2009 Nine Months. The increase is primarily due to stock compensation expense of $12 million in the Fiscal 2010 Nine Months compared to $2 million of stock compensation expense in the Fiscal 2009 Nine Months.

Acquisition and Integration Related Charges. During the Fiscal 2010 Quarter, we, in connection with the merger with Russell Hobbs, recorded Acquisition and integration related charges of $17 million, which consisted primarily of professional and legal fees. During the Fiscal 2010 Nine Months we recorded Acquisition and integration related charges of $22 million, which consisted primarily of legal and professional fees.

Restructuring and Related Charges. See Note 13, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Nine Months and the Fiscal 2009 Nine Months (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2010	2009	2010	2009
Costs included in cost of goods sold:
Latin American Initiatives:
Termination benefits	—	—	0.2	0.2
Other associated costs	—	—	(0.1)	—
Global Realignment Initiatives:
Termination benefits	—	—	—	0.3
Ningbo Exit Plan:
Termination benefits	0.2	—	0.2	0.8
Other associated costs	—	0.2	1.2	11.2
Global Cost Reduction Initiatives:
Termination benefits	1.1	—	2.4	0.2
Other associated costs	0.6	0.2	1.6	0.5

Total included in cost of goods sold	1.9	0.4	5.5	13.2
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	—	(0.2)	—	2.2
Other associated costs	—	(0.6)	—	0.6
Global Realignment Initiatives:
Termination benefits	2.5	1.0	2.5	8.9
Other associated costs	(0.4)	0.5	(1.4)	2.3
Ningbo Exit Plan:
Other associated costs	—	—	—	1.5
Global Cost Reduction Initiatives:
Termination benefits	—	0.5	1.8	2.5
Other associated costs	0.8	1.6	8.3	9.2

Total included in operating expenses	2.9	2.8	11.2	27.2

Total restructuring and related charges	$4.8	$3.2	$16.7	$40.4

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded no pretax restructuring and related charges during the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Nine Months and the Fiscal 2009 Nine Months in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). The initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Nine Months and the Fiscal 2009 Nine Months in connection with the Latin American Initiatives. We have recorded restructuring and related charges of approximately $12 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $2 million and $1 million of pretax restructuring and related charges during the Fiscal 2010 Quarter and Fiscal 2010 Nine Months, respectively, and recorded $1 million and $12 million during the Fiscal 2009 Quarter and Fiscal 2009 Nine Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $87 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo, China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded de minimis pretax restructuring and related charges during the Fiscal 2010 Quarter and approximately $2 million during the Fiscal 2010 Nine Months. We recorded de minimis pretax restructuring and related charges during the Fiscal 2009 Quarter and approximately $12 million of pretax restructuring and related charges during the Fiscal 2009 Nine Months in connection with the Ningbo Exit Plan. We have recorded restructuring and related charges of approximately $28 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $3 million of restructuring and related charges during the Fiscal 2010 Quarter, $14 million during the Fiscal 2010 Nine Months, $2 million during the Fiscal 2009 Quarter and $13 million during the Fiscal 2009 Nine Months related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected at approximately $55 million.

Interest Expense. Interest expense in the Fiscal 2010 Quarter increased to $132 million from $49 million in the Fiscal 2009 Quarter. Included in the Fiscal 2010 Quarter interest expense are the following: (i) $55 million representing the write-off of the unamortized portion of discounts and premiums related to debt that was paid off in conjunction with our refinancing, a non-cash charge; (ii) $9 million related to bridge commitment fees while we were refinancing our debt; (iii) $6 million representing the write-off of the unamortized debt issuance costs related to debt that was paid off, a non-cash charge; (iv) $4 million related to a prepayment premium; and (iv) $3 million related to the termination of a Euro-denominated interest rate swap. Interest expense in the Fiscal 2010 Nine Months increased to $230 million from $149 million in the Fiscal 2009 Nine Months. The increase during the Fiscal 2010 Nine Months is also a result of the factors mentioned above. See Note 8, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization items. During the Fiscal 2010 Nine Months, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items, net of $4 million, which are primarily professional and legal fees. During the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months we incurred approximately $63 million and $84 million, respectively, of expense in Reorganization items, net. The Fiscal 2009 Quarter included legal and professional fees of $56 million and a provision for rejected leases of $6 million. The Fiscal 2009 Nine Months included the following: (i) legal and professional fees of $67 million; (ii) write off of deferred financing costs of $11 million; and (iii) a provision for rejected leases of $6 million. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. Our effective tax rate on income from continuing operations was approximately (17)% and (38)% for the Fiscal 2010 Quarter and Fiscal 2010 Nine Months, respectively. Our effective tax rate on income from continuing operations was approximately (30)% and (34)% for the Fiscal 2009 Quarter and Fiscal 2009 Nine Months, respectively. We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. Under ASC Topic 740: “Income Taxes,” (“ASC 740”) we, as discussed more fully below, continue to have a valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles.

At July 4, 2010, we are estimating that at September 30, 2010 we will have U.S. federal and state net operating loss carryforwards of approximately $1,109 million and $1,978 million, respectively, which will expire through years ending in 2030, and we will have foreign net operating loss carryforwards of approximately $184 million, which expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. At September 30, 2009 we had U.S. federal and state net operating loss carryforwards of approximately $598 million and $643 million, respectively, which, at that time, were scheduled to expire through years ending in 2029. At September 30, 2009 we had foreign net operating loss carryforwards of approximately $138 million, which at the time were set to expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $297 million of our federal and $451 million of our state net operating losses will expire unused.

As a consequence of the Salton-Applica Merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Our analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, we expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S. and various other foreign jurisdictions, excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets. During the Fiscal 2010 Quarter we increased our valuation allowance against net deferred tax assets by approximately $92 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $271 million and $133 million at July 4, 2010 and September 30, 2009, respectively. Of this amount, approximately $259 million and $109 million relates to U.S. net deferred tax assets at July 4, 2010 and September 30, 2009, respectively and approximately $12 million and $24 million relates to foreign net deferred tax assets at July 4, 2010 and September 30, 2009, respectively.

We recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At July 4, 2010 and September 30, 2009, we had approximately $10 million and $8 million of unrecognized tax benefits, respectively. At July 4, 2010 and September 30, 2009, we had approximately $6 million and $3 million of accrued interest and penalties related to uncertain tax positions, respectively.

Discontinued Operations. On November 11, 2008, the board of directors of Old Spectrum approved the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 3, Significant Accounting Policies—Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during the Fiscal 2009 Quarter, the Fiscal 2010 Nine Months and the Fiscal 2009 Nine Months, respectively (in millions):

	Fiscal Quarter	Fiscal Nine Months
	2009	2010	2009
Net sales	$—	$—	$31.3

Loss from discontinued operations before income taxes	$(3.1)	$(2.5)	$(89.1)
Provision for income tax (benefit) expense	(1.1)	0.2	(5.1)

Loss from discontinued operations, net of tax	$(2.0)	$(2.7)	$(84.0)

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2010 Nine Months cash used by operating activities totaled $54 million as compared to a use of $43 million in the Fiscal 2009 Nine Months. Cash used by continuing operations during the Fiscal 2010 Nine Months was $44 million, compared to cash used by continuing operations of $28 million in the Fiscal 2009 Nine Months. This change was primarily the result of $47 million in cash payments for administrative related reorganization items during the Fiscal 2010 Nine Months and $22 million of cash payments in conjunction with the merger with Russell Hobbs. These items were partially offset by an increase of income after non-cash items of $54 million. The $54 million increase in income after non-cash items is primarily due to higher sales, driven by increased market share and favorable foreign exchange translation and savings from our various cost reduction initiatives. See “Restructuring and Related Charges” above, as well as Note 13, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our various cost reduction initiatives. Cash used by operating activities of discontinued operations was $10 million in the Fiscal 2010 Nine Months, compared to cash use of $16 million during the Fiscal 2009 Nine Months. The operating activities of discontinued operations were related to the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 3, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2010 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. In addition, the current economic crisis could have a further negative impact on our financial position, results of operations or cash flows. See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities

Net cash used by investing activities was $20 million for the Fiscal 2010 Nine Months. For the Fiscal 2009 Nine Months net cash used by investing activities was $6 million. The $14 million increase in cash used by investing activities is primarily due to increased capital expenditures for continuing operations of $12 million, partially offset by the non-recurrence of $1 million cash used by investing activities for discontinued operations in the Fiscal 2009 Nine Months.

Debt Financing Activities

In connection with the Merger, we (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750 million U.S. Dollar Term Loan due June 16, 2016 (the “Term Loan”), (ii) issued $750 million in aggregate principal amount of 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300 million U.S. Dollar asset based revolving loan facility due June 16, 2014 (the “ABL Revolving Credit Facility” and together with the Senior Credit Agreement, the “Senior Credit Facilities” and the Senior Credit Facilities together with the 9.5% Notes, the “Senior Secured Facilities”). The proceeds from the Senior Secured Facilities were used to repay our then-existing senior term credit facility (the “Prior Term Facility”) and our then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The 9.5% Notes and 12% Notes were issued by Spectrum Brands. SB/RH Holdings, LLC, a wholly-owned subsidiary of SB Holdings, and certain of the U.S. subsidiaries of Spectrum Brands are the guarantors under the 9.5% Notes. Certain of the U.S. subsidiaries of Spectrum Brands are the guarantors under the 12% Notes. SB Holdings is not an issuer or guarantor of the 9.5% Notes or the 12% Notes. SB Holdings is also not a borrower or guarantor under the Company’s Term Loan or the ABL Revolving Credit Facility. Spectrum Brands is the borrower under the Term Loan and certain of its U.S. subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. Spectrum Brands and certain of its U.S. subsidiaries are the borrowers under the ABL Revolving Credit Facility and SB/RH Holdings, LLC is a guarantor of that facility.

Senior Term Credit Facility

The Term Loan has a maturity date of June 16, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for a minimum Eurodollar interest rate floor of 1.5% and interest spreads over market rates of 6.5%.

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we and our domestic subsidiaries have guaranteed our respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of our respective assets to secure such obligations. The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

The Term Loan was issued at a 2.00% discount and was recorded net of the $15 million amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Senior Credit Agreement. During both the Fiscal 2010 Quarter and Fiscal 2010 Nine Months, we recorded $26 million of fees in connection with the Senior Credit Agreement. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the Senior Credit Agreement.

At July 4, 2010, the aggregate amount outstanding under the Term Loan totaled $750 million.

At September 30, 2009, the aggregate amount outstanding under the Prior Term Facility totaled a U.S. Dollar equivalent of $1,391 million, consisting of principal amounts of $973 million under the U.S. Dollar Term B Loan, €255 million under the Euro Facility (USD $372 million at September 30, 2009) as well as letters of credit outstanding under the L/C Facility totaling $46 million.

At July 4, 2010, we were in compliance with all covenants under the Senior Credit Agreement.

9.5% Notes

At July 4, 2010, we had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.

We may redeem all or a part of the 9.5% Notes, upon not less than 30 or more than 60 days notice, beginning June 15, 2014 at specified redemption prices. Further, the indenture governing the 9.5% Notes (the “2018 Indenture’) requires us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

The 2018 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2018 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2018 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 9.5% Notes. If any other event of default under the 2018 Indenture occurs and is continuing, the trustee for the 2018 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 9.5% Notes may declare the acceleration of the amounts due under those notes.

At July 4, 2010, we were in compliance with all covenants under the 2018 Indenture. We, however, are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2018 Indenture being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect our inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10 million amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During both the Fiscal 2010 Quarter and the Fiscal 2010 Nine Months, we recorded $21 million of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, we issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at our option, we may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, we agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility we are no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. During both the Fiscal 2010 Quarter and the Fiscal 2010 Nine Months, we reclassified $13 million of accrued interest from Other long term liabilities to principal in connection with the PIK provision of the 12% Notes. At July 4, 2010, we had $10 million of accrued interest included in Other long term liabilities in the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) that will be reclassified to principal upon the next semi-annual interest payment date of August 28, 2010.

We may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes require us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

At July 4, 2010 and September 30, 2009, we had outstanding principal of $231 million and $218 million, respectively, under the 12% Notes.

The indenture governing the 12% Notes (the “2019 Indenture”), contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

At July 4, 2010, we were in compliance with all covenants under the 12% Notes. We, however, are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

In connection with the Merger, we obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”) and Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”) and increased our ability to incur indebtedness up to $1,850 million.

During both the Fiscal 2010 Quarter and Fiscal 2010 Nine Months, we recorded $3 million of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

ABL Revolving Credit Facility

The ABL Revolving Credit Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent (the “Agent”). The ABL Revolving Credit Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of the Company and its subsidiaries’, restructuring costs, and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at our option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility will mature on June 16, 2014.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At July 4, 2010, we were in compliance with all covenants under the ABL Credit Agreement.

During both the Fiscal 2010 Quarter and Fiscal 2010 Nine Months, we recorded $10 million of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statement of Financial Position (Unaudited) as of July 4, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at July 4, 2010, we had aggregate borrowing availability of approximately $208 million, net of lender reserves of $29 million.

At July 4, 2010, we had an aggregate amount outstanding under the ABL Revolving Credit Facility of $63 million which includes loans outstanding of $22 million and letters of credit of $41 million.

At September 30, 2009, we had an aggregate amount outstanding under its then-existing asset based revolving loan facility of $84 million which included a supplemental loan of $45 million and $6 million in outstanding letters of credit.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $71 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $28 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that, under the terms of the Senior Credit Facilities, interest under the 12% Notes is required to be paid for the first three semi-annual interest payment dates by increasing the aggregate principal amount due under the subject notes. As a result of the refinancing of the previous Senior Credit Agreement on June 16, 2010, we are no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at July 4, 2010, we estimate annual interest payments of approximately $61 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.75% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility.

Equity Financing Activities

During the Fiscal 2010 Nine Months, we granted approximately 0.9 million shares of restricted stock. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $23 million which was recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K and any amendments thereto for our fiscal year ended September 30, 2009.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K and any amendments thereto for our fiscal year ended September 30, 2009.

Recently Issued Accounting Standards

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for our annual financial statements for the period that began after December 15, 2009. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions are effective for our financial statements for the fiscal year beginning October 1, 2010. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for our financial statements for the fiscal year beginning October 1, 2010. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 3, Significant Accounting Policies—Derivative Financial Instruments to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affect interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Brazilian Reals and Canadian Dollars. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At July 4, 2010, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates, would be a loss of $1.0 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates would be a net loss of $1.0 million.

At July 4, 2010, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $42.2 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16.6 million.

At July 4, 2010, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $3.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. This matter is currently stayed pending resolution of a similar case in which the Company is not a party. The Company is reviewing the claims and intends to vigorously defend this matter but, as of the date of this Quarterly Report on Form 10-Q, cannot estimate any possible losses.

In May 2010, Herengrucht Group, LLC filed an action in the U.S. District Court for the Southern District of California against the Company claiming that the Company had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. The Company is reviewing the claims but is unable to estimate any possible losses at this time.

A subsidiary of the Company is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006.

The original complaint in this action alleged a claim for, among other things, breach of contract against Applica and a number of tort claims against certain entities affiliated with the Harbinger Parties. The claims against Applica related to the alleged breach of the merger agreement between Applica and NACCO Industries, Inc. (“NACCO”) and one of its affiliates, which agreement was terminated following Applica’s receipt of a superior merger offer from the HCP Funds. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against Applica for, among other things, breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Applica and the HCP Funds. The original complaint was filed in conjunction with a motion preliminarily to enjoin the HCP Funds’ acquisition of Applica. On December 1, 2006, plaintiffs withdrew their motion for a preliminary injunction. In light of the consummation of Applica’s merger with affiliates of the HCP Funds in January 2007 (Applica is currently a subsidiary of Russell Hobbs), the Company believes that any claim for specific performance is moot. Applica filed a motion to dismiss the amended complaint in December 2007. Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008. Applica moved to dismiss the second amended complaint, which motion was granted in part and denied in part in December 2009.

The trial is currently scheduled for February 2011. The Company intends to vigorously defend the action, but may be unable to resolve the disputes successfully or without incurring significant costs and expenses. As a result, Russell Hobbs and Harbinger Master Fund have entered into an indemnification agreement, dated as of February 9, 2010, by which Harbinger Master Fund has agreed, effective upon the consummation of the Merger, to indemnify Russell Hobbs, its subsidiaries and any entity that owns all of the outstanding voting stock of Russell Hobbs against any out-of-pocket losses, costs, expenses, judgments, penalties, fines and other damages in excess of $3 million incurred with respect to this litigation and any future litigation or legal action against the indemnified parties arising out of or relating to the matters which form the basis of this litigation.

Applica Consumer Products, Inc., a subsidiary of the Company, is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. Russell Hobbs, another subsidiary, is a defendant in one asbestos lawsuit in which the plaintiff has alleged injury as the result of exposure to asbestos in toasters and/or toaster ovens. There are numerous defendants named in these lawsuits, many of whom, unlike Russell Hobbs or

Applica, actually manufactured asbestos containing products. The Company believes that these actions are without merit and intends to vigorously defend the action, but may be unable to resolve the disputes successfully without incurring significant expenses. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various matters of litigation generally arising out of the ordinary course of business.

Item 1A. Risk Factors

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts included in this Quarterly Report, including the statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our substantial indebtedness on our business, financial condition and results of operations;

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	our ability to successfully integrate the business acquired in connection with the combination with Russell Hobbs and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•

the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of certain of our products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of July 4, 2010 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

RISK FACTORS

Any of the following factors could materially and adversely affect our business, financial condition and results of operations and the risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to the Merger

Significant costs have been incurred in connection with the consummation of the Merger and are expected to be incurred in connection with the integration of Spectrum Brands and Russell Hobbs into a combined company, including legal, accounting, financial advisory and other costs.

We expect to incur one-time costs of approximately $23 million in connection with integrating the operations, products and personnel of Spectrum Brands and Russell Hobbs into a combined company, in addition to costs related directly to completing the Merger described below. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of Russell Hobbs, which cannot be estimated accurately at this time. We expect to incur approximately $85 million of transaction fees and other costs related to the Merger. Additional unanticipated costs may yet be incurred as we integrate our business with that of Russell Hobbs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that we will be successful in our integration efforts. In addition, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that we will achieve such benefits.

We may not realize the anticipated benefits of the Merger.

The Merger involved the integration of two companies that previously operated independently. The integration of our operations with those of Russell Hobbs is expected to result in financial and operational benefits, including increased revenues and cost savings. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, we and Russell Hobbs have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on our business, financial condition and operating results.

Integrating our business with that of Russell Hobbs may divert our management’s attention away from operations.

Successful integration of our and Russell Hobbs’ operations, products and personnel may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial conditions and operating results.

As a result of the Merger, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the Merger, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business after consummation of the Merger. In addition, we currently do not maintain “key person” insurance covering any member of our management team.

General customer uncertainty related to the Merger could harm us.

Our customers may, in response to the consummation of the Merger, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Risks Related To Our Emergence From Bankruptcy

Because our consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in our financial statements prepared after August 30, 2009 will not be comparable to our financial information from prior periods.

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, will be allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. We will state liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit will be eliminated. Thus, our future statements of financial position and results of operations will not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing our securities. Additionally, the financial information included in this Quarterly Report on Form 10-Q may not be indicative of future financial information.

Risks Related To Our Business

We are a parent company and our primary source of cash is and will be distributions from our subsidiaries.

We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from their earnings and cash flow. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries’ payments to us will be contingent upon their earnings and upon other business considerations. In addition, our senior credit facilities, the indentures governing our notes and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future credit facilities will contain similar restrictions.

Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of July 4, 2010, we had total indebtedness under our Senior Secured Facilities, the 12% Notes and other debt of approximately $1.7 Billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

Under the Senior Secured Facilities and the indenture governing the 12% Senior Subordinated Notes (the “2019 Indenture”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

Furthermore, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Restrictive covenants in the Senior Secured Facilities and the 2019 Indenture may restrict our ability to pursue our business strategies.

The Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities could terminate their commitments and the lenders under our Senior Secured Facilities could accelerate repayment of our outstanding borrowings, and, in either case, we may be unable to obtain adequate refinancing outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities and the 12% Notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

We face risks related to the current economic environment.

The current economic environment and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Our ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. The recent continuation of a number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a continuing economic downturn could have a negative impact on discretionary consumer spending. If the economy continues to deteriorate or fails to improve, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

In early 2010, concern over sovereign debt in Greece and certain other European Union countries caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of The Procter & Gamble Company (“Procter & Gamble”)), Energizer and Panasonic (a brand of Matsushita Electrical Industrial Co., Ltd.). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Koninklijke Philips Electronics NV), and Vidal Sassoon and Revlon (brands of Helen of Troy Limited). In the pet supplies market, our primary competitors are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company (“Central Garden & Pet”). In the Home and Garden Business, our principal national competitors are The Scotts Miracle-Gro Company, Central Garden & Pet and S.C. Johnson & Son, Inc. Our principal national competitors within our Small Appliances segment include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect the business, financial condition and results of our operations.

We compete with our competitors for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•

We compete against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than us.

•

In some key product lines, our competitors may have lower production costs and higher profit margins than us, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.

•	Consumer purchasing behavior may shift to distribution channels where we do not have a strong presence.

•	Consumer preferences may change to lower margin products or products other than those we market.

•

We may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition. If our product offerings are unable to compete successfully, our sales, results of operations and financial condition could be materially and adversely affected.

We may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.

We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses or product distribution rights that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

Sales of certain of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.

Sales of our battery, electric shaving, grooming and personal care and small household appliance products are seasonal. A large percentage of sales for these products generally occur during our first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. Sales of our lawn and garden and household insect control products are also seasonal. A large percentage of our sales of these products occur during the spring and summer, typically our second and third fiscal quarters. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 44% of our net sales for the fiscal year ended September 30, 2009 were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful;

•	labor unrest;

•	political and economic instability, as a result of terrorist attacks, natural disasters or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law;

•	difficulty in obtaining distribution and support; and

•	adverse tax consequences.

The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.

Adverse weather conditions during our peak selling season for our home and garden control products could have a material adverse effect on our Home and Garden Business.

Weather conditions in the U.S. have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.

Our products utilize certain key raw materials; any increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on our business, financial condition and profits.

The principal raw materials used to produce our products—including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008, and to date in 2010, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months; however, our hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in our business, no longer be useful for us. In addition, for certain of the principal raw materials we use to produce our products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time, and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers, which may have an adverse effect on our profitability and results of operations.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for the Home and Garden Business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew those contracts, the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of July 4, 2010, Spectrum Brands had U.S. federal and state net operating loss carryforwards of approximately $1,109 and $1,978 million, respectively. These net operating loss carryforwards expire through years ending in 2030. As of July 4, 2010, our management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $297 million of our federal and $451 million of our state net operating losses will expire unused due to the limitation in Section 382 of the Code.

As a consequence of the Salton-Applica Merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Our analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, we expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future.

If we are unable to fully utilize our net operating losses, other than those restricted under Section 382 of the Code, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 23% of our consolidated net sales for the fiscal year ended September 30, 2009. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

Although we have long-established relationships with many of our customers, we do not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on our sales and profitability.

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.

Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2010 Nine Months, approximately 43% of our net sales and 44% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

We source many products from, and sell many products in, China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. Further, we may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, our results of operations may be adversely impacted.

A deterioration in trade relations with China could lead to a substantial increase in tariffs imposed on goods of Chinese origin, which potentially could reduce demand for and sales of our products.

We purchase a number of our products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material negative adverse effect on our sales and gross margin.

Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.

We are subject to three European Union (“EU”) Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. Complying or failing to comply with the EU Directives may harm our business. For example:

•

Although contracts with our suppliers address related compliance issues, we may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in fiscal 2010 for which there is reduced demand, and we may need to write down the carrying value of such inventories.

•	We may be unable to sell certain existing inventories of our batteries in Europe.

Many of the developing countries in which we operate do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the U.S. or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in our costs as a result of increased regulation, legislation or enforcement could materially and adversely affect our business, results of operations and financial condition.

We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business.

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that we take to protect our intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, our intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. For example, our Small Appliances segment has spent several million dollars on protecting its patented automatic litter box business over the last few years. Furthermore, even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to establish and then adequately protect our intellectual property rights, our business, financial condition and results of operations could be materially and adversely affected.

We license various trademarks, trade names and patents from third parties for certain of our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The termination of these licensing arrangements could adversely affect our business, financial condition and results of operations.

In our Small Appliances segment, we license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 53% and 68% of the total consolidated revenue of our Small Appliances segment in the 2009 and 2008 fiscal year, respectively. In December 2007, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.

Claims by third parties that we are infringing their intellectual property and other litigation could adversely affect our business.

From time to time in the past we have been subject to claims that we are infringing the intellectual property of others. We currently are the subject of such claims and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a few suppliers and one of our U.S. facilities for certain of our products makes us vulnerable to a disruption in the supply of our products.

Although we have long-standing relationships with many of our suppliers, we generally do not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	our ability to identify and develop relationships with qualified suppliers;

•

the terms and conditions upon which we purchase products from our suppliers, including applicable exchange rates, transport costs and other costs, our suppliers’ willingness to extend credit to us to finance our inventory purchases and other factors beyond our control;

•	the financial condition of our suppliers;

•	political instability in the countries in which our suppliers are located;

•	our ability to import outsourced products;

•	our suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or

•	our suppliers’ ability to manufacture and deliver outsourced products according to our standards of quality on a timely and efficient basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of our products.

In addition, we manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at our Portage, Wisconsin facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on our ability to manufacture and sell our foil shaving products which could in turn harm our business, financial condition and results of operations.

We face risks related to our sales of products obtained from third-party suppliers.

We sell a significant number of products that are manufactured by third party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products from non-compliant suppliers. Any or all of these effects could adversely affect our business, financial condition and results of operations.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

We and certain of our officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.

We may be exposed to significant product liability claims which our insurance may not cover and which could harm our reputation.

In the ordinary course of our business, we may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. Additionally, we do not maintain product recall insurance. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.

We may incur material capital and other costs due to environmental liabilities.

We are subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:

•	discharges to the air, water and land;

•	the handling and disposal of solid and hazardous substances and wastes; and

•	remediation of contamination associated with release of hazardous substances at our facilities and at off-site disposal locations.

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental laws and regulations at our facilities, we may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties or former properties. We have not conducted invasive testing at all of our facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities and any liabilities arising from such investigative or remedial projects at such facilities may have a material effect on our business, financial condition and results of operations.

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the EPA, the U.S. Food and Drug Administration (“FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

As a distributor of consumer products in the U.S., certain of our products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require us to repair, replace or refund the purchase price of one or more of its products, or we may voluntarily do so. For example, Russell Hobbs, in cooperation with the Consumer Commission, voluntarily recalled approximately 9,800 units of a thermal coffeemaker sold under the Black & Decker brand in August 2009 and approximately 584,000 coffeemakers in June 2009. Any additional repurchases or recalls of our products could be costly to us and could damage the reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished and we may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against us. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide and fertilizer products that are sold through our global pet supplies business and through the Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Any failure to comply with these laws or regulations, or the terms of applicable environmental permits, could result in us incurring substantial costs, including fines, penalties and other civil and criminal sanctions or the prohibition of sales of our pest control products. Environmental law requirements, and the enforcement thereof, change frequently, have tended to become more stringent over time and could require us to incur significant expenses.

Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (“UL”), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products may not meet the specifications required by these authorities. A determination that any of our products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 20% of our total labor force is employed under collective bargaining agreements. One of these agreements, which covers approximately 35% of the labor force under collective bargaining agreements, or approximately 7% of our total labor force, is scheduled to expire on September 30, 2010. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

After the consummation of the Merger, a significant portion of our long-term assets will consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there is impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic; political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Spectrum Brands Holdings, Inc.’s Common Stock

The Harbinger Parties will exercise significant influence over us and their interests in our business may be different from the interests of the holders of the notes.

As a result of the consummation of the Merger and other transactions, the Harbinger Parties beneficially own approximately 65% of our outstanding common stock. The Harbinger Parties will have the ability to influence the outcome of any corporate action by us, which requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. In addition, we are a party to a stockholder agreement with the Harbinger Parties. The interests of the Harbinger Parties may diverge from the interests of our stockholders.

This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of the Harbinger Parties. The Harbinger Parties may also delay or prevent a change in control of SB Holdings.

In addition, because the Harbinger Parties own more than 50% of the voting power of SB Holdings, SB Holdings is considered a controlled company under the New York Stock Exchange (“NYSE”) listing standards. As such, the NYSE corporate governance rules requiring that a majority of SB Holdings’ board of directors and SB Holdings’ entire compensation committee be independent do not apply. As a result, the ability of SB Holdings’ independent directors to influence its business policies and affairs may be reduced.

If the Harbinger Parties sell substantial amounts of SB Holdings’ common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings’ common stock could be adversely affected. SB Holdings has entered into a registration rights agreement (the “Registration Rights Agreement”) with the Harbinger Parties and certain other stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require SB Holdings to register all or some of such shares for sale under the Securities Act in certain circumstances and also have the right to include those shares in a registration initiated by SB Holdings. If SB Holdings is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by SB Holdings, sales made by such stockholders may adversely affect the price of SB Holdings’ common stock and SB Holdings’ ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that SB Holdings register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of SB Holdings’ common stock.

The interests of the Harbinger Parties, which have investments in other companies, may from time to time diverge from the interests of other SB Holdings stockholders, particularly with regard to new investment opportunities. The Harbinger Parties are not restricted from investing in other businesses involving or related to the marketing or distribution of household products, pet and pest products and personal care products. The Harbinger Parties may also engage in other businesses that compete or may in the future compete with SB Holdings.

Even though SB Holdings’ common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in SB Holdings’ common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of SB Holdings’ common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of SB Holdings’ common stock. We can give no assurance that sales of substantial amounts of SB Holdings’ common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of SB Holdings’ common stock to decline or impair SB Holdings’ future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in SB Holdings’ common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by SB Holdings, its competitors or parties with whom SB Holdings has business relationships. The lack of liquidity in SB Holdings’ common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

The market price of SB Holdings’ common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;

•	additions or departures of key personnel;

•	sales of the common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	additional issuances of the common stock;

•	low volume of sales due to concentrated ownership of the common stock;

•	intellectual property disputes;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the common stock. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.

Additional issuances of SB Holdings’ common stock may result in dilution to its existing stockholders.

As of August 13, 2010, we have issued 667,933 restricted shares and 270,962 restricted stock units under two active equity incentive plans and are authorized to issue up to a total of 5,484,101 shares of our common stock, or options or restricted stock units exercisable for shares of common stock. In addition, our board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If we do issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under our certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.

Spectrum Brands has historically not paid dividends on its public common stock and we do not anticipate paying dividends on our public common stock in the foreseeable future, and, therefore, any return on investment may be limited to the value of the common stock.

Spectrum Brands, prior to the Merger had not declared or paid dividends on its common stock since the stock commenced public trading in 1997, we have not declared or paid dividends on our common stock since the stock commenced public trading in 2010, and we do not currently anticipate paying dividends in the foreseeable future. The payment of dividends on outstanding common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant, including the ability to do so under our credit and other debt agreements. If we do not pay dividends, returns on an investment in its common stock will only occur if the stock price appreciates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended July 4, 2010
04/05/10 – 05/02/10	—	—	—	—
05/03/10 – 05/30/10	—	—	—	—
05/31/10 – 07/04/10	81,000	$27.25	—	—

Total	81,000	$27.25	—	—

(1)

During the three months ended July 4, 2010, we credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of shares of our common stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

(2)

Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 5. Other Information

None.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2010	SPECTRUM BRANDS HOLDINGS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Indenture governing Spectrum Brands’ 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Credit Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.15	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.18	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.20	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.21	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.22	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 17, 2010).

Exhibit 10.24	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.25	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina.*

Exhibit 10.26	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith