Form 10-Q
period 2011-01-02
Spectrum Brands Holdings, Inc.
filed 2011-02-11
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 7, 2011, was 50,939,710.

SPECTRUM BRANDS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED January 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

January 2, 2011 and September 30, 2010

(Unaudited)

(Amounts in thousands, except per share figures)

	January 2, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$83,051	$170,614
Receivables:
Trade accounts receivable, net of allowances of $8,861 and $4,351, respectively	371,311	365,002
Other	43,727	41,445
Inventories	512,300	530,342
Deferred income taxes	26,988	35,735
Assets held for sale	12,668	12,452
Prepaid expenses and other	46,121	44,122

Total current assets	1,096,166	1,199,712
Property, plant and equipment, net	197,328	201,164
Deferred charges and other	47,006	46,352
Goodwill	607,101	600,055
Intangible assets, net	1,746,223	1,769,360
Debt issuance costs	52,550	56,961

Total assets	$3,746,374	$3,873,604

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$31,544	$20,710
Accounts payable	273,804	332,231
Accrued liabilities:
Wages and benefits	54,498	93,971
Income taxes payable	42,633	37,118
Restructuring and related charges	19,855	23,793
Accrued interest	24,911	31,652
Other	131,335	123,297

Total current liabilities	578,580	662,772
Long-term debt, net of current maturities	1,700,168	1,723,057
Employee benefit obligations, net of current portion	90,846	92,725
Deferred income taxes	290,346	277,843
Other	57,150	70,828

Total liabilities	2,717,090	2,827,225
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 51,133 and 51,101 shares, respectively; outstanding 50,934 and 51,020 shares	528	514
Additional paid-in capital	1,321,604	1,316,461
Accumulated deficit	(280,650)	(260,892)
Accumulated other comprehensive loss	(6,749)	(7,497)

	1,034,733	1,048,586
Less treasury stock, at cost, 199 and 81 shares, respectively	(5,449)	(2,207)

Total shareholders’ equity	1,029,284	1,046,379

Total liabilities and shareholders’ equity	$3,746,374	$3,873,604

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended January 2, 2011 and January 3, 2010

(Unaudited)

(Amounts in thousands, except per share figures)

	2011	2010
Net sales	$861,067	$591,940
Cost of goods sold	561,234	405,827
Restructuring and related charges	594	1,651

Gross profit	299,239	184,462
Selling	140,220	111,289
General and administrative	60,757	40,762
Research and development	7,567	6,445
Acquisition and integration related charges	16,455	2,431
Restructuring and related charges	4,971	4,776

Total operating expenses	229,970	165,703

Operating income	69,269	18,759
Interest expense	53,095	49,482
Other expense, net	889	646

Income (loss) from continuing operations before reorganization items and income taxes	15,285	(31,369)
Reorganization items expense, net	—	3,646

Income (loss) from continuing operations before income taxes	15,285	(35,015)
Income tax expense	35,043	22,499

Loss from continuing operations	(19,758)	(57,514)
Loss from discontinued operations, net of tax	—	(2,735)

Net loss	$(19,758)	$(60,249)

Basic earnings per share:
Weighted average shares of common stock outstanding	50,802	30,000
Loss from continuing operations	$(0.39)	$(1.92)
Loss from discontinued operations	—	(0.09)

Net loss	$(0.39)	$(2.01)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,802	30,000
Loss from continuing operations	$(0.39)	$(1.92)
Loss from discontinued operations	—	(0.09)

Net loss	$(0.39)	$(2.01)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 2, 2011 and January 3, 2010

(Unaudited)

(Amounts in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(19,758)	$(60,249)
Loss from discontinuing operations	—	(2,735)

Loss from continuing operations	(19,758)	(57,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	12,392	11,412
Amortization of intangibles	14,319	10,367
Amortization of unearned restricted stock compensation	5,614	3,196
Amortization of debt issuance costs	4,411	916
Administrative related reorganization items	—	3,646
Payments for administrative related reorganization items	—	(25,131)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,494
Non-cash interest expense on 12% Notes	—	6,760
Non-cash debt accretion	2,330	6,165
Other non-cash adjustments	3,639	20,389
Net changes in assets and liabilities, net of discontinued operations	(73,321)	(37,826)

Net cash used by operating activities of continuing operations	(50,374)	(23,126)
Net cash used by operating activities of discontinued operations	(252)	(8,258)

Net cash used by operating activities	(50,626)	(31,384)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,142)	(4,934)
Acquisition, net of cash	(10,278)	—
Proceeds from sale of equipment	—	4

Net cash used by investing activities	(18,420)	(4,930)

Cash flows from financing activities:
Payment of Senior Credit Facilities	(70,000)	—
ABL Revolving Credit Facility, net	43,500	(6,586)
Reduction of other debt	(224)	(4,804)
Proceeds from debt financing	13,044	12,605
Refund of debt issuance costs	—	204
Treasury stock purchases	(3,241)	—

Net cash (used) provided by financing activities	(16,921)	1,419
Effect of exchange rate changes on cash and cash equivalents	(1,596)	(240)

Net decrease in cash and cash equivalents	(87,563)	(35,135)
Cash and cash equivalents, beginning of period	170,614	97,800

Cash and cash equivalents, end of period	$83,051	$62,665

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)

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

In connection with the Merger, Spectrum Brands refinanced its existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750,000 United States (“U.S.”) Dollar Term Loan due June 16, 2016 (the “Term Loan”), a new $750,000 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a new $300,000 ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility”). (See also Note 7, Debt, for a more complete discussion of the Company’s outstanding debt.)

On February 3, 2009, Spectrum Brands, at the time a Wisconsin corporation, and each of its wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. As of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, Spectrum Brands converted from a Wisconsin corporation to a Delaware corporation. Prior to and including August 30, 2009, all operations of the business resulted from the operations of the Predecessor Company. In accordance with ASC Topic 852: “Reorganizations,” the Company determined that all conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009, (the “Fresh-Start Adoption Date”) for recording fresh-start reporting.

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and SB Holdings and its subsidiaries subsequent to the Merger. The term “Predecessor Company” refers only to the Company prior to the Effective Date and the term “Successor Company” refers to Spectrum Brands or the Company subsequent to the Effective Date.

The Company is a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control.

Effective October 1, 2010, the Company’s chief operating decision-maker decided to manage the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control businesses (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

and grooming, electric personal care and portable lighting business, with substantially all of the former Small Appliances segment, which consisted of the Russell Hobbs businesses acquired on June 16, 2010 (“Small Appliances”), to form Global Batteries & Appliances. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, Asia and Latin America.

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

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 2, 2011 and September 30, 2010, and the results of operations and cash flows for the three month periods ended January 2, 2011 and January 3, 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of SB Holdings and its subsidiaries and are prepared in accordance with GAAP. All intercompany transactions have been eliminated.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations: On November 11, 2008, the Predecessor Company board of directors (the “Predecessor Board”) approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The shutdown of the growing products portion of the Home and Garden Business was completed during the second quarter of the Company’s fiscal year ended September 30, 2009.

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three month period ended January 3, 2010:

2010
Net sales	$—

Loss from discontinued operations before income taxes	$(2,512)
Provision for income tax expense	223

Loss from discontinued operations, net of tax	$(2,735)

Assets Held for Sale: At January 2, 2011 and September 30, 2010, the Company had $12,668 and $12,452, respectively, included in Assets held for sale in its Condensed Consolidated Statements of Financial Position (Unaudited) consisting of certain assets primarily related to a former manufacturing facilities in Ningbo, China and in Brazil.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. The Company’s annual impairment testing is completed at the August financial period end.

Accounting Standards Codification (“ASC”) Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired.

The Company’s goodwill and indefinite lived trade name intangibles were tested in conjunction with the Company’s realignment of reportable segments on October 1, 2010. The Company concluded that the implied fair values of its reporting units, which are the same as the Company’s reporting segments, and indefinite lived trade name intangible assets were in excess of the carrying amounts of those assets, under both the Company’s prior reportable segment structure and the current reportable segment structure, and, accordingly, no impairment of goodwill or indefinite lived trade name intangibles was recorded.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Shipping and Handling Costs: The Company incurred shipping and handling costs of $51,270 and $36,461 for the three month periods ended January 2, 2011 and January 3, 2010, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 24% and 21% of the Company’s Net sales during the three month periods ended January 2, 2011 and January 3, 2010, respectively. This customer also represented approximately 12% and 15% of the Company’s Trade accounts receivable, net at January 2, 2011 and September 30, 2010, respectively.

Approximately 49% and 51% of the Company’s Net sales during the three month periods ended January 2, 2011 and January 3, 2010, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On the Effective Date all of the existing common stock of the Predecessor Company was extinguished and deemed cancelled, including restricted stock and other stock-based awards.

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger, the 2009 Plan was assumed by SB Holdings. As of September 30, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan if (as described in greater detail below) a majority of the holders of the common stock of the Company eligible to vote thereon approve the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”) prior to October 21, 2011.

In conjunction with the Merger, the Company assumed the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). As of September 30, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2007 RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan if (as described in greater detail below) a majority of the holders of the common stock of the Company eligible to vote thereon approve the 2011 Plan prior to October 21, 2011.

On October 21, 2010, the Company’s Board of Directors adopted the 2011 Plan, subject to shareholder approval prior to October 21, 2011 and the Company intends to submit the 2011 Plan for shareholder approval in connection with its next Annual Meeting. Upon such shareholder approval, no further awards will be granted

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

Total stock compensation expense associated with restricted stock awards recognized by the Company during the three month periods ended January 2, 2011 and January 3, 2010 was $5,614, or $3,649, net of taxes, and $3,196, or $2,078, net of taxes, respectively.

The Company granted approximately 1,423 shares of restricted stock units during the three month period ended January 2, 2011. Of these grants, 15 restricted stock units are time-based and vest over a one year period and 18 restricted stock units are time-based and vest over a three year period. The remaining 1,390 shares are restricted stock units and are performance and time-based with 640 shares vesting over a one year period and 750 shares vesting over a three year period. The total market value of the restricted shares on the date of the grant was approximately $40,969.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of January 2, 2011 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2010	695	$25.23	$17,536
Granted	1,423	28.79	40,969
Vested	(341)	22.41	(7,642)

Restricted stock at January 2, 2011	1,777	$28.62	$50,863

Reorganization Items: In accordance with ASC Topic 852: “Reorganizations,” reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified as directly relating to its voluntary petitions under Chapter 11 of the Bankruptcy Code. See Note 2, Voluntary Reorganization Under Chapter 11 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information regarding the Chapter 11 filing and subsequent emergence. Reorganization items expense, net for the three month period ended January 3, 2010 is summarized as follows:

2010
Legal and professional fees	$3,536
Provision for rejected leases	110

Reorganization items expense, net	$3,646

Acquisition and Integration Related Charges: Acquisition and integration related charges reflected in Operating expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Company’s acquisitions.

The following table summarizes acquisition and integration related charges associated with the Merger incurred by the Company during the three month periods ended January 2, 2011 and January 3, 2010 are as follows:

	2011	2010
Legal and professional fees	$2,395	$2,431
Employee termination charges	3,752	—
Integration costs	10,130	—

Total Acquisition and integration related charges	$16,277	$2,431

Additionally, the Company incurred $178 of legal and professional fees associated with the acquisition of Seed Resources, LLC (“Seed Resources”) during the three month period ended January 2, 2011. (See Note 15, Acquisitions for information on the Seed Resources acquisition.)

3    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three month periods ended January 2, 2011 and January 3, 2010 are as follows:

	Three Months
	2011	2010
Net loss	$(19,758)	$(60,249)
Other comprehensive loss:
Foreign currency translation	(4,074)	(1,115)
Valuation allowance adjustments	643	(1,100)
Net unrealized gain (loss) on derivative instruments	4,179	(1,204)

Net change to derive comprehensive loss for the period	748	(3,419)

Comprehensive loss	$(19,010)	$(63,668)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the accumulated other comprehensive income (“AOCI”) section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three month periods ended January 2, 2011 and January 3, 2010 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4    NET LOSS PER COMMON SHARE

Net loss per common share for the three month periods ended January 2, 2011 and January 3, 2010 is calculated based upon the following number of shares:

	Three Months
	2011	2010
Basic	50,802	30,000
Effect of restricted stock and assumed conversion of options	—	—

Diluted	50,802	30,000

For the three month periods ended January 2, 2011 and January 3, 2010, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5    INVENTORIES

Inventories for the Company, which are stated at the lower of cost or market, consisted of the following:

	January 2, 2011	September 30, 2010
Raw materials	$73,278	$62,857
Work-in-process	23,050	28,239
Finished goods	415,972	439,246

	$512,300	$530,342

6    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets for the Company consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Acquisition of Seed Resources, LLC	—	10,029	—	10,029
Effect of translation	(1,726)	(1,257)	—	(2,983)

Balance at January 2, 2011	$266,694	$168,757	$171,650	$607,101

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Acquisition of Seed Resources, LLC	—	1,100	—	1,100
Effect of translation	(3,262)	(2,887)	—	(6,149)

Balance at January 2, 2011	$566,683	$209,746	$76,000	$852,429

Intangible Assets Subject to Amortization
Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Amortization during period	(8,277)	(3,824)	(2,218)	(14,319)
Effect of translation	(2,239)	(1,530)	—	(3,769)

Balance at January 2, 2011, net	$505,808	$224,894	$163,092	$893,794

Total Intangible Assets, net at January 2, 2011	$1,072,491	$434,640	$239,092	$1,746,223

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $59,145, net of accumulated amortization of $8,468 at January 2, 2011 and $60,792, net of accumulated amortization of $6,305 at September 30, 2010. The Company trade names subject to amortization relate to the valuation under fresh-start reporting and the Merger. The carrying value of these trade names was $142,799, net of accumulated amortization of $6,901 at January 2, 2011 and $145,939, net of accumulated amortization of $3,750 at September 30, 2010. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $691,850, net of accumulated amortization of $47,300 at January 2, 2011 and $705,151, net of accumulated amortization of $35,865 at September 30, 2010. The useful life of the Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of Global Batteries & Appliances, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

Amortization expense for the three month periods ended January 2, 2011 and January 3, 2010 is as follows:

	Three Months
	2011	2010
Proprietary technology amortization	$1,649	$1,545
Customer relationships amortization	9,530	8,791
Trade names amortization	3,140	31

	$14,319	$10,367

The Company estimates annual amortization expense for the next five fiscal years will approximate $55,630 per year.

7    DEBT

Debt consists of the following:

	January 2, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, expiring June 16, 2016	$680,000	8.1%	$750,000	8.1%
9.5% Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring June 16, 2014	43,500	5.2%	—	4.1%
Other notes and obligations	26,255	11.5%	13,605	10.8%
Capitalized lease obligations	11,220	5.2%	11,755	5.2%

	1,756,006		1,770,391
Original issuance discounts on debt	(24,294)		(26,624)
Less current maturities	31,544		20,710

Long-term debt	$1,700,168		$1,723,057

In connection with the Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. Dollar Term Loan

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

due June 16, 2016 (the “Term Loan”), (ii) issued $750,000 in aggregate principal amount of 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and (iii) entered into a $300,000 U.S. Dollar asset based revolving loan facility due June 16, 2014 (the “ABL Revolving Credit Facility” and together with the Senior Credit Agreement, the “Senior Credit Facilities” and the Senior Credit Facilities together with the 9.5% Notes, the “Senior Secured Facilities”). The proceeds from the Senior Secured Facilities were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

The Term Loan was issued at a 2.00% discount and was recorded net of the $15,000 amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Senior Credit Agreement. During the Company’s fiscal year ended September 30, 2010 (“Fiscal 2010”), the Company recorded $25,968 of fees in connection with the Senior Credit Agreement. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Senior Credit Agreement. In connection with voluntary prepayments of $70,000 of term debt during the three month period ended January 2, 2011, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $3,581 as an adjustment to increase interest expense.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

At January 2, 2011 and September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $680,000 and $750,000, respectively.

On February 1, 2011, the Company completed the refinancing of its Term Loan, which had an aggregate amount outstanding of $680,000, with a new Senior Secured Term Loan facility (the “New Term Loan”) at a lower interest rate. The New Term Loan, issued at par and with a maturity date of June 16, 2016, includes an interest rate of LIBOR plus 4%, with a LIBOR minimum of 1%.

9.5% Notes

At both January 2, 2011 and September 30, 2010, the Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, the Company recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, the Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, the Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility the Company is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. Effective with the payment date of August 28, 2010 the Company gave notice to the trustee that the interest payment due February 28, 2011 would be made in cash.

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

At January 2, 2011 and September 30, 2010, the Company had outstanding principal of $245,031 under the 12% Notes, including PIK interest of $26,955 added to principal during Fiscal 2010.

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Fund, the “HCP Funds”) and Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”) and increased the Company’s ability to incur indebtedness up to $1,850,000.

During Fiscal 2010, the Company recorded $2,966 of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of the Company and its subsidiaries, restructuring costs, and other general corporate purposes.

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

During Fiscal 2010, the Company recorded $9,839 of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at January 2, 2011, the Company had aggregate borrowing availability of approximately $149,954, net of lender reserves of $28,972.

At January 2, 2011, the Company had outstanding letters of credit of $36,464 under the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2010, the Company had aggregate borrowing availability of approximately $225,255, net of lender reserves of $28,972.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

8    DERIVATIVE FINANCIAL INSTRUMENTS

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

Under ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”), entities are required to provide enhanced disclosures for derivative and hedging activities.

The Company’s fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		January 2, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$3,165	$2,371
Commodity contracts	Deferred charges and other	1,765	1,543
Foreign exchange contracts	Receivables—Other	50	20
Foreign exchange contracts	Deferred charges and other	416	55

Total asset derivatives designated as hedging instruments under ASC 815		$5,396	$3,989

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	44	—

Total asset derivatives		$5,440	$3,989

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		January 2, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$2,584	$3,734
Interest rate contracts	Accrued interest	842	861
Interest rate contracts	Other long term liabilities	2,068	2,032
Foreign exchange contracts	Accounts payable	4,068	6,544
Foreign exchange contracts	Other long term liabilities	128	1,057

Total liability derivatives designated as hedging instruments under ASC 815		$9,690	$14,228

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	7,762	9,698
Foreign exchange contracts	Other long term liabilities	13,143	20,887

Total liability derivatives		$30,595	$44,813

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

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended January 2, 2011, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$2,023	Cost of goods sold	$550	Cost of goods sold	$1
Interest rate contracts	7	Interest expense	(849)	Interest expense	(101)
Foreign exchange contracts	(389)	Net sales	(119)	Net sales	—
Foreign exchange contracts	1,942	Cost of goods sold	(2,125)	Cost of goods sold	—

Total	$3,583		$(2,543)		$(100)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended January 3, 2010 pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$3,656	Cost of goods sold	$331	Cost of goods sold	$71
Interest rate contracts	(5,753)	Interest expense	(1,238)	Interest expense	—
Foreign exchange contracts	(119)	Net sales	(94)	Net sales	—
Foreign exchange contracts	(421)	Cost of goods sold	(728)	Cost of goods sold	—

Total	$(2,637)		$(1,729)		$71

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign exchange payments, commodity purchases and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three month periods ended January 2, 2011 and January 3, 2010, the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010
Commodity contracts	—	42	Cost of goods sold
Foreign exchange contracts	9,058	(1,830)	Other (income) expense, net

Total	$9,058	$(1,788)

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $83 and $75 at January 2, 2011 and September 30, 2010, respectively. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Company is typically required to post collateral in the normal course of business to offset its liability positions. At both January 2, 2011 and September 30, 2010, the Company had posted cash collateral of $2,363 related to such liability positions. In addition, at both January 2, 2011 and September 30, 2010, the Company had posted standby letters of credit of $4,000 related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At January 2, 2011, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. At September 30, 2010, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). The derivative net loss on these contracts recorded in AOCI by the Company at January 2, 2011 was $(2,144), net of tax benefit of $1,314. The derivative net (loss) on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2010 was $(2,675), net of tax benefit of $1,640. At January 2, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $862, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At January 2, 2011 the Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $239,830. At September 30, 2010 the Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The derivative net loss on these contracts recorded in AOCI by the Company at January 2, 2011 was $(2,638), net of tax benefit of $1,091. The derivative net (loss) on these contracts recorded in AOCI by the Company at September 30, 2010 was $(5,322), net of tax benefit of $2,204. At January 2, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $2,850, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At January 2, 2011 the Company had a series of such swap contracts outstanding through September 2012 for 12 tons with a contract value of $23,794. At September 30, 2010, the Company had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net gain on these contracts recorded in AOCI by the Company at January 2, 2011 was $3,214, net of tax expense of $1,716. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2010 was $2,256, net of tax expense of $1,201. At January 2, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $2,066, net of tax.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 2, 2011 and September 30, 2010 the Company had $305,185 and $333,562, respectively, of such foreign exchange derivative notional value contracts outstanding.

9    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

The Company’s derivatives are valued using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

The Company’s net derivative portfolio as of January 2, 2011, contains Level 2 instruments and represents commodity, interest rate and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$4,930	$—	$4,930

Total Assets	$—	$4,930	$—	$4,930

Liabilities:
Interest rate contracts	$—	$(5,494)	$—	$(5,494)
Foreign exchange contracts, net	—	(24,591)	$—	(24,591)

Total Liabilities	$—	$(30,085)	$—	$(30,085)

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). (See also Note 2, Significant Accounting Policies—Intangible Assets, for further details on impairment testing.)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	January 2, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,731,712)	$(1,860,569)	$(1,743,767)	$(1,868,754)
Interest rate swap agreements	(5,494)	(5,494)	(6,627)	(6,627)
Commodity swap and option agreements	4,930	4,930	3,914	3,914
Foreign exchange forward agreements	(24,591)	(24,591)	(38,111)	(38,111)

10    EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. These pension plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory and,

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

accordingly, retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. This plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

Under the Tetra U.S. postretirement plan the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles, coinsurance and copayments.

The Company’s results of operations for the three month periods ended January 2, 2011 and January 3, 2010 reflect the following pension and deferred compensation benefit costs:

Components of net periodic pension and other deferred compensation benefit costs	Three Months
	2011	2010
Service cost	$781	$725
Interest cost	2,557	1,813
Expected return on assets	(1,965)	(1,272)
Amortization of prior service cost	—	1
Recognized net actuarial loss	97	1
Employee contributions	(129)	(88)

Net periodic benefit cost	$1,341	$1,180

	Three Months
Pension and deferred compensation contributions	2011	2010
Contributions made during period	$914	$359

The following table sets forth the fair value of the Company’s pension plan assets as of January 2, 2011 segregated by level within the fair value hierarchy (See Note 9—Fair Value of Financial Instruments, for discussion of the fair value hierarchy and fair value principles):

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$—	$33,936	$—	$33,936
Common collective trust—fixed income	—	12,640	—	12,640

Total U.S. Defined Benefit Plan Assets	$—	$46,576	$—	$46,576

International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$30,250	$—	$30,250
Common collective trust—fixed income	—	10,142	—	10,142
Insurance contracts—general fund	—	38,734	—	38,734
Other	—	3,677	—	3,677

Total International Defined Benefit Plan Assets	$—	$82,803	$—	$82,803

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2010 segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$—	$28,168	$—	$28,168
Common collective trust—fixed income	—	16,116	—	16,116

Total U.S. Defined Benefit Plan Assets	$—	$44,284	$—	$44,284

International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$28,090	$—	$28,090
Common collective trust—fixed income	—	9,725	—	9,725
Insurance contracts—general fund	—	40,347	—	40,347
Other	—	3,120	—	3,120

Total International Defined Benefit Plan Assets	$—	$81,282	$—	$81,282

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009 the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009 through December 31, 2009. Effective January 1, 2010 the Company reinstated its annual contribution as described above. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month periods ended January 2, 2011 and January 3, 2010 were $1,411 and $99, respectively.

11    INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S. federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2006 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2006 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2007, 2008, 2009, and 2010 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S. federal tax filings for years prior to and including Russell Hobbs fiscal year ended June 30, 2008 are closed. However, the federal net operating loss carryforward from Russell Hobbs fiscal year ended June 30, 2008 is subject to IRS examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. Russell Hobbs fiscal year ended June 30, 2009 remains open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

12    SEGMENT RESULTS

Effective October 1, 2010 the Company began managing its business in three vertically integrated, product-focused reporting segments; (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business. See Note 1, Description of Business, for additional information regarding the Company’s realignment of its reporting segments.

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

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, reorganization items expense, net, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010 expenses associated with certain general and administrative expenses necessary to reflect the operating segments on a standalone basis and which were previously reflected in operating segment profits, have been excluded in the determination of reportable segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Segment information for the three month periods ended January 2, 2011 and January 3, 2010 is as follows:

	Three Months
	2011	2010
Net sales to external customers
Global Batteries & Appliances	$696,572	$428,671
Global Pet Supplies	137,045	136,995
Home and Garden Business	27,450	26,274

Total segments	$861,067	$591,940

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	Three Months
	2011	2010
Segment profit (loss)
Global Batteries & Appliances	$93,299	$47,704
Global Pet Supplies	16,239	1,386
Home and Garden Business	(6,831)	(9,580)

Total segments	102,707	39,510
Corporate expense	11,418	11,893
Acquisition and integration related charges	16,455	2,431
Restructuring and related charges	5,565	6,427
Interest expense	53,095	49,482
Other expense, net	889	646

Income (loss) from continuing operations before reorganization items and income taxes	$15,285	$(31,369)

	January 2, 2011	September 30, 2010
Segment total assets
Global Batteries & Appliances	$2,345,192	$2,477,091
Global Pet Supplies	843,908	839,191
Home and Garden Business	500,482	496,143

Total segments	3,689,582	3,812,425
Corporate	56,792	61,179

Total assets at period end	$3,746,374	$3,873,604

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes restructuring and related charges incurred by segment for the three month periods ended January 2, 2011 and January 3, 2010:

	Three Months
	2011	2010
Cost of goods sold:
Global Batteries & Appliances	$(150)	$847
Home and Garden Business	—	38
Global Pet Supplies	744	766

Total restructuring and related charges in cost of goods sold	594	1,651

Operating expense:
Global Batteries & Appliances	25	(938)
Home and Garden Business	650	6,343
Global Pet Supplies	2,302	528
Corporate	1,994	(1,157)

Total restructuring and related charges in operating expense	4,971	4,776

Total restructuring and related charges	$5,565	$6,427

2009 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. The Company recorded $3,729 and $7,721 of pretax restructuring and related charges during the three month periods ended January 2, 2011 and January 3, 2010, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $66,200.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the three month period ended January 2, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$6,447	$4,005	$10,452
Provisions	2,232	32	2,264
Cash expenditures	(1,609)	(621)	(2,230)
Non-cash items	184	(243)	(59)

Accrual balance at January 2, 2011	$7,254	$3,173	$10,427

Expensed as incurred(A)	$49	$1,416	$1,465

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the expenses as incurred during the three month period ending January 2, 2011, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the three month period ended January 2, 2011	$33	$3,046	$650	$—	$3,729
Restructuring and related charges since initiative inception	$7,072	$13,256	$14,654	$7,591	$42,573
Total future restructuring and related charges expected	$—	$18,000	$5,625	$—	$23,625

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Appliances segment to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Company recorded $(150) and $696 of pretax restructuring and related charges during the three month periods ended January 2, 2011 and January 3, 2010, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $29,378 since the inception of the Ningbo Exit Plan, which are now substantially complete.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and the activity during the three month period ended January 2, 2011:

Other Costs
Accrual balance at September 30, 2010	$491
Provisions	26
Cash expenditures	(95)

Accrual balance at January 2, 2011	$422

Expensed as incurred(A)	$(176)

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $1,986 and $(2,177) of pretax restructuring and related charges during the three month periods ended January 2, 2011 and January 3, 2010, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $91,300, the majority of which are cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and the activity during the three month period ended January 2, 2011:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$8,721	$2,281	$11,002
Provisions	1,120	527	1,647
Cash expenditures	(4,486)	(309)	(4,795)
Non-cash items	(706)	225	(481)

Accrual balance at January 2, 2011	$4,649	$2,724	$7,373

Expensed as incurred(A)	$—	$339	$339

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the three month period ended January 2, 2011, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries & Appliances	Home and Garden Business	Corporate	Total
Restructuring and related charges during the three month period ended January 2, 2011	$(8)	$—	$1,994	$1,986
Restructuring and related charges since initiative inception	$46,661	$6,762	$37,150	$90,573
Total future restructuring and related charges expected	$—	$—	$725	$725

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Company recorded no pretax restructuring and related charges during both the three month periods ended January 2, 2011 and January 3, 2010 in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $26,965 since the inception of the European Initiatives.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the European Initiatives and the activity during the three month period ended January 2, 2011:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$1,801	$47	$1,848
Cash expenditures	(124)	(37)	(161)
Non-cash items	(53)	(1)	(54)

Accrual balance at January 2, 2011	$1,624	$9	$1,633

14    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $9,360, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

Applica Consumer Products, Inc., (“Applica”) a subsidiary of the Company is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006. The original complaint in this action alleged a claim for, among other things, breach of contract against Applica and a number of tort claims against certain entities affiliated with the HCP Funds. The claims against Applica related to the alleged breach of the merger agreement between Applica and NACCO Industries, Inc. (“NACCO”) and one of its affiliates, which agreement was terminated following Applica’s receipt of a superior merger offer from the HCP Funds. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against Applica for, among other things, breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Applica and the HCP Funds. The original complaint was filed in conjunction with a motion preliminarily to enjoin the HCP Funds’ acquisition of Applica. On December 1, 2006, plaintiffs withdrew their motion for a preliminary injunction. In light of the consummation of Applica’s merger with affiliates of the HCP Funds in January 2007 (Applica is currently a subsidiary of Russell Hobbs), the Company believes that any claim for specific performance is moot. Applica filed a motion to dismiss the amended complaint in December 2007. Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008. Applica moved to dismiss the second amended complaint, which motion was granted in part and denied in part in December 2009.

The trial is currently scheduled for February 2011. The Company may be unable to resolve the disputes successfully or without incurring significant costs and expenses. As a result, Russell Hobbs and Harbinger

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

Applica is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. The Company believes that these actions are without merit, but may be unable to resolve the disputes successfully without incurring significant expenses which the Company is unable to estimate at this time. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

15    ACQUISITIONS

Russell Hobbs

On June 16, 2010, the Company consummated the Merger, pursuant to which Spectrum Brands became a wholly-owned subsidiary of the Company and Russell Hobbs became a wholly owned subsidiary of Spectrum Brands. Headquartered in Miramar, Florida, Russell Hobbs is a designer, marketer and distributor of a broad range of branded small household appliances. Russell Hobbs markets and distributes small kitchen and home appliances, pet and pest products and personal care products. Russell Hobbs has a broad portfolio of recognized brand names, including Black & Decker, George Foreman, Russell Hobbs, Toastmaster, LitterMaid, Farberware, Breadman and Juiceman. Russell Hobbs’ customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.

The results of Russell Hobbs operations since June 16, 2010 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited). Effective October 1, 2010, substantially all of the financial results of Russell Hobbs are reported within the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively.

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounted for the Merger by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition. After consummation of the Merger, the stockholders of Spectrum Brands, inclusive of the Harbinger Parties, owned approximately 60% of SB Holdings and the stockholders of Russell Hobbs owned approximately 40% of SB Holdings. Inasmuch as Russell Hobbs was a private company and its common stock was not publicly

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

traded, the closing market price of the Spectrum Brands common stock at June 15, 2010 was used to calculate the purchase price. The total purchase price of Russell Hobbs was approximately $597,579 determined as follows:

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

Current assets	$307,809
Property, plant and equipment	15,150
Intangible assets	363,327
Goodwill(A)	120,079
Other assets	15,752

Total assets acquired	$822,117
Current liabilities	142,046
Total debt	18,970
Long-term liabilities	63,522

Total liabilities assumed	$224,538

Net assets acquired	$597,579

(A)	Consists of $25,426 of tax deductible Goodwill.

Preliminary Pre-Acquisition Contingencies Assumed

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Russell Hobbs that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Supplemental Pro Forma Information

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2009.

	THREE MONTHS
	2011	2010
Net sales:
Reported Net sales	$861,067	$591,940
Russell Hobbs adjustment	—	248,689

Pro forma Net sales	$861,067	$840,629

(Loss) income from continuing operations:
Reported (Loss) income from continuing operations	$(19,758)	$(57,514)
Russell Hobbs adjustment	—	19,373

Pro forma Loss from continuing operations	$(19,758)	$(38,141)

Basic and Diluted earnings per share from continuing operations(A) :
Reported Basic and Diluted earnings per share from continuing operations	$(0.39)	$(1.92)
Russell Hobbs adjustment	—	0.65

Pro forma basic and diluted earnings per share from continuing operations	$(0.39)	$(1.27)

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

Seed Resources, LLC

On December 3, 2010 the Company completed the $10,524 cash acquisition of Seed Resources, LLC (“Seed Resources”). Seed Resources is a leading wild seed cake producer through its Birdola premium brand seed cakes. This acquisition was not significant individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

The results of Seed Resources operations since December 3, 2010 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies business segment. The preliminary purchase price of $12,200, including a $1,100 trade name intangible asset and $10,029 of goodwill, for this acquisition was based upon a preliminary valuation. The Company’s estimates and assumptions for this acquisition are subject to change as the Company obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

16    RELATED PARTY TRANSACTIONS

Merger Agreement and Exchange Agreement

On June 16, 2010 (the “Closing Date”), SB Holdings completed the Merger pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010,

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp., and Grill Merger Corp. (the “Merger Agreement”). As a result of the Merger, each of Spectrum Brands and Russell Hobbs became a wholly-owned subsidiary of SB Holdings. At the effective time of the Merger, (i) the outstanding shares of Spectrum Brands common stock were canceled and converted into the right to receive shares of SB Holdings common stock, and (ii) the outstanding shares of Russell Hobbs common stock and preferred stock were canceled and converted into the right to receive shares of SB Holdings common stock.

Pursuant to the terms of the Merger Agreement, on February 9, 2010, Spectrum Brands entered into support agreements with the Harbinger Parties and Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), in which the Harbinger Parties and the Avenue Parties agreed to vote their shares of Spectrum Brands common stock acquired before the date of the Merger Agreement in favor of the Merger and against any alternative proposal that would impede the Merger.

Immediately following the consummation of the Merger, the Harbinger Parties owned approximately 64% of the outstanding SB Holdings common stock and the stockholders of Spectrum Brands (other than the Harbinger Parties) owned approximately 36% of the outstanding SB Holdings common stock.

On January 7, 2011, the Harbinger Parties contributed 27,757 shares of SB Holdings common stock to Harbinger Group, Inc. (“HRG”) and received in exchange for such shares an aggregate of 119,910 shares of HRG common stock (the “Share Exchange”), pursuant to a Contribution and Exchange Agreement (the “Exchange Agreement”). As a result of the Share Exchange, (i) HRG owns approximately 54.4% of the outstanding shares of SB Holding’s common stock and the Harbinger Parties own approximately 12.7% of the outstanding shares of SB Holdings common stock, and (ii) the Harbinger Parties own 129,860 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

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

Pursuant to a joinder to the Stockholder Agreement entered into by the Harbinger Parties and HRG previously, upon consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

Certain provisions of the Stockholder Agreement terminate on the date on which the Harbinger Parties or HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person (including the Harbinger Parties or HRG) acquires 90% or more of the outstanding voting securities of SB Holdings.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

Other Agreements

On August 28, 2009, in connection with Spectrum Brands’ emergence from Chapter 11 reorganization proceedings, Spectrum Brands entered into a registration rights agreement with the Harbinger Parties, the Avenue Parties and D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”), pursuant to which the Harbinger Parties, the Avenue Parties and D.E. Shaw have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their Spectrum Brands’ 12% Notes.

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

17    NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. The guidance, among other things, requires companies to provide disclosures relating to the gross amount of goodwill and accumulated goodwill impairment losses. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted the new guidance beginning October 1, 2009. The Company completed the Merger during Fiscal 2010 and acquired Seed Resources on December 3, 2010. (See Note 15, Acquisitions, for information relating to the Merger and the Seed Resources Acquisition.)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings’ common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

In connection with the Merger, we refinanced Spectrum Brands’ existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750 million Term Loan due June 16, 2016 (the “Term Loan”), a new $750 million 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a new $300 million ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility” and together with the Term Loan, the “Senior Credit Facilities” and together with the 9.5% Notes, the “Senior Secured Facilities”).

As further described below, on February 3, 2009, we and our wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation. As required by ASC Topic 852, “Reorganizations,” we adopted fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code as of our monthly period ended August 30, 2009.

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SB Holdings and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger, as well as before, on and after the Effective Date. The term “Old Spectrum” refers only to Spectrum Brands, our Wisconsin predecessor, and its subsidiaries prior to the Effective Date.

Business Overview

We are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming; small appliances; electric personal care; and portable lighting.

Effective October 1, 2010, our chief operating decision-maker decided to manage the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control businesses (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming, electric personal care and portable lighting business, with substantially all of the former Small Appliances segment, which consisted of the Russell Hobbs businesses acquired on June 16, 2010 (“Small Appliances”), to form Global Batteries & Appliances. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

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

Results of Operations

Fiscal Quarter Ended January 2, 2011 Compared to Fiscal Quarter Ended January 3, 2010

In this Quarterly Report on Form 10-Q we refer to the three months ended January 2, 2011 as the “Fiscal 2011 Quarter” and the three months ended January 3, 2010 as the “Fiscal 2010 Quarter.”

Net Sales. Net sales for the Fiscal 2011 Quarter increased to $861 million from $592 million in the Fiscal 2010 Quarter, a 46% increase. The following table details the principal components of the change in net sales from the Fiscal 2010 Quarter to the Fiscal 2011 Quarter (in millions):

Net Sales
Fiscal 2010 Quarter Net Sales	$592
Addition of Russell Hobbs as a result of the Merger	248
Increase in Global Batteries & Appliances Remington branded product sales	21
Increase in Global Batteries & Appliances consumer battery sales	13
Increase in Portable Lighting product sales	4
Decrease in Pet supplies sales	(4)
Foreign currency impact, net	(13)

Fiscal 2011 Quarter Net Sales	$861

Consolidated net sales by product line for the Fiscal 2011 Quarter and the Fiscal 2010 Quarter are as follows (in millions):

	Fiscal Quarter
	2011	2010
Product line net sales
Addition of Russell Hobbs—small appliances	$243	$—
Addition of Russell Hobbs—pet supplies	4	—
Addition of Russell Hobbs—home and garden control products	1	—
Consumer batteries	248	244
Pet supplies	133	137
Electric shaving and grooming products	98	87
Electric personal care products	82	76
Home and garden control products	26	26
Portable lighting products	26	22

Total net sales to external customers	$861	$592

Global consumer battery sales increased $4 million, or 2%, primarily driven by increased North American Net sales of $13 million, which was partially offset by unfavorable foreign exchange translation of $8 million. The increase within North America was driven by sales with a major customer. The $4 million, or 3%, decrease in pet supplies sales is primarily attributable to continued softness in the aquatics business due to macroeconomic factors and unfavorable foreign exchange translation of approximately $1 million. Electric shaving and grooming products increased $11 million, or 13%, primarily due to increased sales within Europe and North America of $6 million and $5 million, respectively. Electric personal care sales increased $6 million, or 9%, due to increased sales in Europe of $11 million, tempered by a $3 million sales decline in North America and unfavorable foreign exchange translation of $2 million. Home and garden control product sales were flat during the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The $4 million, or 15%, increase in portable lighting sales was primarily driven by increased sales with a major customer as a result of new product launches.

Gross Profit. Gross profit for the Fiscal 2011 Quarter was $299 million versus $184 million for the Fiscal 2010 Quarter. Our gross profit margin for the Fiscal 2011 Quarter increased to 34.8% from 31.2% in the Fiscal 2010 Quarter. The increase in gross profit is primarily attributable to the Merger, which contributed $72 million of gross profit in the Fiscal 2011 Quarter, and the non-recurrence of a $34 million inventory revaluation charge we recognized associated with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized $34 million in additional cost of goods sold in the Fiscal 2010 Quarter. The increase in gross profit margin is also primarily due to the non-recurrence of the $34 million inventory revaluation charge recognized in the Fiscal 2010 Quarter as previously discussed.

Operating Expense. Operating expenses for the Fiscal 2011 Quarter totaled $230 million versus $166 million for the Fiscal 2010 Quarter representing an increase of $64 million. The increase in operating expenses during the Fiscal 2011 Quarter is primarily attributable to the Merger, which contributed $49 million of operating expenses in the Fiscal 2011 Quarter. Also contributing to the increase in operating expenses was a $14 million increase in Acquisition and integration related charges primarily related to the Merger. See “Acquisition and Integration Related Charges” below, as well as Note 2, Significant Accounting Policies—Acquisition and Integration Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our acquisition and integration related charges.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) our Home and Garden Business.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, reorganization items expense, net, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010 expenses associated with certain general and administrative expenses necessary to reflect the operating segments on a standalone basis and which were previously reflected in operating segment profits, have been excluded in the determination of reportable segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to our operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 12, Segment Results, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Adjusted EBITDA is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Below is a reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA by segment for the Fiscal 2011 Quarter and the Fiscal 2010 Quarter:

Fiscal 2011 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$79	$13	$(7)	$(105)	$(20)

Income tax expense	—	—	—	35	35
Interest expense	—	—	—	53	53
Restructuring and related charges	—	3	1	2	6
Acquisition and integration related charges	14	—	—	2	16

Adjusted EBIT	$93	$16	$(6)	$(13)	$90
Depreciation and amortization	18	6	3	6	33

Adjusted EBITDA	$111	$22	$(3)	$(7)	$123

Fiscal 2010 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$47	$1	$(19)	$(89)	$(60)
Loss from discontinued operations, net of tax	—	—	3	—	3
Income tax expense	—	—	—	22	22
Interest expense	—	—	—	49	49
Pre-acquisition earnings of Russell Hobbs	34	1	1	—	36
Restructuring and related charges	—	1	6	(1)	6
Reorganization expense items, net	—	—	—	4	4
Fresh-start inventory and other fair value adjustment	19	14	2	—	35
Acquisition and integration related charges	—	—	—	3	3
Brazilian IPI credit/other	(5)	—	—	—	(5)

Adjusted EBIT	$95	$17	$(7)	$(12)	$93
Depreciation and amortization	11	7	3	4	25

Adjusted EBITDA	$106	$24	$(4)	$(8)	$118

(a)	It is our policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

Global Batteries & Appliances

	2011	2010
	(in millions)
Net sales to external customers	$697	$429
Segment profit	$93	$48
Segment profit as a % of net sales	13.4%	11.3%
Segment Adjusted EBITDA	$111	$106
Assets at January 2, 2011 and September 30, 2010	$2,345	$2,477

Segment net sales to external customers in the Fiscal 2011 Quarter increased $268 million to $697 million from $429 million during the Fiscal 2010 Quarter, a 62% increase. The Merger accounted for a Net sales increase of $242 million in the small appliances product category during the Fiscal 2011 Quarter. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2011 Quarter by approximately $13 million. Consumer battery sales for the Fiscal 2011 Quarter increased to $248 million when compared to sales of $244 million in the Fiscal 2010 Quarter. The increase in sales is attributable to increases within North America, driven by a major customer, which was partially offset by unfavorable foreign exchange translation of $8 million. Net sales of electric shaving and grooming products in the Fiscal 2011 Quarter increased by $11 million from their levels in the Fiscal 2010 Quarter, primarily due to increases within Europe and North America of $6 million and $5 million, respectively. Net sales of electric personal care products in the Fiscal 2011 Quarter increased by $6 million compared to the Fiscal 2010 Quarter due to increased sales in Europe of $11 million, tempered by a $3 million sales decline in North America and unfavorable foreign exchange translation of $2 million. The electric shaving and grooming and personal care products net sales growth was attributable to a combination of new product introductions, product line extensions and expanded in-store promotions. Net sales of portable lighting products for the Fiscal 2011 Quarter increased to $26 million as compared to sales of $22 million for the Fiscal 2010 Quarter. This increase was primarily driven by increased sales with a major customer as a result of new product launches.

Segment profitability in the Fiscal 2011 Quarter increased to $93 million from $48 million in the Fiscal 2010 Quarter. Segment profitability as a percentage of net sales increased to 13.4% in the Fiscal 2011 Quarter compared from 11.3% in the Fiscal 2010 Quarter. The increase is due to the segment profit realized from the Merger of $12 million and the non-recurrence of a $19 million increase in cost of goods sold due to the revaluation of inventory in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code that we recognized during the Fiscal 2010 Quarter. Furthermore, segment profit has increased as a result of our cost reduction initiatives announced in Fiscal 2009 and our global realignment initiatives announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 13, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in the Fiscal 2011 Quarter was $111 million compared to $106 million in the Fiscal 2010 Quarter. The increase in Adjusted EBITDA is mainly driven by the efficient cost structure now in place from our cost reduction initiatives announced in Fiscal 2009 coupled with increases in market share in certain of our product categories.

Segment assets at January 2, 2011 decreased to $2,345 million from $2,477 million at September 30, 2010. The decrease is primarily due to the impact of unfavorable foreign currency translation. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger, at January 2, 2011 decreased slightly to $1,339 million from $1,355 million at September 30, 2010.

Global Pet Supplies

	2011	2010
	(in millions)
Net sales to external customers	$137	$137
Segment profit	$16	$1
Segment profit as a % of net sales	11.8%	1.0%
Segment Adjusted EBITDA	$22	$24
Assets at January 2, 2011 and September 30, 2010	$844	$839

Segment net sales to external customers in the Fiscal 2011 Quarter were flat at $137 million compared to the Fiscal 2010 Quarter. The Merger accounted for a Net sales increase in the companion animal business of $4 million during the Fiscal 2011 Quarter. This was offset by continued softness in the aquatics business due to macroeconomic factors and unfavorable foreign exchange translation of approximately $1 million.

Segment profitability in the Fiscal 2011 Quarter was $16 million versus $1 million in the Fiscal 2010 Quarter. Segment profitability as a percentage of sales in the Fiscal 2011 Quarter increased to 11.8% from 1.0% in the same period last year. The increase in segment profitability for the Fiscal 2011 Quarter was mainly attributable to the non-recurrence of a $14 million increase in cost of goods sold due an inventory revaluation charge associated with our adoption of fresh-start reporting that we recognized during the Fiscal 2010 Quarter.

Segment Adjusted EBITDA in the Fiscal 2011 Quarter was $22 million compared to $24 million in the Fiscal 2010 Quarter. The slight decline in Adjusted EBITDA is driven by product mix and modest remaining expenses from the companion animal recall we announced in the fourth quarter of our fiscal year ended September 30, 2010.

Segment assets at January 2, 2011 increased to $844 million from $839 million at September 30, 2010. The increase is primarily due to the acquisition of Seed Resources, LLC during the Fiscal 2011 Quarter, which was partially offset by the impact of foreign currency translation. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting, the Merger and the acquisition of Seed Resources, LLC increased slightly to $603 million at January 2, 2011 from $602 million at September 30, 2010.

Home and Garden Business

	2011	2010
	(in millions)
Net sales to external customers	$27	$26
Segment profit	$(7)	$(10)
Segment profit as a % of net sales	(24.9)%	(36.5)%
Segment Adjusted EBITDA	$(3)	$(4)
Assets at January 2, 2011 and September 30, 2010	$500	$496

Segment net sales to external customers in the Fiscal 2011 Quarter increased slightly to $27 million from $26 million in the Fiscal 2010 Quarter. The Merger accounted for a Net sales increase of $1 million during the Fiscal 2011 Quarter. The first quarter of the fiscal year is generally a period of internal inventory building in advance of the Home and Garden Business segment’s major selling season, typically in the spring and summer months. First quarter net sales for the Home and Garden Business segment are typically less than 9 percent of full-year net sales.

Segment profitability in the Fiscal 2011 Quarter increased to a loss of $(7) million from a loss of $(10) million in the Fiscal 2010 Quarter. Segment profitability as a percentage of sales in the Fiscal 2011 Quarter increased to (24.9)% from (36.5)% in the same period last year. This improvement in segment profitability was attributable to the non-recurrence of a $2 million increase in cost of goods sold due to an inventory revaluation charge associated with our adoption of fresh-start reporting that we recognized during the Fiscal 2010 Quarter.

Segment Adjusted EBITDA in the Fiscal 2011 Quarter was $(3) million compared to $(4) million in the Fiscal 2010 Quarter.

Segment assets at January 2, 2011 increased slightly to $500 million from $496 million at September 30, 2010. Goodwill and intangible assets, which are substantially a direct a result of the revaluation impacts of fresh-start reporting, at January 2, 2011 decreased slightly to $411 million from $413 million at September 30, 2010.

Corporate Expense. Our corporate expense in the Fiscal 2011 Quarter was $11 million compared to $12 million during the Fiscal 2010 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2011 Quarter was 1.3% and 2.0% for the Fiscal 2010 Quarter. The decrease is primarily due to decreased incentive accruals coupled with savings from the global realignment announced in the fiscal year ended September 30, 2007, which was partially offset by increased stock compensation expense of $2 million in the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter.

Acquisition and Integration and Related Charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.

We incurred $16 million of Acquisition and integration related charges during the Fiscal 2011 Quarter in connection with the Merger which consisted of the following: (i) $2 million of legal and professional fees; (ii) $4 million of employee termination charges; and (iii) $10 million of integration costs. We incurred $2 million of Acquisition and integration related charges during the Fiscal 2010 Quarter in connection with the Merger which consisted of legal and professional fees.

The Company incurred di minimis acquisition and integration related charges associated with the acquisition of Seed Resources, LLC during the Fiscal 2011 Quarter.

Restructuring and Related Charges. See Note 13, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2011 Quarter and the Fiscal 2010 Quarter (in millions):

	2011	2010
Costs included in cost of goods sold:
Latin America initiatives:
Termination benefits	—	$0.2
Ningbo Exit Plan:
Other associated costs	(0.1)	0.6
Global Cost Reduction Initiatives:
Termination benefits	0.1	0.2
Other associated costs	0.6	0.6

Total included in cost of goods sold	$0.6	$1.6
Costs included in operating expenses:
Global Realignment:
Termination benefits	1.1	(1.2)
Other associated costs	0.9	(1.0)
Global Cost Reduction Initiatives:
Termination benefits	2.2	0.7
Other associated costs	0.8	6.3

Total included in operating expenses	$5.0	$4.8

Total restructuring and related charges	$5.6	$6.4

We have implemented a series of initiatives in the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded no pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2010 Quarter in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $2 million and $(2) million of pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2010 Quarter, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $92 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Appliances segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo, China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded de minimis pretax restructuring and related charges during the Fiscal 2011 Quarter and approximately $1 million of pretax restructuring and related charges during the Fiscal 2010 Quarter, in connection with the Ningbo Exit Plan. We have recorded pretax restructuring and related charges of approximately $29 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $4 million and $8 million of pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2010 Quarter, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected at approximately $59 million.

Interest Expense. Interest expense in the Fiscal 2011 Quarter increased to $53 million from $49 million in the Fiscal 2010 Quarter. The increased interest expense in the Fiscal 2011 Quarter is primarily related to the increased debt that was acquired in conjunction with the Merger as well as an increased principal balance on our 12% Notes. See Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization Items. During the Fiscal 2010 Quarter, we, in connection with our reorganization, and subsequent emergence under Chapter 11 of the Bankruptcy Code, recorded Reorganization items expense of $4 million, which are primarily professional and legal fees.

Income Taxes. Our effective tax rate on income from continuing operations is approximately 229% for the Fiscal 2011 Quarter. Our effective tax rate on a loss from continuing operations was approximately (64)% for the Fiscal 2010 Quarter. We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. Under ASC Topic 740: “Income Taxes,” (“ASC 740”) we, as discussed more fully below, continue to have a valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles.

At January 2, 2011, we are estimating that at September 30, 2011 we will have U.S. federal and state net operating loss carryforwards of approximately $1,196 million and $1,043 million, respectively, which will expire through years ending in 2032, and we will have foreign net operating loss carryforwards of approximately $200 million, which will expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. At September 30, 2010 we had U.S. federal and state net operating loss carryforwards of approximately $1,087 million and $936 million, respectively, which, at that time, were scheduled to expire through years ending in 2031. At September 30, 2010 we had foreign net operating loss carryforwards of approximately $195 million, which at the time were set to expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $296 million of our federal and $463 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S. and China, excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets. During the Fiscal 2011 Quarter we increased our valuation allowance against net deferred tax assets by approximately $18 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $349 million and $331 million at January 2, 2011 and September 30, 2010, respectively. Of this amount, approximately $317 million and $300 million relates to U.S. net deferred tax assets at January 2, 2011 and September 30, 2010, respectively and approximately $31 million relates to foreign net deferred tax assets at both January 2, 2011 and September 30, 2010, respectively.

We recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At January 2, 2011 and September 30, 2010, we had approximately $11 million and $13 million, respectively, of unrecognized tax benefits. At January 2, 2011 and September 30, 2010, we had approximately $5 million and $6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Discontinued Operations. On November 11, 2008, the board of directors of Old Spectrum approved the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 2, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during the Fiscal 2010 Quarter:

2010
Net sales	$—

Loss from discontinued operations before income taxes	$(2.5)
Provision for income tax expense	0.2

Loss from discontinued operations, net of tax	$(2.7)

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2011 Quarter cash used by operating activities totaled $51 million as compared to a use of $31 million in the Fiscal 2010 Quarter. Cash used by continuing operations during the Fiscal 2011 Quarter was $50 million, compared to cash used by continuing operations of $23 million in the Fiscal 2010 Quarter. This change was primarily the result of a $17 million change in operating assets and liabilities and a decrease in income after non-cash items of $14 million. Cash used by operating activities of discontinued operations was di minimis in the Fiscal 2011 Quarter, compared to cash use of $8 million during the Fiscal 2010 Quarter. The operating activities of discontinued operations were related to the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 2, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2011 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. In addition, the current economic crisis could have a further negative impact on our financial position, results of operations or cash flows. See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities

Net cash used by investing activities was $18 million for the Fiscal 2011 Quarter. For the Fiscal 2010 Quarter net cash used by investing activities was $5 million. The $13 million increase in cash used by investing activities is due to the cash use of $10 million, net of cash acquired, in conjunction with the Seed Resources, LLC acquisition in Fiscal 2011 coupled with increased capital expenditures for continuing operations of $3 million.

Financing Activities

Debt Financing

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

The Term Loan was issued at a 2.0% discount and was recorded net of the $15 million amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Senior Credit Agreement. During the fiscal year ended September 30, 2010 (“Fiscal 2010”), we recorded $26 million of fees in connection with the Senior Credit Agreement. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Senior Credit Agreement. In connection with voluntary prepayments of $70 million of term debt during the Fiscal 2011 Quarter, we recorded accelerated amortizations of portions of the unamortized discount and unamortized Debt issuance costs totaling $4 million as an adjustment to interest expense.

At January 2, 2011 and September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $680 million and $750 million, respectively.

At January 2, 2011, we were in compliance with all covenants under the Senior Credit Agreement.

On February 1, 2011, we completed the refinancing of our Term Loan, which, at that time, had an aggregate amount outstanding of $680 million, with a new Senior Secured Term Loan facility (the “New Term Loan”) at a lower interest rate. The New Term Loan, issued at par and with a maturity date of June 16, 2016, includes an interest rate of LIBOR plus 4%, with a LIBOR minimum of 1%. The New Term Loan reduces scheduled principal amortizations to approximately $7 million per year, contains a one-year soft call protection of 1% on refinancing but none on other voluntary prepayments, and has the same financial, negative (other than a more favorable ability to repurchase other indebtedness) and affirmative covenants and events of default as the former Term Loan.

9.5% Notes

At both January 2, 2011 and September 30, 2010, we had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10 million amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, we recorded $21 million of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

At January 2, 2011, we were in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, the Company issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, we agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility, we are no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. Effective with the payment date of August 28, 2010 we gave notice to the trustee that the interest payment due February 28, 2011 would be made in cash.

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

At January 2, 2011 and September 30, 2010, we had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million added during Fiscal 2010.

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

In connection with the Merger, we obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”) and Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”) and increased the Company’s ability to incur indebtedness up to $1,850 million.

During Fiscal 2010 we recorded $3 million of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

At January 2, 2011, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, we are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 indentures being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. We do not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of the Company and its subsidiaries, restructuring costs, and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at our option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No principal amortizations are required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility will mature on June 16, 2014. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During Fiscal 2010 we recorded $10 million of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at January 2, 2011, we had aggregate borrowing availability of approximately $150 million, net of lender reserves of $29 million.

At January 2, 2011, we had outstanding letters of credit of $36 million under the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2010, we had aggregate borrowing availability of approximately $225 million, net of lender reserves of $29 million.

At January 2, 2011, we were in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $71 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless we elect to make such payments in cash. Effective with the payment date of August 28, 2010, we elected to make the semi-annual interest payment scheduled for February 28, 2011 in cash. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at January 2, 2011, we estimate annual interest payments of approximately $57 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.75% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility.

Equity Financing Activities

During the Fiscal 2011 Quarter, we granted approximately 1.4 million shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $41 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for Fiscal 2010.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 8 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Derivative Financial Instruments.”

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

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Brazilian Reals and Canadian Dollars. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

At January 2, 2011, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $0.3 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.2 million.

At January 2, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $54.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $11.1 million.

At January 2, 2011, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.9 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.3 million.

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

Applica is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. The Company believes that these actions are without merit and intends to vigorously defend the action, but may be unable to resolve the disputes successfully without incurring significant expenses. As of the date of this Quarterly Report on Form 10-Q, the Company cannot estimate any possible losses. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various matters of litigation generally arising out of the ordinary course of business.

Item 1A. Risk Factors

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts included in this Quarterly Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial condition or performance, estimated revenues, projected costs, projected synergies, prospects, plans, litigation, contingent liabilities and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Quarterly Report, the words “future,” “believes,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “estimates,” “could,” “should,” “would,” “will,” “may,” or similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of January 2, 2011 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of Russell Hobbs, which cannot be estimated accurately at this time. We incurred approximately $87 million of transaction fees and other costs related to the Merger. Additional unanticipated costs may yet be incurred as we integrate our business with that of Russell Hobbs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that we will be successful in our integration efforts. In addition, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that we will achieve such benefits.

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

We have, and we expect to continue to have, a significant amount of indebtedness. As of January 2, 2011, we had total indebtedness under our Senior Secured Facilities, the 12% Notes and other debt of approximately $1.8 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s $350 million 10.625% Senior Secured Notes due 2015. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings’ Common Stock—The Harbinger Parties and HRG, will exercise significant influence over us and their interests in our business may be different from the interest of our stockholders.”

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

In 2010, concern over sovereign debt in Greece, Ireland and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar, and concerns about sovereign debt levels in certain of these countries continue. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

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

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, our principal national competitors are Scotts, Central Garden & Pet and

S.C. Johnson. Our principal national competitors within the small appliances market include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of our operations.

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

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (SB Holdings’ first fiscal quarter). Sales of our small electric appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (SB Holdings’ second and third fiscal quarters). As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 49% of our net sales for the Fiscal 2011 Quarter were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

The principal raw materials used to produce our products—including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

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

At January 2, 2011, we are estimating that at September 30, 2011 we will have U.S. federal and state net operating loss carryforwards of approximately $1,196 million and $1,043 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of January 2, 2011, our management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $296 million of our federal and $463 million of our state net operating losses will expire unused due to the limitation in Section 382 of the IRC.

As a consequence of the Salton-Applica Merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Our analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, we expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance at January 2, 2011.

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

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 24% of our consolidated net sales for Fiscal 2011 Quarter. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2011 Quarter, approximately 49% of our net sales and 47% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that we take to protect our intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, our intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. For example several million dollars have been spent on protecting the patented automatic litter box business over the last few years. Furthermore, even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

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

We license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 14% of our total consolidated revenue in the Fiscal 2011 Quarter. In December 2007, BDC extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Risks Related to SB Holdings’ Common Stock

The Harbinger Parties and HRG will exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.

As of the date hereof, HRG owns approximately 54.54% of our outstanding common stock and the remaining Harbinger Parties own approximately 12.77% of our outstanding common stock. The Harbinger Parties own approximately 93.3% of the outstanding common stock of HRG. The Harbinger Parties and HRG, both separately and together, will have the ability to influence the outcome of any corporate action by us, which requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. In addition, we are a party to a stockholder agreement with HRG and the Harbinger Parties.

This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of HRG and perhaps HRG and the Harbinger Parties. HRG and the Harbinger Parties may also delay or prevent a change in control of SB Holdings. See “Risks Related to our Business—The sale or other disposition by HRG, the holder of a majority of the outstanding shares of SB Holdings common stock, to non-affiliates of a significant amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.”

In addition, because HRG owns more than 50% of our voting power, we are considered a controlled company under listing standards of the NYSE. As such, the NYSE corporate governance rules requiring that a majority of SB Holdings’ Board of Directors and SB Holdings’ entire compensation committee be independent do not apply to us and the ability of our independent directors to influence its business policies and affairs may be reduced.

If HRG and/or the Harbinger Parties sell substantial amounts of our common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings’ common stock could be adversely affected. We have entered into a registration rights agreement (the “SB Holdings Registration Rights Agreement”) with HRG, the Harbinger Parties and Avenue International Master, L.P., Avenue Investments, L.P.,

Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P. If requested properly under the terms of the SB Holdings Registration Rights Agreement, these stockholders have the right to require us to register all or some of such shares for sale under the Securities Act, in certain circumstances and also have the right to include those shares in a registration initiated by us. If we are required to include the shares of our common stock held by these stockholders pursuant to these registration rights in a registration initiated by us, sales made by such stockholders may adversely affect the price of our common stock and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that we register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of our common stock.

The interests of HRG and the Harbinger Parties, which have investments in other companies, may from time to time diverge from the interests of our other stockholders and from each other, particularly with regard to new investment opportunities. Neither HRG nor the Harbinger Parties are restricted from investing in other businesses involving or related to the marketing or distribution of household products, pet and pest products and personal care products. Both HRG and the Harbinger Parties may also engage in other businesses that compete or may in the future compete with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2011 Quarter, we did not sell any equity securities that were not registered under the Securities Act. We did not repurchase any of our own securities during the Fiscal 2011 Quarter, and we do not have any publicly announced repurchase plan. The following table reflects credits paid to certain employees in amounts equal to the value of shares of capital stock of the Company that were owned and forfeited by such employees to satisfy tax withholding requirements on the vesting of restricted shares.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended January 2, 2011
October 1, 2010 – October 31, 2010	—	—	—	—
November 1, 2010 – November 28, 2010	118,423	$27.37	—	—
November 29, 2010 – January 2, 2011	—	—	—	—

Total	118,423	$27.37	—	—

(1)

During the three months ended January 2, 2011, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of shares of the Company’s Common Stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

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

Date: February 11, 2011	SPECTRUM BRANDS HOLDINGS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Amendment and Consent and Amended and Restated Credit Agreement, dated as of February 1, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on February 11, 2011).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.20	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.21	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.22	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.24	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.26	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.27	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.28	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.29	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.30	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.31	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.32	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.33	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.35	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.36	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.37	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.38	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.39	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.41	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.42	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.43	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.44	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.45	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith