Form 10-Q
period 2011-04-03
Spectrum Brands Holdings, Inc.
filed 2011-05-12
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 09, 2011, was 50,935,710.

SPECTRUM BRANDS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 3, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

April 3, 2011 and September 30, 2010

(Unaudited)

(Amounts in thousands, except per share figures)

	April 3, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73,091	$170,614
Receivables:
Trade accounts receivable, net of allowances of $3,884 and $4,351, respectively	362,723	365,002
Other	50,979	41,445
Inventories	561,043	530,342
Deferred income taxes	28,866	35,735
Prepaid expenses and other	57,011	56,574

Total current assets	1,133,713	1,199,712
Property, plant and equipment, net	201,917	201,164
Deferred charges and other	45,138	46,352
Goodwill	617,724	600,055
Intangible assets, net	1,757,330	1,769,360
Debt issuance costs	45,478	56,961

Total assets	$3,801,300	$3,873,604

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$31,841	$20,710
Accounts payable	252,719	332,231
Accrued liabilities:
Wages and benefits	53,668	93,971
Income taxes payable	43,819	37,118
Restructuring and related charges	18,341	23,793
Accrued interest	29,015	31,652
Other	113,175	123,297

Total current liabilities	542,578	662,772
Long-term debt, net of current maturities	1,793,259	1,723,057
Employee benefit obligations, net of current portion	92,730	92,725
Deferred income taxes	304,430	277,843
Other	63,670	70,828

Total liabilities	2,796,667	2,827,225
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 51,163 and 51,101 shares, respectively; outstanding 50,964 and 51,020 shares	512	514
Additional paid-in capital	1,330,014	1,316,461
Accumulated deficit	(330,828)	(260,892)
Accumulated other comprehensive income (loss)	10,384	(7,497)

	1,010,082	1,048,586
Less treasury stock, at cost, 199 and 81 shares, respectively	(5,449)	(2,207)

Total shareholders’ equity	1,004,633	1,046,379

Total liabilities and shareholders’ equity	$3,801,300	$3,873,604

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 3, 2011 and April 4, 2010

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Net sales	$693,885	$532,586	$1,554,952	$1,124,526
Cost of goods sold	436,393	321,017	997,627	726,844
Restructuring and related charges	2,053	1,989	2,647	3,640

Gross profit	255,439	209,580	554,678	394,042
Selling	130,362	104,163	270,582	215,452
General and administrative	58,508	45,382	119,265	86,144
Research and development	8,798	7,823	16,365	14,268
Acquisition and integration related charges	7,588	3,039	24,043	5,470
Restructuring and related charges	3,094	3,402	8,065	8,178

Total operating expenses	208,350	163,809	438,320	329,512

Operating income	47,089	45,771	116,358	64,530
Interest expense	72,431	48,410	125,525	97,892
Other (income) expense, net	(287)	6,338	602	6,984

Loss from continuing operations before reorganization items and income taxes	(25,055)	(8,977)	(9,769)	(40,346)
Reorganization items expense, net	—	—	—	3,646

Loss from continuing operations before income taxes	(25,055)	(8,977)	(9,769)	(43,992)
Income tax expense	25,131	10,057	60,174	32,556

Loss from continuing operations	(50,186)	(19,034)	(69,943)	(76,548)
Loss from discontinued operations, net of tax	—	—	—	(2,735)

Net loss	$(50,186)	$(19,034)	$(69,943)	$(79,283)

Basic earnings per share:
Weighted average shares of common stock outstanding	50,817	30,000	50,804	30,000
Loss from continuing operations	$(0.99)	$(0.63)	$(1.38)	$(2.55)
Loss from discontinued operations	—	—	—	(0.09)

Net loss	$(0.99)	$(0.63)	$(1.38)	$(2.64)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,817	30,000	50,804	30,000
Loss from continuing operations	$(0.99)	$(0.63)	$(1.38)	$(2.55)
Loss from discontinued operations	—	—	—	(0.09)

Net loss	$(0.99)	$(0.63)	$(1.38)	$(2.64)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 3, 2011 and April 4, 2010

(Unaudited)

(Amounts in thousands)

	SIX MONTHS
	2011	2010
Cash flows from operating activities:
Net loss	$(69,943)	$(79,283)
Loss from discontinued operations	—	(2,735)

Loss from continuing operations	(69,943)	(76,548)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	23,315	25,244
Amortization of intangibles	28,634	20,864
Amortization of unearned restricted stock compensation	14,287	6,393
Amortization of debt issuance costs	6,557	1,839
Administrative related reorganization items	—	3,646
Payments for administrative related reorganization items	—	(45,782)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,494
Non-cash interest expense on 12% Notes	—	13,383
Non-cash debt accretion	3,001	12,246
Write off of unamortized discount on retired debt	8,950	—
Write off of debt issuance costs	15,420	—
Other non-cash adjustments	5,630	7,474
Net changes in assets and liabilities, net of discontinued operations	(158,567)	(74,967)

Net cash used by operating activities of continuing operations	(122,716)	(71,714)
Net cash used by operating activities of discontinued operations	(259)	(9,290)

Net cash used by operating activities	(122,975)	(81,004)

Cash flows from investing activities:
Capital expenditures	(18,712)	(10,843)
Proceeds from sale of property, plant and equipment	131	208
Acquisition, net of cash	(10,278)	—
Proceeds from sale of Assets Held for Sale - Ningbo	6,997	—
Other investing activity	(1,530)	—

Net cash used by investing activities of continuing operations	(23,392)	(10,635)

Cash flows from financing activities:
Debt issuance costs	(8,648)	(2,950)
Prepayment of Term Debt	(6,800)	—
Proceeds from debt financing	22,496	27,820
Reduction of debt	(367)	(8,096)
ABL Revolving Credit Facility, net	118,000	38,867
Refund of debt issuance costs	—	204
Payments of Senior Credit Facilities	(71,700)	—
Treasury stock purchases	(3,241)	—

Net cash provided by financing activities	49,740	55,845
Effect of exchange rate changes on cash and cash equivalents	(896)	(880)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(5,640)

Net decrease in cash and cash equivalents	(97,523)	(42,314)
Cash and cash equivalents, beginning of period	170,614	97,800

Cash and cash equivalents, end of period	$73,091	$55,486

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

In connection with the Merger, Spectrum Brands refinanced its existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750,000 United States (“U.S.”) dollar term loan due June 16, 2016 (the “Term Loan”), new $750,000 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a new $300,000 ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility”). The Term Loan was subsequently refinanced in February 2011, and the ABL Revolving Credit Facility was amended in April 2011. (See also Note 7, Debt, for a more complete discussion of the Company’s outstanding debt.)

On February 3, 2009, Spectrum Brands, at the time a Wisconsin corporation, and each of its wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. As of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, Spectrum Brands converted from a Wisconsin corporation to a Delaware corporation. Prior to and including August 30, 2009, all operations of the business resulted from the operations of the Predecessor Company (as defined below). In accordance with Accounting Standard Codification (“ASC”) Topic 852: “Reorganizations,” the Company determined that all conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting.

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

Effective October 1, 2010, the Company’s chief operating decision-maker decided to manage the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming, electric personal care and portable lighting business, with substantially all of the former Small Appliances segment (“Small Appliances”), which consisted of the Russell Hobbs business acquired on June 16, 2010, to form the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, Asia and Latin America.

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

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 3, 2011 and September 30, 2010, and the results of operations for the three and six month periods ended April 3, 2011 and April 4, 2010 and the cash flows for the six month periods ended April 3, 2011 and April 4, 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations: On November 11, 2008, the Predecessor Company’s board of directors approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The shutdown of the growing products portion of the Home and Garden Business was completed during the second quarter of the Company’s fiscal year ended September 30, 2009.

The presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the six month period ended April 4, 2010:

2010
Net sales	$—

Loss from discontinued operations before income taxes	$(2,512)
Provision for income tax expense	223

Loss from discontinued operations, net of tax	$(2,735)

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. The Company’s annual impairment testing is completed at the August financial period end. ASC Topic 350: “Intangibles-Goodwill and Other,” requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired.

The Company’s goodwill and indefinite lived trade name intangibles were tested in conjunction with the Company’s realignment of reportable segments on October 1, 2010. The Company concluded that the fair values of its reporting units, which are the same as the Company’s reporting segments, and indefinite lived trade name intangible assets were in excess of the carrying amounts of those assets, under both the Company’s prior reportable segment structure and the current reportable segment structure, and, accordingly, no impairment of goodwill or indefinite lived trade name intangibles was recorded.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $47,698 and $98,968 for the three and six month periods ended April 3, 2011, respectively, and $34,950 and $71,411 for the three and six month periods ended April 4, 2010, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 22% and 23% of the Company’s Net sales during the three and six month periods ended April 3, 2011, respectively. This customer represented approximately 22% and 21% of the Company’s Net sales during the three and six month periods ended April 4, 2010, respectively. This customer also represented approximately 14% and 15% of the Company’s Trade accounts receivable, net at April 3, 2011 and September 30, 2010, respectively.

Approximately 44% and 47% of the Company’s Net sales during the three and six month periods ended April 3, 2011, respectively, and 43% and 47% of the Company’s Net sales during the three and six month periods ended April 4, 2010, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On the Effective Date all of the existing common stock of the Predecessor Company was extinguished and deemed cancelled, including restricted stock and other stock-based awards.

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger, the 2009 Plan was assumed by SB Holdings. Up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan (as described in further detail below) as the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) was approved by the shareholders of the Company on March 1, 2011.

In conjunction with the Merger, the Company assumed the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2007 RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan (as described in further detail below) as the 2011 Plan was approved by the shareholders of the Company on March 1, 2011.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

On October 21, 2010, the Board adopted the 2011 Plan, which received shareholder approval at the Annual Meeting of the shareholders of the Company held on March 1, 2011. Upon such shareholder approval, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. 4,626 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan.

Under ASC Topic 718: “Compensation-Stock Compensation,” the Company is required to recognize expense related to its stock-based plans based on the fair value of its employee stock awards.

Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and six month periods ended April 3, 2011 was $8,674, or $5,638, net of taxes, and $14,287, or $9,287, net of taxes, respectively. Total stock compensation expense associated with restricted stock awards recognized by the Company during the three and six month periods ended April 4, 2010 was $3,197 or $2,078, net of taxes and $6,393, or $4,155, net of taxes, respectively.

The Company granted approximately 629 shares of restricted stock awards during the six month period ended April 4, 2010. Of these grants, 18 shares are time-based and vest after a one year period and 611 shares are time-based and vest over a two year period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Board or in certain cases if the employee is terminated without cause. The total market value of the restricted stock awards on the date of grant was approximately $14,555.

The Company granted approximately 157 and 1,580 restricted stock units during the three and six month periods ended April 3, 2011, respectively. Of these grants, 15 restricted stock units are time-based and vest over a one year period and 18 restricted stock units are time-based and vest over a three year period. The remaining 1,547 restricted stock units are performance and time-based with 665 units vesting over a two year period and 882 units vesting over a three year period. The total market value of the restricted stock units on the dates of the grants was approximately $46,034.

The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock awards and restricted stock units as of April 3, 2011 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(310)	23.12	(7,166)

Restricted stock awards at April 3, 2011	136	$24.57	$3,342

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,580	29.14	46,034
Forfeited	(10)	28.80	(288)
Vested	(65)	28.83	(1,874)

Restricted stock units at April 3, 2011	1,754	$29.02	$50,900

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Reorganization Items: In accordance with ASC Topic 852: “Reorganizations,” reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified as directly relating to its voluntary petitions under Chapter 11 of the Bankruptcy Code. See Note 2, Voluntary Reorganization Under Chapter 11 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information regarding the Chapter 11 filing and subsequent emergence. Reorganization items expense, net for the six month period ended April 4, 2010 is summarized as follows:

2010
Legal and professional fees	$3,536
Provision for rejected leases	110

Reorganization items expense, net	$3,646

Acquisition and Integration Related Charges: Acquisition and integration related charges reflected in Operating expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited) include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Company’s acquisitions.

Acquisition and integration related charges associated with the Merger incurred by the Company during the three and six month periods ended April 3, 2011 and April 4, 2010 are summarized as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Legal and professional fees	$1,193	$3,039	$3,589	$5,470
Employee termination charges	1,144	—	4,896	—
Integration costs	5,241	—	15,370	—

Total Acquisition and integration related charges	$7,578	$3,039	$23,855	$5,470

Additionally, the Company incurred $10 and $188 of legal and professional fees associated with the acquisition of Seed Resources, LLC (“Seed Resources”) during the three and six month periods ended April 3, 2011. (See Note 15, Acquisitions for information on the Seed Resources acquisition.)

3	OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three and six month periods ended April 3, 2011 and April 4, 2010 are as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Net loss	$(50,186)	$(19,034)	$(69,943)	$(79,283)
Other comprehensive income (loss):
Foreign currency translation	23,944	(5,321)	19,870	(6,436)
Valuation allowance adjustments	433	(2,022)	1,076	(3,121)
Pension liability adjustments	—	(52)	—	(52)
Net unrealized loss on derivative instruments	(7,244)	(2,194)	(3,065)	(3,398)

Net change to derive comprehensive loss for the period	17,133	(9,589)	17,881	(13,007)

Comprehensive loss	$(33,053)	$(28,623)	$(52,062)	$(92,290)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the Accumulated other comprehensive income (“AOCI”) section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

The changes in accumulated foreign currency translation for the three and six month periods ended April 3, 2011 and April 4, 2010 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

4	NET LOSS PER COMMON SHARE

Net loss per common share of the common stock of the Company for the three and six month periods ended April 3, 2011 and April 4, 2010 is calculated based upon the following number of shares:

	Three Months		Six Months
	2011	2010	2011	2010
Basic	50,817	30,000	50,804	30,000
Effect of common stock equivalents	—	—	—	—

Diluted	50,817	30,000	50,804	30,000

For the three and six month periods ended April 3, 2011 and April 4, 2010 the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5	INVENTORIES

Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	April 3, 2011	September 30, 2010
Raw materials	$74,786	$62,857
Work-in-process	31,879	28,239
Finished goods	454,378	439,246

	$561,043	$530,342

6	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets for the Company consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Additions	—	10,029	—	10,029
Effect of translation	5,808	1,832	—	7,640

Balance at April 3, 2011	$274,228	$171,846	$171,650	$617,724

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Additions	—	2,630	—	2,630
Effect of translation	3,551	3,825	—	7,376

Balance at April 3, 2011	$573,496	$217,988	$76,000	$867,484

Intangible Assets Subject to Amortization
Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Amortization during period	(16,522)	(7,651)	(4,461)	(28,634)
Effect of translation	4,393	2,205	—	6,598

Balance at April 3, 2011, net	$504,195	$224,802	$160,849	$889,846

Total Intangible Assets, net at April 3, 2011	$1,077,691	$442,790	$236,849	$1,757,330

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $57,497, net of accumulated amortization of $10,117 at April 3, 2011 and $60,792, net of accumulated amortization of $6,305 at September 30, 2010. Trade names subject to amortization relate to the valuation under fresh-start reporting and the Merger. The carrying value of these trade names was $139,659, net of accumulated amortization of $10,041 at

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

April 3, 2011 and $145,939, net of accumulated amortization of $3,750 at September 30, 2010. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $692,690, net of accumulated amortization of $59,013 at April 3, 2011 and $705,151, net of accumulated amortization of $35,865 at September 30, 2010. The useful life of the Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies segments, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

Amortization expense for the three and six month periods ended April 3, 2011 and April 4, 2010 is as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Proprietary technology amortization	$1,649	$1,547	$3,297	$3,092
Customer relationships amortization	9,526	8,918	19,058	17,709
Trade names amortization	3,140	32	6,279	63

	$14,315	$10,497	$28,634	$20,864

The Company estimates annual amortization expense for the next five fiscal years will approximate $55,630 per year.

7	DEBT

Debt consists of the following:

	April 3, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, expiring June 17, 2016	$678,300	5.1%	$750,000	8.1%
9.5% Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring June 16, 2014	118,000	4.5%	—	4.1%
Other notes and obligations	36,623	14.1%	13,605	10.8%
Capitalized lease obligations	11,819	5.2%	11,755	5.2%

	1,839,773		1,770,391
Original issuance discounts on debt	(14,673)		(26,624)
Less current maturities	31,841		20,710

Long-term debt	$1,793,259		$1,723,057

In connection with the Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of the Term Loan, (ii) issued $750,000 of 9.5% Notes and (iii) entered into a $300,000 ABL Revolving Credit Facility. The proceeds from such financings were used to repay Spectrum Brands’ then-existing senior term credit facility (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Senior Term Credit Facility

On February 1, 2011, the Company completed the refinancing of its Term Loan, which had an aggregate amount outstanding of $680,000, with an Amended and Restated Credit Agreement (the “New Term Loan”, together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate.

The New Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the New Term Loan provides for interest on the New Term Loan at a rate per annum equal to, at the Company’s option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The New Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the New Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed their respective obligations under the New Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The New Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

In connection with the New Term Loan during the three and six month periods ended April 3, 2011, the Company recorded $8,648 of fees. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the New Term Loan. In connection with the refinancing of the Term Loan during the three and six month periods ended April 3, 2011, the Company recorded cash charges of $6,800 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $24,370 as an adjustment to increase interest expense. In connection with voluntary prepayments of $70,000 of term debt during the six month period ended April 3, 2011, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $3,581 as an adjustment to increase interest expense.

At April 3, 2011 and September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $678,300 and $750,000, respectively.

9.5% Notes

At both April 3, 2011 and September 30, 2010, the Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

The Company may redeem all or a part of the 9.5% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 9.5% Notes (the “2018 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, the Company recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Debtors’ confirmed plan of reorganization, the Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind (“PIK”). PIK interest is added to principal on the relevant semi-annual interest payment date. Under the Prior Term Facility, the Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility, the Company is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. Effective with the semi-annual interest payment date of February 28, 2011, the Company gave notice to the trustee that the interest payment due August 28, 2011 would be made in cash.

The Company may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) require the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

At April 3, 2011 and September 30, 2010, the Company had outstanding principal of $245,031 under the 12% Notes, including PIK interest of $26,955 added to principal during Fiscal 2010.

The 2019 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

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

In connection with the Merger, the Company obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”), Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”), and their respective affiliates and increased the Company’s ability to incur indebtedness up to $1,850,000.

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, working capital requirements of the Company and its subsidiaries, restructuring costs, and for other general corporate purposes.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Prior to April 21, 2011, the ABL Revolving Credit Facility carried an interest rate, at the Company’s option, which was subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No amortization was required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility was scheduled to mature on June 16, 2014. As described further below, effective April 21, 2011, the Company entered into certain amendments to the ABL Credit Agreement.

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

As a result of borrowings and payments under the ABL Revolving Credit Facility at April 3, 2011, the Company had aggregate borrowing availability of approximately $81,527, net of lender reserves of $28,568.

At April 3, 2011, the Company had outstanding letters of credit of $36,121 under the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2010, the Company had aggregate borrowing availability of approximately $225,255, net of lender reserves of $28,972.

Effective as of September 22, 2010, March 3, 2011 and April 21, 2011, the Company entered into certain amendments to the ABL Credit Agreement, pursuant to which the Agent and the lenders under the ABL Credit Agreement consented to certain amendments, including, without limitation, the following:

•	the maturity date under the ABL Credit Agreement was extended to April 21, 2016 from June 16, 2014;

•

the interest margins under the ABL Revolving Credit Facility were reduced to, depending on the average availability, either (i) base rate plus a margin equal to 1.00%, 1.25% or 1.50% per annum (previously 2.50%, 2.75% or 3.00%), as applicable, or (ii) LIBOR plus a margin equal to 2.00%, 2.25% or 2.50% per annum (previously 3.50%, 3.75% or 4.00%), as applicable;

•

the unused commitments fees payable by the Company were reduced to (i) a rate per annum equal to 0.375% (previously 0.50%) when utilization equals or exceeds 50% of the aggregate commitments under the ABL Revolving Credit Facility and (ii) a rate per annum equal to 0.50% (previously 0.75%) when utilization is less than 50% of such commitments;

•

the covenants in respect of agent’s inspection rights and certain restrictions on liens, debt, acquisitions, accounts receivable dispositions, restricted payments and prepayments of subordinated debt were amended to be more favorable to, and generally allow greater operational flexibility for, the Company and the other borrowers; and

•	amendments to allow for certain internal corporate restructuring transactions to be undertaken by the Company.

8	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Under ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”), entities are required to provide enhanced disclosures for derivative and hedging activities.

The Company’s fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		April 3, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$2,567	$2,371
Commodity contracts	Deferred charges and other	1,600	1,543
Foreign exchange contracts	Receivables—Other	807	20
Foreign exchange contracts	Deferred charges and other	41	55

Total asset derivatives designated as hedging instruments under ASC 815		$5,015	$3,989

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	18	—

Total asset derivatives		$5,033	$3,989

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		April 3, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$3,701	$3,734
Interest rate contracts	Accrued interest	862	861
Interest rate contracts	Other long term liabilities	—	2,032
Commodity contracts	Accounts payable	155	—
Foreign exchange contracts	Accounts payable	12,538	6,544
Foreign exchange contracts	Other long term liabilities	2,100	1,057

Total liability derivatives designated as hedging instruments under ASC 815		$19,356	$14,228

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	13,697	9,698
Foreign exchange contracts	Other long term liabilities	21,459	20,887

Total liability derivatives		$54,512	$44,813

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended April 3, 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(150)	Cost of goods sold	$784	Cost of goods sold	$(6)
Interest rate contracts	(67)	Interest expense	(839)	Interest expense	(148)
Foreign exchange contracts	616	Net sales	(88)	Net sales	—
Foreign exchange contracts	(12,732)	Cost of goods sold	(1,967)	Cost of goods sold	—

Total	$(12,333)		$(2,110)		$(154)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the six month period ended April 3, 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,873	Cost of goods sold	$1,334	Cost of goods sold	$(5)
Interest rate contracts	(60)	Interest expense	(1,688)	Interest expense	(250)
Foreign exchange contracts	227	Net sales	(207)	Net sales	—
Foreign exchange contracts	(10,790)	Cost of goods sold	(4,092)	Cost of goods sold	—

Total	$(8,750)		$(4,653)		$(255)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended April 4, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,210)	Cost of goods sold	$620	Cost of goods sold	$70
Interest rate contracts	(5,893)	Interest expense	(1,740)	Interest expense	—
Foreign exchange contracts	(231)	Net sales	(92)	Net sales	—
Foreign exchange contracts	2,466	Cost of goods sold	509	Cost of goods sold	—

Total	$(4,868)		$(703)		$70

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the six month period ended April 4, 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$2,446	Cost of goods sold	$951	Cost of goods sold	$141
Interest rate contracts	(11,646)	Interest expense	(2,978)	Interest expense	—
Foreign exchange contracts	(350)	Net sales	(186)	Net sales	—
Foreign exchange contracts	2,045	Cost of goods sold	(219)	Cost of goods sold	—

Total	$(7,505)		$(2,432)		$141

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign exchange payments, commodity purchases and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three month period ended April 3, 2011 and the three month period ended April 4, 2010, the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010
Commodity contracts	$—	$149	Cost of goods sold
Foreign exchange contracts	(18,948)	(459)	Other expense, net

Total	$(18,948)	$(310)

During the six month period ended April 3, 2011 and the six month period ended April 4, 2010, the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010
Commodity contracts	$—	$191	Cost of goods sold
Foreign exchange contracts	(9,890)	(2,289)	Other expense, net

Total	$(9,890)	$(2,098)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which were $71 and $75 at April 3, 2011 and September 30, 2010, respectively. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At both April 3, 2011 and September 30, 2010, the Company had posted cash collateral of $2,363 related to such liability positions. In addition, at both April 3, 2011 and September 30, 2010, the Company had posted standby letters of credit of $4,000 related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At April 3, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. At September 30, 2010, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). The derivative net loss on these contracts recorded in AOCI by the Company at April 3, 2011 was $(1,666), net of tax benefit of $1,021. The derivative net (loss) on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2010 was $(2,675), net of tax benefit of $1,640. At April 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(1,666), net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At April 3, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $314,521. At September 30, 2010, the Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The derivative net loss on these contracts recorded in AOCI by the Company at April 3, 2011 was $(9,770), net of tax benefit of $4,021. The derivative net (loss) on these contracts recorded in AOCI by the Company at September 30, 2010 was $(5,322), net of tax benefit of $2,204. At April 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(8,336), net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 3, 2011 the Company had a series of such swap contracts outstanding through September 2012 for 11 tons with a contract value of $23,141. At September 30, 2010, the Company had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net gain on these contracts recorded in AOCI by the Company at April 3, 2011 was $2,606, net of tax expense of $1,390. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2010 was $2,256, net of tax expense of $1,201. At April 3, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,571, net of tax.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 3, 2011 and September 30, 2010, the Company had $318,520 and $333,562, respectively, of such foreign exchange derivative notional value contracts outstanding.

9	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”), establishes a framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance, which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the periods presented.

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

The Company’s net derivative portfolio as of April 3, 2011, contains Level 2 instruments and represents commodity, interest rate and foreign exchange contracts.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$4,012	$—	$4,012

Total Assets	$—	$4,012	$—	$4,012

Liabilities:
Interest rate contracts	$—	$(4,563)	$—	$(4,563)
Foreign exchange contracts, net	—	(48,928)	—	(48,928)

Total Liabilities	$—	$(53,491)	$—	$(53,491)

The Company’s net derivative portfolio as of September 30, 2010, contains Level 2 instruments and represents commodity, interest rate and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$3,914	$—	$3,914

Total Assets	$—	$3,914	$—	$3,914

Liabilities:
Interest rate contracts	$—	$(6,627)	$—	$(6,627)
Foreign exchange contracts, net	—	(38,111)	$—	(38,111)

Total Liabilities	$—	$(44,738)	$—	$(44,738)

The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

Goodwill, intangible assets and other long-lived assets are also tested annually, or more frequently if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3). (See also Note 2, Significant Accounting Policies—Intangible Assets, for further details on impairment testing.)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	April 3, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,825,100)	$(1,944,755)	$(1,743,767)	$(1,868,754)
Interest rate swap agreements	(4,563)	(4,563)	(6,627)	(6,627)
Commodity swap and option agreements	4,012	4,012	3,914	3,914
Foreign exchange forward agreements	(48,928)	(48,928)	(38,111)	(38,111)

10	EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. These pension plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory and, accordingly, retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. This plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

Under the Tetra U.S. postretirement plan, the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles, coinsurance and copayments.

The Company’s results of operations for the three and six month periods ended April 3, 2011 and April 4, 2010 reflect the following pension and deferred compensation benefit costs:

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2011	2010	2011	2010
Service cost	$781	$725	$1,563	$1,450
Interest cost	2,557	1,813	5,113	3,626
Expected return on assets	(1,965)	(1,272)	(3,931)	(2,544)
Amortization of prior service cost	—	1	—	3
Recognized net actuarial loss	97	1	194	3
Employee contributions	(129)	(88)	(257)	(177)

Net periodic benefit cost	$1,341	$1,180	$2,682	$2,361

	Three Months		Six Months
Pension and deferred compensation contributions	2011	2010	2011	2010
Contributions made during period	$1,925	$1,635	$2,956	$2,003

The following table sets forth the fair value of the Company’s pension plan assets as of April 3, 2011 segregated by level within the fair value hierarchy (See Note 9—Fair Value of Financial Instruments, for discussion of the fair value hierarchy and fair value principles):

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$—	$35,253	$—	$35,253
Common collective trust—fixed income	—	12,711	—	12,711

Total U.S. Defined Benefit Plan Assets	$—	$47,964	$—	$47,964

International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$32,408	$—	$32,408
Common collective trust—fixed income	—	10,621	—	10,621
Insurance contracts—general fund	—	42,041	—	42,041
Other	—	5,101	—	5,101

Total International Defined Benefit Plan Assets	$—	$90,171	$—	$90,171

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009 the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all contributions to its U.S. subsidiaries’ defined contribution pension plans effective April 1, 2009 through December 31, 2009. Effective January 1, 2010 the Company reinstated its annual contribution as described above. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 3, 2011 were $1,342 and $2,753, respectively. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 4, 2010 were $1,377 and $1,476, respectively.

11	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2006 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2006 is subject to IRS examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2007, 2008, 2009, and 2010 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S., federal tax filings for years prior to and including Russell Hobbs’ fiscal year ended June 30, 2008 are closed. However, the federal net operating loss carryforward from Russell Hobbs’ fiscal year ended June 30, 2008 is subject to IRS examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. Russell Hobbs’ fiscal years ended June 30, 2009 and June 16, 2010 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

12	SEGMENT RESULTS

Effective October 1, 2010 the Company began managing its business in three vertically integrated, product-focused reporting segments; (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business (See Note 1, Description of Business, for additional information regarding the Company’s realignment of its reporting segments).

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

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, reorganization items expense, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010, certain general and administrative expenses necessary to reflect the

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

operating segments on a standalone basis and which were previously reflected in operating segment profits, have been excluded in the determination of reportable segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plans costs which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

The financial information presented herein reflects the impact of all of the segment structure changes discussed above for all periods presented.

Segment information for the three and six month periods ended April 3, 2011 and April 4, 2010 is as follows:

	Three Months		Six Months
	2011	2010	2011	2010
Net sales from external customers
Global Batteries & Appliances	$459,392	$308,264	$1,155,964	$736,936
Global Pet Supplies	144,222	148,177	281,267	285,172
Home and Garden Business	90,271	76,145	117,721	102,418

Total segments	$693,885	$532,586	$1,554,952	$1,124,526

	Three Months		Six Months
	2011	2010	2011	2010
Segment profit (loss)
Global Batteries & Appliances	$41,682	$35,392	$134,982	$83,096
Global Pet Supplies	18,472	19,211	34,711	20,597
Home and Garden Business	14,917	10,967	8,087	1,387

Total segments	75,071	65,570	177,780	105,080
Corporate expense	15,247	11,369	26,667	23,262
Acquisition and integration related charges	7,588	3,039	24,043	5,470
Restructuring and related charges	5,147	5,391	10,712	11,818
Interest expense	72,431	48,410	125,525	97,892
Other expense, net	(287)	6,338	602	6,984

Loss from continuing operations before reorganization items and income taxes	$(25,055)	$(8,977)	$(9,769)	$(40,346)

	April 3, 2011	September 30, 2010
Segment total assets
Global Batteries & Appliances	$2,328,274	$2,477,091
Global Pet Supplies	869,259	839,191
Home and Garden Business	552,513	496,143

Total segments	3,750,046	3,812,425
Corporate	51,254	61,179

Total assets at period end	$3,801,300	$3,873,604

The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of the Company’s imported products are expected to fall into the essential classification and qualify for the 2.6 rate; however, the Company’s overall results in Venezuela will be reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, the Company remeasured the local statement of financial position of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation. There is also an ongoing impact related to measuring the Company’s Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar.

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,156 reduction to the Company’s operating income and a foreign exchange loss, reported in Other expense, net, of $5,823 for both the three and six month periods ended April 4, 2010.

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended April 3, 2011 and April 4, 2010:

	Three Months		Six Months
	2011	2010	2011	2010
Cost of goods sold:
Global Batteries & Appliances	$250	$606	$100	$1,453
Global Pet Supplies	1,803	1,383	2,547	2,149
Home and Garden Business	—	—	—	38

Total restructuring and related charges in cost of goods sold	2,053	1,989	2,647	3,640

Operating expenses:
Global Batteries & Appliances	592	733	617	(206)
Global Pet Supplies	1,278	(26)	3,580	502
Home and Garden Business	686	1,494	1,336	7,838
Corporate	538	1,201	2,532	44

Total restructuring and related charges in operating expenses	3,094	3,402	8,065	8,178

Total restructuring and related charges	$5,147	$5,391	$10,712	$11,818

2009 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. The Company recorded $4,378 and $8,107 of pretax restructuring and related charges during the three and six month periods

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

ended April 3, 2011, respectively, and the Company recorded $3,668 and $11,389 of pretax restructuring and related charges during the three and six month periods ended April 4, 2010, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $60,700.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the six month period ended April 3, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$6,447	$4,005	$10,452
Provisions	3,867	501	4,368
Cash expenditures	(3,120)	(1,968)	(5,088)
Non-cash items	250	515	765

Accrual balance at April 3, 2011	$7,444	$3,053	$10,497

Expensed as incurred(A)	$134	$3,605	$3,739

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the six month period ended April 3, 2011, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the six month period ended April 3, 2011	$644	$6,127	$1,336	$—	$8,107
Restructuring and related charges since initiative inception	$7,683	$16,337	$15,340	$7,591	$46,951
Total future restructuring and related charges expected	$—	$10,600	$3,109	$—	$13,709

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Appliances segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Company recorded $250 and $100 of pretax restructuring and related charges during the three and six month period ended April 3, 2011, respectively, and $637 and $1,333 of pretax restructuring and related charges during the three and six month periods ended April 4, 2010, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $29,628 since the inception of the Ningbo Exit Plan, which is now substantially complete.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and the activity during the six month period ended April 3, 2011:

Other Costs
Accrual balance at September 30, 2010	$491
Provisions	24
Cash expenditures	(143)
Non-cash items	(372)

Accrual balance at April 3, 2011	$—

Expensed as incurred(A)	$76

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

2007 Restructuring Initiatives

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes, the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). In connection with the Global Realignment Initiatives, the Company recorded $519 and $2,505 of pretax restructuring and related charges during the three and six month periods ended April 3, 2011, respectively, and $1,194 and $(983) of pretax restructuring and related charges (credits) during the three and six month periods ended April 4, 2010, respectively. Costs associated with these initiatives, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92,100, the majority of which are cash costs.

Global Realignment Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and the activity during the six month period ended April 3, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$8,721	$2,281	$11,002
Provisions	1,207	133	1,340
Cash expenditures	(5,473)	(400)	(5,873)
Non-cash items	(681)	474	(207)

Accrual balance at April 3, 2011	$3,774	$2,488	$6,262

Expensed as incurred(A)	$—	$1,165	$1,165

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the six month period ended April 3, 2011, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries & Appliances	Home and Garden Business	Corporate	Total
Restructuring and related charges during the six month period ended April 3, 2011	$(27)	$—	$2,532	$2,505
Restructuring and related charges since initiative inception	$46,642	$6,762	$37,688	$91,092
Total future restructuring and related charges expected	$—	$—	$973	$973

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Company recorded no pretax restructuring and related charges during the three and six month periods ended April 3, 2011 or during the three and six month periods ended April 4, 2010 in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $26,965 since the inception of the European Initiatives.

European Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and the activity during the six month period ended April 3, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$1,801	$47	$1,848
Cash expenditures	(290)	(37)	(327)
Non-cash items	70	(10)	60

Accrual balance at April 3, 2011	$1,581	$—	$1,581

14	COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $8,560, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. The Company is reviewing the claims but is unable to estimate any possible loss at this time.

Applica Consumer Products, Inc. (“Applica”), a wholly-owned subsidiary of the Company, was a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006. The complaints in this action alleged a claim for, among other things, breach of contract and breach of implied covenant of good faith against Applica and a number of tort claims against certain entities affiliated with the HCP Funds. The claims against Applica related to the alleged breach of the merger agreement between Applica and NACCO Industries, Inc. (“NACCO”) and one of its affiliates, which agreement was terminated following Applica’s receipt of a superior merger offer from the HCP Funds. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither the Company, Applica or any other subsidiary of the Company was required to make any payments in connection with the settlement. In addition, pursuant to an indemnification agreement, dated as of February 9, 2010, between Russell Hobbs, a wholly-owned subsidiary of the Company and the parent company of Applica, and Harbinger Master Fund, the Company is indemnified against any out-of-pocket losses, costs, expenses, judgments, penalties, fines and other damages in excess of $3,000 incurred with respect to this litigation and any future litigation or legal action against the indemnified parties arising out of or relating to the matters which formed the basis of this litigation.

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

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

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounted for the Merger by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition. After consummation of the Merger, the stockholders of Spectrum Brands, inclusive of the Harbinger Parties, owned approximately 60% of SB Holdings and the stockholders of Russell Hobbs owned approximately 40% of SB Holdings. Inasmuch as Russell Hobbs was a private company and its common stock was not publicly traded, the closing market price of the Spectrum Brands common stock at June 15, 2010 was used to calculate the purchase price. The total purchase price of Russell Hobbs was approximately $597,579 determined as follows:

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

Preliminary Pre-Acquisition Contingencies Assumed

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Russell Hobbs that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary purchase price allocation for Russell Hobbs. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Russell Hobbs. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the purchase price allocation. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company’s results of operations.

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

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a preliminary valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. Significant adjustments as a result of that preliminary valuation are summarized as follows:

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

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company’s management. The total fair value of indefinite and definite lived intangibles was $363,327 as of June 16, 2010. A summary of the significant key inputs were as follows:

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 93%, which was supported by historical retention rates. Income taxes were estimated at 36% and amounts were discounted using a rate of 15.5%. The customer relationships were valued at $38,000 under this approach.

•

The Company valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

from 2.0% to 5.5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 1%-14% annually with a terminal year growth rate of 3%. Income taxes were estimated at a range of 30%-38% and amounts were discounted using rates between 15.5%-16.5%. Trade name and trademarks were valued at $170,930 under this approach.

•

The Company valued a trade name license agreement using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade name license agreement, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade name license agreement after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. In estimating the fair value of the trade name license agreement, net sales were estimated to grow at a rate of (3)%-1% annually. The Company assumed a twelve year useful life of the trade name license agreement. Income taxes were estimated at 37% and amounts were discounted using a rate of 15.5%. The trade name license agreement was valued at $149,200 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies were 2% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 9 to 11 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 3%-12% annually. Income taxes were estimated at 37% and amounts were discounted using the rate of 15.5%. The technology assets were valued at $4,100 under this approach.

Supplemental Pro Forma Information

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2009.

	Three Months		Six Months
	2011	2010	2011	2010
Net sales:
Reported Net sales	$693,885	$532,586	$1,554,952	$1,124,526
Russell Hobbs adjustment	—	157,831	—	406,520

Pro forma Net sales	$693,885	$690,417	$1,554,952	$1,531,046

(Loss) income from continuing operations:
Reported Loss from continuing operations	$(50,186)	$(19,034)	$(69,943)	$(76,548)
Russell Hobbs adjustment	—	(414)	—	18,959

Pro forma Loss from continuing operations	$(50,186)	$(19,448)	$(69,943)	$(57,589)

Basic and Diluted (loss) earnings per share from continuing operations(A) :
Reported Basic and Diluted loss per share from continuing operations	$(0.99)	$(0.63)	$(1.38)	$(2.55)
Russell Hobbs adjustment	—	(0.02)	—	0.63

Pro forma basic and diluted loss per share from continuing operations	$(0.99)	$(0.65)	$(1.38)	$(1.92)

(A)	The Company has not assumed the exercise of common stock equivalents, as the impact would be antidilutive.

Seed Resources, LLC

On December 3, 2010, the Company completed the $10,524 cash acquisition of Seed Resources, LLC (“Seed Resources”). Seed Resources is a wild seed cake producer through its Birdola premium brand seed cakes. This acquisition was not significant individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

The results of Seed Resources operations since December 3, 2010 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies business segment. The preliminary purchase price of $12,500, including a $1,100 trade name intangible asset and $10,029 of goodwill, for this acquisition was based upon a preliminary valuation. The Company’s estimates and assumptions for this acquisition are subject to change as the Company obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

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

On January 7, 2011, the Harbinger Parties contributed 27,757 shares of SB Holdings common stock to Harbinger Group Inc. (“HRG”) and received in exchange for such shares an aggregate of 119,910 shares of HRG common stock (such transaction, the “Share Exchange”), pursuant to a Contribution and Exchange Agreement (the “Exchange Agreement”). Immediately following the Share Exchange, (i) HRG owned approximately 54.4% of the outstanding shares of SB Holding’s common stock and the Harbinger Parties owned approximately 12.7% of the outstanding shares of SB Holdings common stock, and (ii) the Harbinger Parties owned 129,860 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

•

for so long as the Harbinger Parties and their affiliates beneficially own 40% or more of the outstanding voting securities of SB Holdings, the Harbinger Parties and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the SB Holdings board of directors as described in the Stockholder Agreement;

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

Pursuant to a joinder to the Stockholder Agreement entered into by the Harbinger Parties and HRG, upon consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, and is subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

Certain provisions of the Stockholder Agreement terminate on the date on which the Harbinger Parties or HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person (including the Harbinger Parties or HRG) acquires 90% or more of the outstanding voting securities of SB Holdings.

Also in connection with the Merger, the Harbinger Parties, the Avenue Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)

(Amounts in thousands, except per share figures)

and the Avenue Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG will become a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

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

In connection with the Merger, Russell Hobbs and Harbinger Master Fund entered into an indemnification agreement, dated as of February 9, 2010 (the “Indemnification Agreement”), by which Harbinger Master Fund agreed, among other things and subject to the terms and conditions set forth therein, to guarantee the obligations of Russell Hobbs to pay (i) a reverse termination fee to Spectrum Brands under the merger agreement and (ii) monetary damages awarded to Spectrum Brands in connection with any willful and material breach by Russell Hobbs of the Merger Agreement. The maximum amount payable by Harbinger Master Fund under the Indemnification Agreement was $50,000 less any amounts paid by Russell Hobbs or the Harbinger Parties, or any of their respective affiliates as damages under any documents related to the Merger. No such amounts became due under the Indemnification Agreement. Harbinger Master Fund also agreed to indemnify Russell Hobbs, SB Holdings and their subsidiaries for out-of-pocket costs and expenses above $3,000 in the aggregate that become payable after the consummation of the Merger and that relate to the litigation arising out of Russell Hobbs’ business combination transaction with Applica. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither the Company, Applica or any other subsidiary of the Company was required to make any payments in connection with the settlement.

17	NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition — Multiple-Element Arrangements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance addressing the accounting for multiple-deliverable arrangements to enable entities to account for products or services (deliverables) separately rather than as a combined unit. The provisions establish the accounting and reporting guidance for arrangements under which the entity will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The Company adopted the new guidance on October 1, 2010 and the adoption did not impact the Company’s financial statements and related disclosures.

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

In connection with the Merger, we refinanced Spectrum Brands’ existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750 million Term Loan due June 16, 2016 (the “Term Loan”), new $750 million 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a new $300 million ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility. The Term Loan was subsequently refinanced in February 2011, and the ABL Revolving Credit Facility was amended in April 2011. See “Liquidity and Capital Resources, Financing Activities” below, as well as Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

As further described below, on February 3, 2009, we and our wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.

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

Business Overview

We are a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting.

Effective October 1, 2010, our chief operating decision-maker decided to manage the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming, electric personal care and portable lighting business, with substantially all of the former Small Appliances segment (“Small Appliances”), which consisted of the Russell Hobbs businesses acquired on June 16, 2010, to form the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

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

Results of Operations

Fiscal Quarter and Fiscal Six Month Period Ended April 3, 2011 Compared to Fiscal Quarter and Fiscal Six Month Period Ended April 4, 2010

In this Quarterly Report on Form 10-Q we refer to the three months ended April 3, 2011 as the “Fiscal 2011 Quarter,” the six month period ended April 3, 2011 as the “Fiscal 2011 Six Months,” the three month period ended April 4, 2010 as the “Fiscal 2010 Quarter” and the six month period ended April 4, 2010 as the “Fiscal 2010 Six Months.”

Net Sales. Net sales for the Fiscal 2011 Quarter increased to $694 million from $533 million in the Fiscal 2010 Quarter, a 30% increase. The following table details the principal components of the change in net sales from the Fiscal 2010 Quarter to the Fiscal 2011 Quarter (in millions):

Net Sales
Fiscal 2010 Quarter Net Sales	$533
Addition of Russell Hobbs as a result of the Merger	158
Increase in home and garden control products	13
Increase in electric personal care products	8
Increase in electric shaving and grooming products	3
Decrease in consumer batteries	(11)
Decrease in pet supplies	(8)
Decrease in portable lighting products	(4)
Foreign currency impact, net	2

Fiscal 2011 Quarter Net Sales	$694

Net sales for the Fiscal 2011 Six Months increased to $1,555 million from $1,125 million in the Fiscal 2010 Six Months, a 38% increase. The following table details the principal components of the change in net sales from the Fiscal 2010 Six Months to the Fiscal 2011 Six Months (in millions):

Net Sales
Fiscal 2010 Six Months Net Sales	$1,125
Addition of Russell Hobbs as a result of the Merger	406
Increase in electric personal care products	17
Increase in electric shaving and grooming products	15
Increase in home and garden control products	13
Increase in consumer batteries	2
Decrease in pet supplies	(11)
Foreign currency impact, net	(12)

Fiscal 2011 Six Months Net Sales	$1,555

Consolidated net sales by product line for the Fiscal 2011 Quarter, the Fiscal 2010 Quarter, the Fiscal 2011 Six Months and the Fiscal 2010 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2011	2010	2011	2010
Product line net sales
Addition of Russell Hobbs—small appliances	$154	$—	$397	$—
Addition of Russell Hobbs—pet supplies	3	—	8	—
Addition of Russell Hobbs—home and garden control products	1	—	2	—
Consumer batteries	180	190	429	434
Pet supplies	141	148	274	285
Electric shaving and grooming products	52	49	149	136

	Fiscal Quarter		Fiscal Six Months
	2011	2010	2011	2010
Electric personal care products	56	48	138	124
Home and garden control products	89	76	115	102
Portable lighting products	18	22	43	44

Total net sales to external customers	$694	$533	$1,555	$1,125

Global consumer battery sales decreased $10 million, or 5%, during the Fiscal 2011 Quarter primarily driven by decreased Latin America sales of $8 million. The decrease within Latin America was driven by lower zinc carbon battery sales of $6 million and lower alkaline sales of $2 million. The decrease in both zinc carbon and alkaline battery sales was predominantly driven by decreased volume and price in Brazil. The $7 million, or 5%, decrease in pet supplies sales during the Fiscal 2011 Quarter was primarily attributable to continued softness in the aquatics business due to macroeconomic factors. During the Fiscal 2011 Quarter, electric shaving and grooming products increased $3 million, or 6%, primarily due to increased sales within Europe as a result of successful new product launches. Electric personal care sales increased $8 million, or 18%, during the Fiscal 2011 Quarter, primarily due to increased sales in North America as a result of new product introductions, product line expansions and in-store promotions. Home and garden control product sales increased $13 million, or 17%, during the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The increase is primarily attributable to increased distribution and product placements with major customers. The $4 million, or 19%, decrease in portable lighting sales during the Fiscal 2011 Quarter was primarily driven by the timing of promotions at a major customer that occurred during our Fiscal 2010 Quarter and the first quarter of our fiscal year ending September 30, 2011.

Global consumer battery sales decreased $5 million, or 1%, during the Fiscal 2011 Six Months, primarily driven by lower Latin America sales of $8 million, decreased European sales of $3 million and unfavorable foreign exchange translation of $8 million. Latin America sales decreased due to the factors discussed in the Fiscal 2011 Quarter while the decrease in European sales was due to continued movement away from the private label market. These decreases were tempered by increases within North America of $13 million as a result of increased sales with a major customer during our first fiscal quarter. The $11 million, or 4%, decrease in pet supplies sales during the Fiscal 2011 Six Months is primarily attributable to the same factors mentioned above during the Fiscal 2011 Quarter. During the Fiscal 2011 Six Months, electric shaving and grooming products increased $13 million, or 10%, primarily due to increased sales within North America and Europe of $5 million and $8 million, respectively, as a result of successful new product launches. Electric personal care sales increased $14 million, or 12%, during the Fiscal 2011 Six Months, primarily due to increased sales in North America and Europe of $4 million and $12 million, respectively. Home and garden control product sales increased $13 million, or 13%, during the Fiscal 2011 Six Months compared to the Fiscal 2010 Six Months. The increase was attributable to the same factors mentioned above during the Fiscal 2011 Quarter. Portable lighting products sales decreased slightly to $43 million during the Fiscal 2011 Six Months compared to $44 million during the Fiscal 2010 Six Months. We expect total net sales, adjusted to include prior year Russell Hobbs sales, to grow 3% to 4 in our fiscal year ending September 30, 2011 (“Fiscal 2011”), driven by a strong second half performance, including new distribution gains and products placements in the Global Pet Supplies and Home and Garden segments and continued strength in the global personal care category.

Gross Profit. Gross profit for the Fiscal 2011 Quarter was $255 million versus $210 million for the Fiscal 2010 Quarter. Our gross profit margin for the Fiscal 2011 Quarter decreased to 36.8% from 39.4% in the Fiscal 2010 Quarter. The increase in gross profit is primarily attributable to the Merger, which contributed $39 million of gross profit in the Fiscal 2011 Quarter. The decrease in gross profit margin is attributable to the change in overall product mix as a result of the Merger. Gross profit for the Fiscal 2011 Six Months was $555 million versus $394 million for the Fiscal 2010 Six Months. Our gross profit margin increased to 35.7% from 35.0% in the Fiscal 2010 Six Months. The increase in gross profit for the Fiscal 2011 Six Months is also attributable to the Merger, which contributed $111 million during the Fiscal 2011 Six Months, coupled with the non-recurrence of a $34 million inventory revaluation charge we recognized associated with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized $34 million in additional cost of goods sold during the Fiscal 2010 Six Months. The increase in gross profit margin is also attributable to the non-recurrence of the inventory revaluation charge recognized in the Fiscal 2010 Six Months, which was partially offset by the factors mentioned above regarding the decline in gross profit margin during the Fiscal 2011 Quarter.

Operating Expense. Operating expenses for the Fiscal 2011 Quarter totaled $208 million versus $164 million for the Fiscal 2010 Quarter representing an increase of $44 million. The increase in operating expenses during the Fiscal 2011 Quarter is primarily attributable to the Merger, which contributed $30 million of operating expenses in the Fiscal 2011 Quarter. Also contributing to the increase in Operating expenses during the Fiscal 2011 Quarter was Acquisition and integration related charges of $8 million compared to $3 million during the Fiscal 2010 Quarter. Operating expenses for the Fiscal 2011 Six Months totaled $438 million versus $330 million for the Fiscal 2010 Six Months, representing an increase of $108 million. The increase in operating expenses during the Fiscal 2011 Six Months is also primarily attributable to the Merger, which contributed $76 million of operating expenses in the Fiscal 2011 Quarter. Also contributing to the increase in operating expenses was a $19 million increase in Acquisition and integration related charges, which primarily related to the Merger. See “Acquisition and Integration Related Charges” below, as well as Note 2,

Significant Accounting Policies—Acquisition and Integration Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our acquisition and integration related charges.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) our Home and Garden Business.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, reorganization items expense, net, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010, certain general and administrative expenses necessary to reflect the operating segments on a standalone basis and that were previously reflected in operating segment profits, have been excluded in the determination of reportable segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plans costs which are evaluated on a consolidated basis and not allocated to our operating segments. Costs are identified to operating segments or corporate expense according to the function of each cost center.

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

Adjusted EBITDA is a metric used by management and frequently used by the financial community, which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Below is a reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA by segment for the Fiscal 2011 Quarter, Fiscal 2011 Six Months, the Fiscal 2010 Quarter and Fiscal 2010 Six Months:

Fiscal 2011 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$36	$14	$14	$(114)	$(50)

Income tax expense	—	—	—	25	25
Interest expense	—	—	—	72	72
Restructuring and related charges	—	3	1	1	5
Acquisition and integration related charges	5	1	—	2	8
Other	(1)	—	—	—	(1)

Adjusted EBIT	$40	$18	$15	$(14)	$59
Depreciation and amortization	17	6	3	8	34

Adjusted EBITDA	$57	$24	$18	$(6)	$93

Fiscal 2011 Six Months
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$115	$28	$7	$(220)	$(70)

Income tax expense	—	—	—	60	60
Interest expense	—	—	—	126	126
Restructuring and related charges	1	6	1	3	11
Acquisition and integration related charges	19	1	—	4	24
Other	(1)	—	—	—	(1)

Adjusted EBIT	$134	$35	$8	$(27)	$150
Depreciation and amortization	34	11	6	15	66

Adjusted EBITDA	$168	$46	$14	$(12)	$216

Fiscal 2010 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$28	$18	$9	$(74)	$(19)
Income tax expense	—	—	—	10	10
Interest expense	—	—	—	48	48
Pre-acquisition earnings of Russell Hobbs	14	2	—	—	16
Restructuring and related charges	1	1	2	1	5
Other	—	—	—	3	3

Adjusted EBIT	$43	$21	$11	$(12)	$63
Depreciation and amortization	13	7	4	4	28

Adjusted EBITDA	$56	$28	$15	$(8)	$91

Fiscal 2010 Six Months
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net Income (loss)	$75	$19	$(9)	$(164)	$(79)
Loss from discontinued operations, net of tax	—	—	3	—	3
Income tax expense	—	—	—	33	33
Interest expense	—	—	—	98	98
Pre-acquisition earnings of Russell Hobbs	48	2	1	—	51
Restructuring and related charges	1	3	7	—	11
Reorganization expense items, net	—	—	—	4	4
Fresh-start inventory and other fair value adjustment	19	13	2	—	34
Acquisition and integration related charges	—	—	—	5	5
Brazilian IPI credit/other	(5)	—	—	—	(5)

Adjusted EBIT	$138	$37	$4	$(24)	$155
Depreciation and amortization	25	14	7	7	53

Adjusted EBITDA	$163	$51	$11	$(17)	$208

(a)	It is our policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Six Months
	2011	2010	2011	2010
	(in millions)
Net sales to external customers	$459	$308	$1,156	$737
Segment profit	$42	$35	$135	$83
Segment profit as a % of net sales	9.1%	11.5%	11.7%	11.3%
Segment Adjusted EBITDA	57	57	168	163
Assets as of April 3, 2011 and September 30, 2010	$2,328	$2,477	$2,328	$2,477

Segment sales to external customers in the Fiscal 2011 Quarter increased $151 million to $459 million from $308 million during the Fiscal 2010 Quarter, a 49% increase. The Merger accounted for a sales increase of $154 million in the small appliances product category during the Fiscal 2011 Quarter. Favorable foreign currency exchange translation slightly impacted sales of Global Batteries & Appliances during the Fiscal 2011 Quarter by approximately $2 million. Consumer battery sales for the Fiscal 2011 Quarter decreased to $180 million when compared to sales of $190 million in the Fiscal 2010 Quarter. The decrease in sales is primarily attributable to a reduction of Latin American zinc carbon battery sales of $6 million and alkaline battery sales of $3 million which was predominantly driven by decreased volume and price in Brazil. Sales of electric shaving and grooming products in the Fiscal 2011 Quarter increased by $3 million from their levels in the Fiscal 2010 Quarter, primarily due to increases within Europe. Sales of electric personal care products in the Fiscal 2011 Quarter increased by $8 million compared to the Fiscal 2010 Quarter due to increased sales in North America and Europe of $6 million and $2 million, respectively. The electric shaving and grooming and personal care products net sales growth was attributable to a combination of new product introductions, product line extensions and expanded in-store promotions. Sales of portable lighting products for the Fiscal 2011 Quarter decreased to $18 million as compared to sales of $22 million for the Fiscal 2010 Quarter, primarily driven by timing of promotions at a major customer that occurred during our Fiscal 2010 Quarter and the first quarter of our fiscal year ending September 30, 2011. Segment sales to external customers in the Fiscal 2011 Six Months increased $419 million to $1,156 million from $737 million during the Fiscal 2010 Six Months, a 57% increase. The Merger accounted for a sales increase of $397 million in the small appliances product category during the Fiscal 2011 Six Months. Unfavorable foreign currency exchange translation impacted sales of Global Batteries & Appliances during the Fiscal 2011 Six Months by approximately $11 million. Consumer battery sales for the Fiscal 2011 Six Months decreased slightly to $429 million when compared to sales of $434 million in the Fiscal 2010 Six Months. While we experienced increased sales of alkaline batteries in North America during the Fiscal 2011 Six Months, these increases were more than offset by unfavorable foreign exchange translation of $8 million coupled with decreased sales in Latin America during the Fiscal 2011 Quarter which is discussed above. Sales of electric shaving and grooming products in the Fiscal 2011 Six Months increased by $13 million from their levels in the Fiscal 2010 Six Months primarily due to increases within North America and Europe of $5 million and $8 million, respectively. Sales of electric personal care products in the Fiscal 2011 Six Months increased by $14 million compared to the Fiscal 2010 Six Months due to increased sales in North America and Europe of $4 million and $12 million, respectively. The electronic shaving and grooming products and electronic personal care products sales growth was attributable to the factors mentioned above for the Fiscal 2011 Quarter sales increase. Sales of portable lighting products for the Fiscal 2011 Six Months decreased slightly to $43 million as compared to sales of $44 million for the Fiscal 2010 Six Months.

Segment profitability in the Fiscal 2011 Quarter increased to $42 million from $35 million in the Fiscal 2010 Quarter. The increase during the Fiscal 2011 Quarter is due to the segment profit realized from the Merger of $7 million. Segment profitability as a percentage of sales in the Fiscal 2011 Quarter decreased to 9.1% from 11.5% in the same period last year due to the change in overall product mix as a result of the Merger. Segment profitability during the Fiscal 2011 Six Months increased to $135 million from $83 million in the Fiscal 2010 Six Months due to segment profits realized from the Merger of $30 million and the non-recurrence of a $19 million increase in cost of goods sold due to the revaluation of inventory in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code that we recognized during the Fiscal 2010 Six Months. Segment profitability as a percentage of sales in the Fiscal 2011 Six Months increased to 11.7% from 11.3% during the Fiscal 2010 Six Months due to the previously mentioned non-recurring increase in cost of goods sold resulting from the revaluation of inventory in the Fiscal 2010 Six Months, which was tempered by the decrease of segment profitability previously mentioned for the Fiscal 2011 Quarter.

Segment Adjusted EBITDA in the Fiscal 2011 Quarter was $57 million compared to $56 million in the Fiscal 2010 Quarter. Segment Adjusted EBITDA in the Fiscal 2011 Six Months was $168 million compared to $163 million in the Fiscal 2010 Six Months. The increases in both the Fiscal 2011 Quarter and Fiscal 2011 Six Months Adjusted EBITDA is mainly driven by the efficient cost structure now in place from our cost reduction initiatives announced in Fiscal 2009 coupled with increases in market share in certain of our product categories.

Segment assets at April 3, 2011 decreased to $2,328 million from $2,477 million at September 30, 2010. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger, at April 3, 2011 decreased slightly to $1,351 million from $1,355 million at September 30, 2010.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2011	2010	2011	2010
	(in millions)
Net sales to external customers	$144	$148	$281	$285
Segment profit	$18	$19	$34	$20
Segment profit as a % of net sales	12.8%	13.0%	12.3%	7.2%
Segment Adjusted EBITDA	24	28	46	51
Assets as of April 3, 2011 and September 30, 2010	$869	$839	$869	$839

Segment sales to external customers in the Fiscal 2011 Quarter were $144 million compared to $148 million during the Fiscal 2010 Quarter. The Merger accounted for sales of $3 million during the Fiscal 2011 Quarter. Excluding the Merger, sales decreased $7 million during the Fiscal 2011 Quarter as a result of continued softness in the aquatics category due to macroeconomic factors. Segment sales to external customers in the Fiscal 2011 Six Months were $281 million compared to $285 million during the Fiscal 2010 Six Months. The Merger accounted for sales of $8 million during the Fiscal 2011 Six Months. Excluding the Merger, sales decreased $12 million as a result of the factors mentioned above for the Fiscal 2011 Quarter decline. We expect strong second half performance during Fiscal 2011 within Global Pet Supplies, driven by new distribution gains and product placements.

Segment profitability in the Fiscal 2011 Quarter was $18 million versus $19 million in the Fiscal 2010 Quarter. Segment profitability as a percentage of sales in the Fiscal 2011 Quarter decreased to 12.8% from 13.0% in the same period last year. The slight decrease in segment profitability for the Fiscal 2011 Quarter was mainly attributed to the previously mentioned lower sales volume as well as product mix, which was slightly offset by the efficient cost structure now in place from our cost reduction initiatives announced in Fiscal 2009. Segment profitability in the Fiscal 2011 Six Months was $34 million versus $20 million in the Fiscal 2010 Six Months. Segment profitability as a percentage of sales in the Fiscal 2011 Six Months increased to 12.3% versus 7.2% in the Fiscal 2010 Six Months. This was primarily attributable to the non-recurrence of a $14 million increase in cost of goods sold due an inventory revaluation charge associated with our adoption of fresh-start reporting that we recognized during our first quarter of our fiscal year ended September 30, 2010.

Segment Adjusted EBITDA in the Fiscal 2011 Quarter was $24 million compared to $28 million in the Fiscal 2010 Quarter. Segment Adjusted EBITDA in the Fiscal 2011 Six Months was $46 million compared to $51 million in the Fiscal 2010 Six Months. The decline in both the Fiscal 2011 Quarter and the Fiscal 2011 Six Months Adjusted EBITDA is driven by the previously mentioned product mix.

Segment assets at April 3, 2011 increased to $869 million from $839 million at September 30, 2010. The increase is primarily due to the acquisition of Seed Resources, LLC during the Fiscal 2011 Six Months, and the impact of favorable foreign currency translation. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting, the Merger and the acquisition of Seed Resources, LLC increased slightly to $615 million at April 3, 2011 from $602 million at September 30, 2010.

Home and Garden Business

	Fiscal Quarter		Fiscal Six Months
	2011	2010	2011	2010
	(in millions)
Net sales to external customers	$90	$76	$118	$102
Segment profit	$15	$11	$8	$1
Segment profit as a % of net sales	16.5%	14.4%	6.9%	1.4%
Segment Adjusted EBITDA	18	15	14	11
Assets as of April 3, 2011 and September 30, 2010	$553	$496	$553	$496

Segment sales to external customers in the Fiscal 2011 Quarter increased to $90 million from $76 million in the Fiscal 2010 Quarter. The Merger accounted for a sales increase of $1 million during the Fiscal 2011 Quarter. The remaining $13 million of increased sales is primarily attributable to increased distribution with major customers. Segment sales to external customers in the Fiscal 2011 Six Months increased to $118 million from $102 million in the Fiscal 2010 Six Months. The increase is due to the factors mentioned above that contributed to the increase during the Fiscal 2011 Quarter. We expect strong second half performance during Fiscal 2011 within Home and Garden, driven by new distribution gains and product placements.

Segment profitability in the Fiscal 2011 Quarter increased to $15 million from $11 million in the Fiscal 2010 Quarter. Segment profitability as a percentage of sales in the Fiscal 2011 Quarter increased to 16.5% from 14.4% in the same period last year. This improvement in segment profitability is attributed to the increase in sales coupled with the efficient cost structure now in place from our cost reduction initiatives announced in Fiscal 2009. Segment profitability in the Fiscal 2011 Six Months increased to $8 million from $1 million in the Fiscal 2010 Six Months. Segment profitability as a percentage of sales in the Fiscal 2011 Six Months increased to 6.9% from 1.4% in the same period last year. This improvement in segment profitability was attributable to the non-recurrence of a $2 million increase in cost of goods sold due to an inventory revaluation charge associated with our adoption of fresh-start reporting that we recognized during the first quarter of our fiscal year ended September 30, 2010 coupled with the factors mentioned above that contributed to the improvement during the Fiscal 2011 Quarter.

Segment Adjusted EBITDA for both the Fiscal 2011 Quarter was $18 million compared to $15 million during the Fiscal 2010 Quarter of $15 million. Segment Adjusted EBITDA for the Fiscal 2011 Six Months was $14 million compared to $11 million during the Fiscal 2010 Six Months. The increase during both the Fiscal 2011 Six Months and the Fiscal 2011 Quarter was driven by the increased sales volume as described above.

Segment assets at April 3, 2011 increased to $553 million from $496 million at September 30, 2010, mainly driven by seasonal increases in inventory. Goodwill and intangible assets, which are substantially a direct a result of the revaluation impacts of fresh-start reporting, at April 3, 2011 decreased slightly to $409 million from $413 million at September 30, 2010.

Corporate Expense. Our corporate expense in the Fiscal 2011 Quarter was $15 million compared to $11 million during the Fiscal 2010 Quarter. This increase is attributable to a $5 million increase in stock compensation expense during the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2011 Quarter was 2.2% and 2.1% during the Fiscal 2010 Quarter. Our corporate expense during the Fiscal 2011 Six Months was $27 million compared to $23 million during the Fiscal 2010 Six Months. This increase is attributable to a $9 million increase in stock compensation expense during the Fiscal 2011 Six Months compared to the Fiscal 2010 Six Months, partially offset by savings resulting from the relocation of the corporate office back to Madison, Wisconsin. Corporate expense as a percentage of consolidated net sales for the Fiscal 2011 Six Months was 1.7% compared to 2.1% during the Fiscal 2010 Six Months.

Acquisition and Integration and Related Charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.

We incurred $8 million of Acquisition and integration related charges during the Fiscal 2011 Quarter in connection with the Merger which consisted of the following: (i) $1 million of legal and professional fees; (ii) $1 million of employee termination charges; and (iii) $6 million of integration costs. We incurred $3 million of Acquisition and integration related charges during the Fiscal 2010 Quarter in connection with the Merger, which consisted of legal and professional fees. We incurred $24 million of Acquisition and integration related charges during the Fiscal 2011 Six Months in connection with the Merger, which consisted of the following: (i) $4 million of legal and professional fees; (ii) $5 million of employee termination charges; and (iii) $15 million of integration costs. We incurred $5 million of Acquisition and integration related charges during the Fiscal 2010 Six Months in connection with the Merger which consisted of legal and professional fees.

The Company incurred di minimis acquisition and integration related charges associated with the acquisition of Seed Resources, LLC during the Fiscal 2011 Six Months.

Restructuring and Related Charges. See Note 13, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2011 Quarter, the Fiscal 2010 Quarter, the Fiscal 2011 Six Months and the Fiscal 2010 Six Months (in millions):

	Fiscal Quarter		Fiscal Six Months
	2011	2010	2011	2010
Costs included in cost of goods sold:
Latin American Initiatives:
Termination benefits	—	—	—	0.2
Other associated costs	—	(0.1)	—	(0.1)
Ningbo Exit Plan:
Other associated costs	0.2	0.6	0.1	1.2
Global Cost Reduction Initiatives:
Termination benefits	1.0	1.1	1.1	1.3
Other associated costs	0.8	0.4	1.4	1.0

Total included in cost of goods sold	2.0	2.0	2.6	3.6
Costs included in operating expenses:
Global Realignment Initiatives:
Termination benefits	0.1	1.2	1.2	—
Other associated costs	0.4	—	1.3	(1.0)
Global Cost Reduction Initiatives:
Termination benefits	0.7	1.1	2.9	1.8
Other associated costs	1.9	1.1	2.7	7.4

Total included in operating expenses	3.1	3.4	8.1	8.2

Total restructuring and related charges	$5.1	$5.4	$10.7	$11.8

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $1 million of pretax restructuring and related charges during both the Fiscal 2011 Quarter and the Fiscal 2010 Quarter, respectively, in connection with the Global Realignment Initiatives. We recorded approximately $3 million and $(1) million of pretax restructuring and related charges during the Fiscal 2011 Six Months and Fiscal 2010 Six Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Appliances segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo, China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded de minimis pretax restructuring and related charges during the Fiscal 2011 Quarter and Fiscal 2011 Six Months and approximately $1 million of pretax restructuring and related charges during the Fiscal 2010 Quarter and Fiscal 2010 Six Months, in connection with the Ningbo Exit Plan. We have recorded pretax restructuring and related charges of approximately $30 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded

$4 million of pretax restructuring and related charges during both the Fiscal 2011 Quarter and the Fiscal 2010 Quarter. We recorded $8 million and $11 million of pretax restructuring and related charges during the Fiscal 2011 Six Month and the Fiscal 2010 Six Months, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected at approximately $61 million.

Interest Expense. Interest expense in the Fiscal 2011 Quarter increased to $72 million from $48 million in the Fiscal 2010 Quarter. Included in the Fiscal 2011 Quarter interest expense is $15 million related to the write off of unamortized debt issuance costs related to our Term Loan that was refinanced on February 1, 2011, the $9 million write off of unamortized original issue discount related to the refinanced Term Loan and a prepayment premium of $5 million. Interest expense in the Fiscal 2011 Six Months increased to $126 million from $98 million in the Fiscal 2010 Six Months. The increase is attributed to the factors mentioned above for the increase during the Fiscal 2011 Quarter coupled with accelerated amortization of $4 million related to the $70 million Term Loan prepayment during the first quarter of our fiscal year ending September 30, 2011. See Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization Items. During the Fiscal 2010 Six Months, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items, net of $4 million, which are primarily professional and legal fees.

Income Taxes. Our effective tax rate on income from continuing operations is approximately (100)% and (616)% for the Fiscal 2011 Quarter and Fiscal 2011 Six Months, respectively. Our effective tax rate on income from continuing operations was approximately (112)% and (74)% for the Fiscal 2010 Quarter and Fiscal 2010 Six Months, respectively. There are three significant factors impacting our book income tax rate. First, we are profitable in our foreign jurisdictions and therefore must provide foreign income taxes even while we have a book loss in the U.S. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against U.S. deferred tax assets, any movement in timing items, including additional book domestic tax losses/NOLs and indefinite lived intangible assets, will not result in a financial statement tax benefit to us until we are profitable on a U.S. consolidated basis. Finally, the closer we are to break even, the higher the tax rate becomes as the taxes are divided by a lower book income. We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. Under ASC Topic 740: “Income Taxes,” (“ASC 740”) we, as discussed more fully below, continue to have a valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles.

At April 3, 2011, we are estimating that at September 30, 2011 we will have U.S. federal and state net operating loss carryforwards of approximately $1,227 million and $1,076 million, respectively, which will expire through years ending in 2032, and we will have foreign net operating loss carryforwards of approximately $198 million, which will expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. At September 30, 2010 we had U.S. federal and state net operating loss carryforwards of approximately $1,087 million and $936 million, respectively, which, at that time, were scheduled to expire through years ending in 2031. At September 30, 2010 we had foreign net operating loss carryforwards of approximately $195 million, which at the time were set to expire beginning in 2011. As mentioned above, limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $296 million of our federal and $463 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S. and China, excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets. During the Fiscal 2011 Quarter we increased our valuation allowance against net deferred tax assets by approximately $31 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $380 million and $331 million at April 3, 2011 and September 30, 2010, respectively. Of this amount, approximately $348 million and $300 million relates to U.S. net deferred tax assets at April 3, 2011 and September 30, 2010, respectively and approximately $32 million and $31 million relates to foreign net deferred tax assets at April 3, 2011 and September 30, 2010, respectively.

We recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At April 3, 2011 and September 30, 2010, we had approximately $11 million and $13 million, respectively, of unrecognized tax benefits. We had $6 million of accrued interest and penalties related to uncertain tax positions at both April 3, 2011 and September 30, 2010.

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

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during the Fiscal 2010 Six Months:

Fiscal Six Months
2010
Net sales	$—

Loss from discontinued operations before income taxes	$(2.5)
Provision for income tax expense	0.2

Loss from discontinued operations, net of tax	$(2.7)

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2011 Six Months cash used by operating activities totaled $123 million as compared to a use of $81 million in the Fiscal 2010 Six Months. Cash used by continuing operations during the Fiscal 2011 Six Months was $123 million compared to cash used by continuing operations of $72 million in the Fiscal 2010 Six Months. The $56 million increase in cash used from continuing operations was the result of:

•

A $95 million (use in working capital and other assets and liabilities, primarily driven by lower accounts payable due in part to seasonal timing related to the Merger and the foreign exchange impact on assets and liabilities.

•

Higher cash interest payments of $36 million, of which $15 million related to interest on our 12% Notes which was paid-in-kind during the Fiscal 2010 Six Months but paid in cash during the Fiscal 2011 Six Months, $5 million related to fees incurred in connection with the refinancing of our New Term Loan and the remainder primarily due to timing of interest payments as a result of the change in our capital structure in connection with the Merger. See “Financing Activities-Senior Term Credit Facility” below, as well as Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

•

Higher cash payments for acquisition and integration related charges and restructuring and related charges of $26 million related to the Merger and various restructuring initiatives that we have implemented.

•	Higher cash tax payments of $3 million.

•

Partially offsetting the above uses of cash was higher income from continuing operations of $58 million, primarily related to the Merger, and the non-recurrence in the Fiscal 2011 Six Months of $46 million of administrative related reorganization items which were paid in the Fiscal 2010 Six Months in connection with our voluntary petitions under Chapter 11.

Cash used by operating activities of discontinued operations was de minimis during the Fiscal 2011 Six Months, compared to a cash use of $9 million during the Fiscal 2010 Six Months. The use of cash for discontinued operations was related to our exit of the growing products portion of the Home and Garden Business which was completed during the second quarter of our fiscal year ended September 30, 2009. See “Discontinued Operations,” above, as well as Note 2, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

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

Investing Activities

Net cash used by investing activities was $23 million for the Fiscal 2011 Six Months. For the Fiscal 2010 Six Months net cash used by investing activities was $11 million. The $12 million increase in cash used by investing activities is due to the cash use of $10 million, net of cash acquired, in conjunction with the Seed Resources, LLC acquisition in Fiscal 2011 coupled with increased capital expenditures for continuing operations of $8 million, which was partially offset by proceeds of $7 million from the sale of Ningbo.

Financing Activities

Debt Financing

In connection with the Merger, we (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750 million Term Loan, (ii) issued $750 million in aggregate principal amount of 9.5% Notes and (iii) entered into a $300 million ABL Revolving Credit Facility. The proceeds from the Senior Secured Facilities were used to repay our then-existing senior term credit facility (the “Prior Term Facility”) and our then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

Senior Term Credit Facility

On February 1, 2011, we completed the refinancing of our Term Loan, which, at that time, had an aggregate amount outstanding of $680 million, with a new Senior Secured Term Loan facility (the “New Term Loan”, together with the amended ABL Revolving Credit Facility, the “Secured Credit Facilities”) at a lower interest rate. The New Term Loan reduces scheduled principal amortizations to approximately $7 million per year, contains a one-year soft call protection of 1% on refinancing but none on other voluntary prepayments, and has the same financial, negative (other than a more favorable ability to repurchase other indebtedness) and affirmative covenants and events of default as the former Term Loan.

The New Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the New Term Loan provides for interest on the New Term Loan at a rate per annum equal to, at our option the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The New Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the New Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we and our domestic subsidiaries have guaranteed our respective obligations under the New Term Loan and related loan documents and have pledged substantially all of our respective assets to secure such obligations. The New Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

In connection with the New Term Loan we incurred approximately $9 million of fees during the Fiscal 2011 Quarter. The fees are classified as Debt issuance costs within the Condensed Consolidated Statements of Financial Position (Unaudited) included in this Quarterly Report on Form 10-Q and are amortized as an adjustment to interest expense over the remaining life of the New Term Loan. In connection with the refinancing of the Term Loan we recorded cash charges of approximately $7 million and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling approximately $24 million as an adjustment to increase interest expense during the Fiscal 2011 Quarter. In connection with voluntary prepayments of $70 million of term debt during the Fiscal Six Months, we recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling approximately $4 million as an adjustment to increase interest expense.

At April 3, 2011, we were in compliance with all covenants under the Senior Credit Agreement.

9.5% Notes

At both April 3, 2011 and September 30, 2010, we had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10 million amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, we recorded $21 million of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the Condensed Consolidated Statements of Financial Position (Unaudited) included in this Quarterly Report on Form 10-Q and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

At April 3, 2011, we were in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Debtors’ confirmed plan of reorganization, we issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at our option, we may elect to pay interest on the 12% Notes in cash or as payment in kind, (“PIK”). PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, we agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility, we are no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010.

We may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indentrue”) require us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

At April 3, 2011 and September 30, 2010, we had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million added during Fiscal 2010.

The 2019 Indenture, contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

In connection with the Merger, we obtained the consent of the note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”), Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”) and their respective affiliates, and increased the Company’s ability to incur indebtedness up to $1,850 million.

During Fiscal 2010 we recorded $3 million of fees in connection with the consent. The fees are classified as Debt issuance costs within the Condensed Consolidated Statements of Financial Position (Unaudited) included in this Quarterly Report on Form 10-Q and are amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

At April 3, 2011, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, we are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 indentures being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. We do not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements, restructuring costs, and other general corporate purposes.

Prior to April 21, 2011, the ABL Revolving Credit Facility carried an interest rate, at our option, which was subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No principal amortizations were required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility was scheduled to mature on June 16, 2014. As described further below, effective April 21, 2011, we entered into certain amendments to the ABL Credit Agreement.

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

During Fiscal 2010 we recorded $10 million of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs within the Condensed Consolidated Statements of Financial Position (Unaudited) included in this Quarterly Report on Form 10-Q and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at April 3, 2011, we had aggregate borrowing availability of approximately $82 million, net of lender reserves of $29 million.

At April 3, 2011, we had outstanding letters of credit of $36 million under the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2010, we had aggregate borrowing availability of approximately $225 million, net of lender reserves of $29 million.

At April 3, 2011, we were in compliance with all covenants under the ABL Credit Agreement.

Effective as of September 22, 2010, March 3, 2011 and April 21, 2011, we entered into certain amendments to the ABL Credit Agreement, pursuant to which the Agent and the lenders under the ABL Credit Agreement consented to certain amendments, including, without limitation, the following:

•	the maturity date under the ABL Credit Agreement was extended to April 21, 2016 from June 16, 2014;

•

the interest margins under the ABL Revolving Credit Facility were reduced to, depending on the average availability, either (i) base rate plus a margin equal to 1.00%, 1.25% or 1.50% per annum (previously 2.50%, 2.75% or 3.00%), as applicable, or (ii) LIBOR plus a margin equal to 2.00%, 2.25% or 2.50% per annum (previously 3.50%, 3.75% or 4.00%), as applicable;

•

the unused commitments fee payable by us were reduced to (i) a rate per annum equal to 0.375% (previously 0.50%) when utilization equals or exceeds 50% of the aggregate commitments under the ABL Revolving Credit Facility and (ii) a rate per annum equal to 0.50% (previously 0.75%) when utilization is less than 50% of such commitments;

•

the covenants in respect of Agent’s inspection rights and certain restrictions on liens, debt, acquisitions, accounts receivable dispositions, restricted payments and prepayments of subordinated debt were amended to be more favorable to, and generally allow us greater operational flexibility; and

•	amendments to allow for certain internal corporate restructuring transactions to be undertaken by us.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $71 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the

9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless we elect to make such payments in cash. Effective with the payment date of February 28, 2011, we elected to make the semi-annual interest payment scheduled for August 28, 2011 in cash. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at April 3, 2011, we estimate annual interest payments of approximately $40 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.75% (which was reduced to 0.50% in connection with the aforementioned amendment to the ABL Credit Agreement) on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility.

Equity Financing Activities

During the Fiscal 2011 Six Months, we granted approximately 1.6 million shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $46 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

A discussion of our accounting policies for derivative financial instruments is included in Note 8, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

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

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of raw materials used in the manufacturing process, particularly zinc. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At April 3, 2011, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.2 million.

At April 3, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $56.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16.8 million.

At April 3, 2011, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.8 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million.

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

Applica Consumer Products, Inc. (“Applica”), a wholly-owned subsidiary of the Company, was a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006. The complaints in this action alleged a claim for, among other things, breach of contract and breach of implied covenant of good faith against Applica and a number of tort claims against Applica and certain entities affiliated with the HCP Funds. The claims against Applica related to the alleged breach of the merger agreement between Applica and NACCO Industries, Inc. (“NACCO”) and one of its affiliates, which agreement was terminated following Applica’s receipt of a superior merger offer from the HCP Funds. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither the Company, Applica or any other subsidiary of the Company was required to make any payments in connection with the settlement. In addition, pursuant to an indemnification agreement, dated as of February 9, 2010, between Russell Hobbs, a wholly-owned subsidiary of the Company and the parent company of Applica, and Harbinger Master Fund, the Company is indemnified against any out-of-pocket losses, costs, expenses, judgments, penalties, fines and other damages in excess of $3 million incurred with respect to this litigation and any future litigation or legal action against the indemnified parties arising out of or relating to the matters which formed the basis of this litigation.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of April 3, 2011 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We expect to incur one-time costs of approximately $14 million in connection with integrating the operations, products and personnel of Spectrum Brands and Russell Hobbs into a combined company, in addition to costs related directly to completing the Merger described below. These costs may include costs for:

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

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the ASC Topic 852: “Reorganizations,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, our future statements of financial position and results of operations may not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing our securities.

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

We have, and we expect to continue to have, a significant amount of indebtedness. As of April 3, 2011, we had total indebtedness under our Senior Credit Facilities and 9.5% Notes (together the “Senior Secured Facilities”), the 12% Notes and other debt of approximately $1.8 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase our vulnerability to general adverse economic, industry, financial, competitive, legislative, regulatory and other conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

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

The Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities or 12% Notes could terminate their commitments and the lenders under our Senior Secured Facilities or 12% Notes could accelerate repayment of our outstanding borrowings, and, in either case, we may be unable to obtain adequate refinancing for outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities or 12% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities and the 12% Notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s $350 million 10.625% Senior Secured Notes due 2015. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings’ Common Stock—The Harbinger Parties and HRG will exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.”

We face risks related to the current economic environment.

The current economic environment and related turmoil in the global financial system has had and may continue to have an impact on our business and financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Our ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. The recent continuation of a number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a continuing economic downturn could have a negative impact on discretionary consumer spending. If the economy fails to improve, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

In 2010, concern over sovereign debt in certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar, and concerns about sovereign debt levels in certain of these countries continue. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

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

We compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

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

Approximately 44% of our net sales for the Fiscal 2011 Quarter were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

At April 3, 2011, we are estimating that at September 30, 2011 we will have U.S. federal and state net operating loss carryforwards of approximately $1,227 million and $1,076 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of April 3, 2011, our management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $296 million of our federal and $463 million of our state net operating losses will expire unused due to the limitation in Section 382 of the IRC.

As a consequence of the Salton-Applica Merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Our analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, we expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance at April 3, 2011.

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

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 22% of our consolidated net sales for Fiscal 2011 Quarter. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2011 Quarter, approximately 44% of our net sales and 46% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in fiscal 2011 for which there is reduced demand, and we may need to write down the carrying value of such inventories.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

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

Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products may not meet the specifications required by these authorities. A determination that any of our products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

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

Approximately 30% of our total labor force is employed under collective bargaining agreements. One of these agreements, which covers approximately 7% of the labor force under collective bargaining agreements, or approximately 2% of our total labor force, is scheduled to expire on August 15, 2011. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

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

On January 7, 2011, the Harbinger Parties contributed 27,757 shares of SB Holdings common stock to Harbinger Group Inc. (“HRG”) and received in exchange for such shares an aggregate of 119,910 shares of HRG common stock (such transaction, the “Share Exchange”), pursuant to a Contribution and Exchange Agreement (the “Exchange Agreement”). Immediately following the Share Exchange, (i) HRG owned approximately 54.4% of the outstanding shares of SB Holding’s common stock and the Harbinger Parties owned approximately 12.7% of the outstanding shares of SB Holdings common stock, and (ii) the Harbinger Parties owned 129,860 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

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

This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of HRG and perhaps HRG and the Harbinger Parties. HRG and the Harbinger Parties may also delay or prevent a change in control of SB Holdings. See “Risks Related to our Business—The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.”

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

As of September 30, 2010, we had two active equity incentive plans under which shares of the Company could be issued, the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”) and the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (the “RH Plan”). On October 21, 2010, our Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), which obtained shareholder approval at our last Annual Meeting. No further awards will be granted under the 2009 Plan and the 2007 RH Plan. 4,625,676 shares of our common stock of the Company, net of cancellations, may be issued under the 2011 Plan. As of May 10, 2011, we have issued 667,933 restricted shares and 1,850,548 restricted stock units under the 2009 Plan, the RH Plan and the 2011 Plan and are authorized to issue up to a total of 3,202,590 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2011 Quarter, we did not sell any equity securities that were not registered under the Securities Act. We did not repurchase any of our own securities during the Fiscal 2011 Quarter and we do not have any publicly announced repurchase plan. The following table reflects credits paid to certain employees in amounts equal to the value of shares of capital stock of the Company that were owned and forfeited by such employees to satisfy tax withholding requirements on the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended April 3, 2011
January 3, 2011 – January 30, 2011	—	—	—	—
January 31, 2011 – February 27, 2011	—	—	—	—
February 28, 2011 – April 3, 2011	—	—	—	—

Total	—	$—	—	—

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011	SPECTRUM BRANDS HOLDINGS, INC.

	By:	/S/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Amendment and Consent and Amended and Restated Credit Agreement, dated as of February 1, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on February 11, 2011).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Second Amendment to Loan and Security Agreement, dated as of March 4, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.20	Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.21	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.22	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.24	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.26	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.27	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.28	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.29	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.30	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.31	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.32	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.33	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.35	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.36	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.37	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.38	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.39	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.41	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.42	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.43	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.44	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.45	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.46	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.47	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.48	Separation Agreement, dated as of March 2, 2011, by and between Spectrum Brands, Inc. and John T. Wilson (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2011).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith