Form 10-K
period 2011-09-30
Spectrum Brands Holdings, Inc.
filed 2011-12-08
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $451,587,629 based upon the closing price on the last business day of the registrant’s (or its predecessor’s) most recently completed second fiscal quarter (April 1, 2011).* As of December 5, 2011, there were outstanding 52,288,811 shares of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of September 30, 2011 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

*	For purposes of this calculation only, shares of the registrant’s Common Stock, par value $0.01 per share, held by directors and executive officers and by Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. have been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

General

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs became wholly-owned subsidiaries of SB Holdings. Russell Hobbs was subsequently merged into Spectrum Brands. SB Holdings’ common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

As further described below, on February 3, 2009, Spectrum Brands and its wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.

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

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information”.

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

On June 28, 2011 we filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which 1.2 million shares of our common stock and 6.3 million shares of our common stock held by Harbinger Capital Partners Master Fund I, Ltd. (the “Selling Stockholder”) were offered to the public. The registration statement was declared effective on July 14, 2011, and at the closing of the offering, we received net proceeds from the sale of the 1.2 million shares, after underwriting discounts and offering expenses, of approximately $30 million. We did not receive any proceeds from the sale of our common stock by the Selling Stockholder. We expect to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of our business and acquisitions.

On November 2, 2011, we offered $200 million aggregate principal amount of 9.5% Notes; these notes are in addition to the $750 million aggregative principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Spectrum Brands’ and the guarantors assets. The additional notes will vote together with the existing 9.5% Notes.

Chapter 11 Proceedings

On February 2, 2009, we did not make a $25.8 million interest payment due February 2, 2009 on our then existing 7  3/8 % Senior Subordinated Notes due 2015 (the “7 3/8 Notes”), triggering a default with respect to the notes. On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. As a result of our substantial leverage, we determined that, absent a financial restructuring, we would be unable to achieve future profitability or positive cash flows on a consolidated basis solely from cash generated from operating activities or to satisfy certain of our payment obligations as they became due, and could be at risk of not satisfying the leverage ratios to which we were subject under its then existing senior secured term loan facility, which ratios became more restrictive in future periods. Accordingly, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”). The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

The Plan became effective on the Effective Date, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and approximately $218 million in aggregate principal amount of the 12% Notes to holders of allowed claims with respect to Old Spectrum’s 8 1/2% Senior

Subordinated Notes due 2013 (the “8 1/2  Notes”), the 7 3/8% Notes and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). For a further discussion of the 12% Notes see “Debt Financing Activities—12% Notes.” Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession credit facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility.

Our Products

We compete in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; home and garden control products; small appliances and portable lighting. Our broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	home and garden control products including household insect controls, insect repellents and herbicides;

•	electric shaving and grooming devices;

•	small appliances, including small kitchen appliances and home product appliances;

•	electric personal care and styling devices; and

•	portable lighting.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2011	2010	2009
Consumer batteries	27%	34%	37%
Small appliances	24	9	—
Pet supplies	18	22	26
Home and garden control products	11	13	14
Electric shaving and grooming	9	10	10
Electric personal care products	8	8	9
Portable lighting	3	4	4

	100%	100%	100%

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

Pet Supplies

In the pet supplies product category we market and sell a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Our largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. We also sell a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Our largest specialty pet brands include 8-in-1, Dingo, Firstrax, Nature’s Miracle, Wild Harvest and Littermaid.

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

Small Appliances

We market and sell a broad range of products in the branded small household appliances category under the George Foreman, Black &Decker, Russell Hobbs, Farberware, Juiceman, Breadman and Toastmaster brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. We also market small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands. Russell Hobbs’ personal care products in the small appliances category include hand-held dryers, curling irons, straightening irons, brush irons, air brushes, hair setters, facial brushes, skin appliances and electric toothbrushes, which are primarily marketed under the Russell Hobbs, Carmen and Andrew Collinge brands.

Electric Personal Care Products

Our electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hair dryers, straightening irons, styling irons and hair setters.

Portable Lighting

We offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart represented approximately 24% of our consolidated net sales for the fiscal year ended September 30, 2011. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2011.

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

Global Batteries & Appliances

We manage our Global Batteries & Appliances sales force by geographic region and product group. Our sales team is divided into three major geographic territories, North America, Latin America and Europe and the rest of the world (“Europe/ROW”). Within each major geographic territory, we have additional subdivisions designed to meet our customers’ needs.

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

Home and Garden Business

The sales force of the Home and Garden Business is aligned by customer. We sell primarily to home improvement centers, mass merchandisers, hardware stores, home and garden distributors, and food and drug retailers in the U.S.

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

In our fiscal years ended September 30, 2011, 2010 and 2009, we invested $32.9 million, $31.0 million and $24.4 million, respectively, in product research and development.

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

As a result of the common origins of the Remington Products, L.L.C. (“Remington Products”) business we acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the REMINGTON trademark is owned by us and by Remington Arms each with respect to its principal products as well as associated products. Accordingly, we own the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. We retain the REMINGTON trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

We license the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In July 2011, Russell Hobbs and The Black & Decker Corporation (“BDC”) extended the trademark license agreement for a fourth time through December 2015. Under the agreement as extended, Russell Hobbs agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million from calendar year 2011 through calendar year 2015. The agreement also requires us to comply with maximum annual return rates for products.

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

Products we sell in the home and garden product category through the Home and Garden Business face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets home and garden products under the Scotts, Ortho, Roundup and Miracle-Gro brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.

Products we sell in the household insect control product category through the Home and Garden Business face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $7.3 million for estimated liabilities at September 30, 2011 should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

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

Employees

We had approximately 5,900 full-time employees worldwide as of September 30, 2011. Approximately 31% of our total labor force is covered by collective bargaining agreements. There are five collective bargaining agreements that will expire during our fiscal year ending September 30, 2012, which cover approximately 78% of the labor force under collective bargaining agreements, or approximately 24% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the

United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov . In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands Holdings, Inc. at 601 Rayovac Drive, Madison, Wisconsin 53711 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2011 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, the data derived from our consolidated statements of financial position and operations as of dates and for the periods after August 30, 2009 will not be comparable in many respects to that derived from the consolidated statements of financial position and operations as of dates and for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing our securities. Additionally, the financial information included in this Annual Report on Form 10-K may not be indicative of future financial information.

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

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2011, we had total indebtedness under our Senior Secured Facilities, the 12% Notes and other debt of approximately $1.6 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions, dispositions or to exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

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

The Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities or 12% Notes could terminate their commitments and the lenders under our Senior Secured Facilities or 12% Notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities or 12% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities and the 12% Notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s 10.625% Senior Secured Notes due 2015. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings’ Common Stock—The Harbinger Parties and HRG will exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.”

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

In 2011, concern over sovereign debt in Greece, Ireland and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Destabilization of the

European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

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

We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses or product distribution rights that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

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

Approximately 44% of our net sales for the fiscal year ended September 30, 2011 were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

The principal raw materials used to produce our products—including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2008 and 2010, and to date in 2011, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

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

As of September 30, 2011, Spectrum Brands has U.S. federal and state net operating loss carryforwards of approximately $1,163 million and $1,197 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of September 30, 2011, our management determined that it continues to be more likely than not that the U.S. net deferred tax asset, excluding certain indefinite-lived assets, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations.

As a consequence of the Salton-Applica merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ U.S. loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. We expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs’ U.S. net operating loss carryforwards are subject to a full valuation allowance at September 30, 2010.

We estimate that approximately $302 million of the Spectrum and Russell Hobbs U.S. federal net operating losses and $385 million of the Spectrum and Russell Hobbs state net operating losses would expire unused even if the Company generates sufficient income to otherwise use all its net operating losses, due to the limitation in Section 382 of the IRC.

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

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 24% of our consolidated net sales for the fiscal year ended September 30, 2011. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2011, approximately 44% of our net sales and 45% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

We purchase a number of our products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material negative adverse effect on our sales and gross margin. Furthermore, on October 11, 2011, the U.S. Senate approved a bill to impose sanctions against China for its currency valuation, although the future status of this bill is uncertain. If this bill is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on our sales and gross margin.

Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.

We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

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

In our Global Batteries & Appliances segment, we license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 14% of the total consolidated revenue in Fiscal 2011. In July 2011, BDC extended the license agreement through December 2015. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.

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

In addition, the use of certain pesticide products that are sold through our Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

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

Approximately 31% of our total labor force is covered by collective bargaining agreements. There are five collective bargaining agreements that will expire during our fiscal year ending September 30, 2012, which cover approximately 78% of the labor force under collective bargaining agreements, or approximately 24% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions as well as through fresh start reporting. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

Risks Related to SB Holdings’ Common Stock

The Harbinger Parties and, following the Share Exchange, HRG, exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.

On January 7, 2011, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (together the “Harbinger Parties”) contributed 27,757 shares of SB Holdings common stock to Harbinger Group Inc. (“HRG”) and received in exchange for such shares an aggregate of 119,910 shares of HRG common stock (such transaction, the “Share Exchange”), pursuant to a Contribution and Exchange Agreement (the “Exchange Agreement”). Immediately following the Share Exchange, (i) HRG owned approximately 54.4% of the outstanding shares of SB Holding’s common stock and the Harbinger Parties owned approximately 12.7% of the outstanding shares of SB Holdings common stock, and (ii) the Harbinger Parties owned 129,860 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

The Harbinger Parties and HRG, both separately and together, will have the ability to influence the outcome of any corporate action by us, that requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. In addition, we are a party to a stockholder agreement with HRG and the Harbinger Parties.

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

In addition, because, as of the date HRG and the Harbinger Parties own more than 50% of the voting power of SB Holdings, SB Holdings is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of SB Holdings’ board of directors and SB Holdings’ entire compensation committee be independent do not apply. As a result, the ability of SB Holdings’ independent directors to influence its business policies and affairs may be reduced.

If HRG and/or the Harbinger Parties sell substantial amounts of SB Holdings’ common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings’ common stock could be adversely affected. SB Holdings has entered into a registration rights agreement (the “Registration Rights Agreement”) with HRG, the Harbinger Parties and certain other stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require SB Holdings to register all or some of such shares for sale under the Securities Act in certain circumstances, and also have the right to include those shares in a registration initiated by SB Holdings. If SB Holdings is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by SB Holdings, sales made by such stockholders may adversely affect the price of SB Holdings’ common stock and SB Holdings’ ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that SB Holdings register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of SB Holdings’ common stock.

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

As of September 30, 2010, we had two active equity incentive plans under which shares of the Company could be issued, the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”) and the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (the “RH Plan”). On October 21, 2010, the Company’s Board

of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. As a result of shareholder approval of the 2011 Plan, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. Up to 4,625,676 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan. As of December 5, 2011, we have issued 667,933 restricted shares and 2,701,198 restricted stock units under the 2009 Plan, the RH Plan and the 2011 Plan and are authorized to issue up to a total of 3,202,590 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

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

Spectrum Brands has historically not paid dividends on its public common stock and we do not anticipate paying dividends on our public common stock in the foreseeable future and, therefore, any return on investment may be limited to the value of the common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2011:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(3)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Redlands, California(2)	Warehouse, Electric Shaver & Personal Care Product Distribution
Manchester, England(1)	Warehouse and Sales and administrative office
Wolverhampton, England(1)	Warehouse
Wolverhampton, England(2)	Warehouse

Global Pet Supplies
Noblesville, Indiana(1)	Pet Supply Manufacturing & Distribution
Moorpark, California(2)	Pet Supply Manufacturing
Bridgeton, Missouri(2)	Pet Supply Manufacturing
Blacksburg, Virginia(1)	Pet Supply Manufacturing & Distribution
Melle, Germany(1)	Pet Supply Manufacturing
Melle, Germany(2)	Pet Supply Distribution
Edwardsville, Illinois(2)	Pet Supply Manufacturing & Distribution
Grand Rapids, Michigan(2)	Pet Supply Manufacturing & Distribution
Roanoke, Virginia(2)	Pet Supply Distribution

Home and Garden Business
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Earth City, Missouri(2)	Household & Controls Manufacturing

(1)	Facility is owned.
(2)	Facility is leased.
(3)	Facility was shut down in November 2011.

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

Litigation

We are a defendant in various other matters of litigation generally arising out of the ordinary course of business.

We do not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental

We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability in excess of the amounts provided of approximately $7 million, which may result from resolution of these matters, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

As of December 5, 2011, there were approximately 4 holders of record based upon data provided by the transfer agent for the SBH Common Stock. We believe the number of beneficial holders of our New Common Stock is significantly in excess of this amount. The transfer agent for the SBH Common Stock is Mellon Investor Services LLC.

The following table sets forth the reported high and low bid prices per share of (i) for the period from October 1, 2009 through March 17, 2010, the New Common Stock as reported on the Pink Sheet Electronic Quotation Service; (ii) for the period from March 18, 2010 through June 15, 2010, the New Common Stock as reported on the NYSE Composite Transaction Tape; and (iii) for the period from June 16, 2010 and thereafter, the SBH Common Stock as reported on the NYSE Composite Transaction Tape, for the fiscal period indicated:

	High	Low
Fiscal 2011
Quarter ended September 30, 2011	$32.25	$20.11
Quarter ended July 3, 2011	$36.38	$27.51
Quarter ended April 3, 2011	$36.61	$25.51
Quarter ended January 2, 2011	$32.79	$25.86

Fiscal 2010
Quarter ended September 30, 2010	$29.88	$22.86
Quarter ended July 4, 2010	$30.95	$23.70
Quarter ended April 4, 2010	$33.00	$22.00
Quarter ended January 3, 2010	$23.50	$21.05

The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission.

The historical prices of Spectrum Brands common stock prior to the New Common Stock (the “Old Common Stock”) or the New Common Stock may not be indicative of the anticipated or prospective value or future trading price of or trading market for the SBH Common Stock.

Spectrum Brands did not declare or pay any cash dividends on its Old Common Stock or its New Common Stock at any time since it commenced public trading in 1997 through its delisting in connection with the Merger on June 16, 2010, and it did not declare or pay cash dividends on the SB Holdings Common Stock at any time since it commenced public trading on June 16, 2010. While SB Holdings continues to evaluate the potential payment of dividends, it does not currently anticipate paying cash dividends on the SB Holdings Common Stock in the foreseeable future, but currently intends to retain any future earnings for reinvestment in its business or use such future earnings to pay down its outstanding indebtedness. In addition, the terms of SB Holdings Senior Secured Facilities and the 2019 Indenture restrict its ability to pay dividends to stockholders. Any future determination to pay cash dividends will be at the discretion of the SB Holdings board of directors and will be dependent upon its financial condition, results of operations, capital requirements, contractual restrictions and such other factors the board of directors deems relevant.

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our own securities during the last quarter of the fiscal year ended September 30, 2011. On October 18, 2011 the Board of Directors approved a new $30 million common stock repurchase program. As of December 5, 2011, we have purchased 175,100 shares of our common stock pursuant to this plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended September 30, 2011
July 4, 2011—July 31, 2011	—	—	—	—
August 1, 2011—August 28, 2011	—	—	—	—
August 29, 2011—September 30, 2011	—	—	—	—

Total	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2011 and 2010 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009 are included elsewhere in this Annual Report on Form 10-K. The information presented below as of and for the fiscal years ended September 30, 2011 and 2010 also includes that of Russell Hobbs since the Merger on June 16, 2010.

On November 5, 2008, Spectrum Brands’ board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. During the second quarter of Fiscal 2009, we completed the shutdown of the growing products portion of the Home and Garden Business and, accordingly, began reporting the results of operations of this business as discontinued operations. Therefore, the presentation of all historical continuing operations has been changed to exclude the growing products portion of the Home and Garden Business. The following selected financial data, which may not be indicative of future performance, should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008	2007
Statement of Operations Data:
Net sales	$3,186.9	$2,567.0	$219.9	$2,010.6	$2,426.6	$2,332.7
Gross profit	1,128.9	921.4	64.4	751.8	920.1	876.7
Operating income (loss)(1)	227.9	168.7	0.1	156.8	(684.6)	(251.8)
Interest expense(12)	$208.3	$277.0	$17.0	$172.9	$229.0	$255.8
Other expense (income), net	2.5	12.3	(0.8)	3.3	1.2	(0.3)
Reorganization items expense (income), net	—	4	4	(1,143)	—	—
Income (loss) from continuing operations before income taxes	17.1	(124.2)	(20.0)	1,123.4	(914.8)	(507.2)
(Loss) income from discontinued operations, net of tax(2)	—	(2.7)	0.4	(86.8)	(26.2)	(33.7)
Net (loss) income(3)(4)(5)(6)(7)	(75.2)	(190.1)	(70.8)	1,013.9	(931.5)	(596.7)
Restructuring and related charges—cost of goods sold(8)	$7.8	$7.1	$0.2	$13.2	$16.5	$31.3
Restructuring and related charges—operating expenses(8)	20.8	17.0	1.6	30.9	22.8	66.7
Per Share Data:
Net (loss) income per common share:
Basic	$(1.47)	$(5.28)	$(2.36)	$19.76	$(18.29)	$(11.72)
Diluted	(1.47)	(5.28)	$(2.36)	19.76	(18.29)	(11.72)
Average shares outstanding:
Basic	51.1	36.0	30.0	51.3	50.9	50.9
Diluted(9)	51.1	36.0	30.0	51.3	50.9	50.9
Cash Flow and Related Data:
Net cash provided (used) by operating activities	$227.4	$57.3	$75.0	$1.6	$(10.2)	$(32.6)
Capital expenditures(10)	36.2	40.3	2.7	8.1	18.9	23.2
Depreciation and amortization (excluding amortization of debt issuance costs)(10)	135.1	117.4	8.6	58.5	85.0	77.4
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$142.4	$170.6	$97.8		$104.8	$69.9
Working capital(11)	441.4	536.9	323.7		371.5	370.2
Total assets	3,626.7	3,873.6	3,020.7		2,247.5	3,211.4
Total long-term debt, net of current maturities	1,535.5	1,723.1	1,530.0		2,474.8	2,416.9
Total debt	1,551.6	1,743.8	1,583.5		2,523.4	2,460.4
Total shareholders’ equity (deficit)	1,018.5	1,046.4	660.9		(1,027.2)	(103.8)

(1)	Pursuant to the guidance in Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” we conduct annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $32 million, $34 million, $861 million and $362 million in Fiscal 2011, the period from October 1, 2008 through August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively. No non-cash impairment charges were recorded during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on impairment charges.

(2)	Fiscal 2007 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $45 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, relating to the Canadian Division of our Home and Garden Business in order to reflect the estimated fair value of this business. Fiscal 2008 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $8 million to reduce the carrying value of intangible assets relating to the growing products portion of our Home and Garden Business in order to reflect the estimated fair value of this business.
(3)	Fiscal 2011 income tax expense of $92 million includes a non-cash charge of approximately $65 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(4)	Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $92 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(5)	Included in the period from August 31, 2009 through September 30, 2009 for the Successor Company is a non-cash tax charge of $58 million related to the residual U.S. and foreign taxes on approximately $166 million of actual and deemed distributions of foreign earnings. Income tax expense for the Predecessor Company for the period from October 1, 2008 through August 30, 2009 includes a non-cash adjustment of approximately $52 million resulting from a reduction in the valuation allowance against certain deferred tax assets. Included in income tax expense for the period from October 1, 2008 through August 30, 2009 for the Predecessor Company is a non-cash charge of $104 million related to the tax effects of the fresh start adjustments. In addition, income tax expense for the Predecessor Company for this period includes the tax effect of the gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility. The tax effect of these gains increased the Company’s U.S. net deferred tax asset exclusive of indefinite lived intangibles by approximately $124 million. However, due to the Company’s full valuation allowance on the U.S. net deferred tax asset exclusive of indefinite lived intangibles as of August 30, 2009, the tax effect of the gain on the cancellation of debt and the modification of the senior secured credit facility was offset by a corresponding adjustment to increase the valuation allowance for deferred tax assets by$124 million. The tax effect of the fresh start adjustments, the gain on the cancellation of debt and the modification of the senior secured credit facility, net of corresponding adjustments to the valuation allowance, are netted against reorganization items.
(6)	Fiscal 2008 income tax benefit of $10 million includes a non-cash charge of approximately $222 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(7)	Fiscal 2007 income tax expense of $56 million includes a non-cash charge of approximately $180 million resulting from an increase in the valuation allowance against certain net deferred tax assets.
(8)	See Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(9)	Diluted average shares outstanding for each of Fiscal 2011, Fiscal 2010, the period from August 31, 2009 through September 30, 2009, the period from October 1, 2008 through August 30, 2009, Fiscal 2008 and Fiscal 2007 does not assume the exercise of common stock equivalents as the impact would be antidilutive.
(10)	Amounts reflect the results of continuing operations only.
(11)	Working capital is defined as current assets less current liabilities.
(12)	Fiscal 2011 includes a non-cash charge of $24 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of the Company’s Term Debt facility. Fiscal 2010 includes a non-cash charge of $83 million related to the write-off of unamortized debt issuance costs and unamortized discounts and premiums related to the extinguishment and refinancing of debt that was completed in conjunction with the Merger.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to Fiscal 2011, 2010 and 2009 refer to fiscal year periods ended September 30, 2011, 2010 and 2009, respectively.

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs became wholly-owned subsidiaries of SB Holdings. Russell Hobbs was subsequently merged into Spectrum Brands. SB Holdings’ common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

As further described below, on February 3, 2009 (the “Petition Date”), we and our wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.

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

On June 28, 2011 we filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which 1.2 million shares of our common stock and 6.3 million shares of our common stock held by Harbinger Capital Partners Master Fund I, Ltd. (the “Selling Stockholder”) were offered to the public. The registration statement was declared effective on July 14, 2011, and at the closing of the offering, we received net proceeds from the sale of the 1.2 million shares, after underwriting discounts and offering expenses, of approximately $30 million. We did not receive any proceeds from the sale of our common stock by the Selling Stockholder. We expect to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of our business and acquisitions.

On November 1, 2011, we completed a cash acquisition of certain trade name brands from The Homax Group, Inc., a portfolio company of Olympus Partners. This acquisition was not significant individually. In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), we will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired assets within the Company’s Home and Garden Business segment. We are in process of preparing the preliminary purchase price allocation.

On November 2, 2011, we offered $200 million aggregate principal amount of 9.5% Notes; these notes are in addition to the $750 million aggregative principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Spectrum Brands’ and the guarantors assets. The additional notes will vote together with the existing 9.5% Notes.

Business Overview

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

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for further information on our operating segments.

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

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for Fiscal 2009. We believe the shutdown was consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29, 2009, we completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 16, Discontinued Operations, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

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

Chapter 11 Proceedings and Related Reporting Impacts

As a result of our substantial leverage, we determined that, absent a financial restructuring, we would be unable to achieve future profitability or positive cash flows on a consolidated basis solely from cash generated from operating activities or to satisfy certain payment obligations as they became due and could be at risk of not satisfying the leverage ratios to which we were subject under our then existing senior secured term loan facility, which ratios became more restrictive in future periods. Accordingly, on February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. On the same day, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”). The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

The Plan became effective on the Effective Date, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and approximately $218 million in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Old Spectrum’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). For a further discussion of the 12% Notes see “Debt Financing Activities—12% Notes.” Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession credit facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility.

Accounting for Reorganization

Subsequent to the Petition Date, our financial statements are prepared in accordance with ASC Topic 852: “Reorganizations,” (“ASC 852”). ASC 852 does not change the application of GAAP in the preparation of our financial statements. However, ASC 852 does require that financial statements for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852 we have distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business in our consolidated Statements of Operations and Cash Flows included in this Annual Report on Form 10-K., and have applied fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code as further described below.

Fresh-Start Reporting

As required by ASC 852 we adopted fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. We applied fresh-start reporting as of the close of our monthly period ended August 30, 2009, which we determined would be an appropriate fresh-start reporting date given that the Effective Date was August 28, 2009; the transactions that occurred during the two-day period from August 29, 2009 through August 30, 2009 were not material individually or in the aggregate; and August 30, 2009 coincided with our normal financial period close for August 2009. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the financial information of Old Spectrum prior to the adoption of fresh-start reporting (i.e., for periods ended prior to August 30, 2009) are not comparable to the financial information for periods subsequent to August 30, 2009.

Since the reorganization value of the assets of Old Spectrum immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and the holders of Old Spectrum’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Company adopted fresh-start reporting as of the close of business on August 30, 2009 in accordance with ASC 852. The Consolidated Statement of Financial Position as of August 30, 2009 was adjusted to give effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs.

Fiscal 2009. In connection with our announcement of a plan to reduce headcount within each of our segments and to exit certain facilities in the U.S. related to the Global Pet Supplies segment, we implemented a number of cost reduction initiatives (the “Global Cost Reduction Initiatives”). These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure.

Fiscal 2008. In connection with our decision to exit our zinc carbon and alkaline battery manufacturing and distribution facility in Ninghai, China, we undertook cost reduction initiatives (the “Ningbo Exit Plan”). These initiatives include fixed cost savings by integrating production equipment into our remaining production facilities and headcount reductions.

Fiscal 2007. In connection with our announcement that we would manage our business in three vertically integrated, product-focused reporting segments we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”), including a headcount reduction of approximately 200 employees.

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

During Fiscal 2011, we introduced the new Spectracide Easy Action Pump delivery system, which makes application over larger areas quick and easy by providing consumers up to five minutes of continuous spray. We also launched the Cutter Natural and Repel Natural insect repellents that offer highly effective, DEET-free protection and are priced like other repellents. Additionally, under the Remington brand we introduced the Mb Touch, a precision beard trimmer with LED touch screen controls, expanded into a pearl line of hair care accessories and began marketing the i-Light IPL device in the United States which uses cutting edge intense pulsed light technology to remove hair for up to six months and has been approved by the FDA. Furthermore, we launched coffee machines using new fast brew technology under the Farberware tradename. For the North American Aquatic business we launched energy efficient Marineland LED reef capable lights. These LEDs produce a high quality, natural-looking light that shimmers, adding depth and dimension to the aquarium. In the Companion Animal business we launched Dingo Grill House™, the longer lasting combo treat made with real chicken and expanded the popular Nature’s Miracle product line to include: litter and accessories, shampoo, waste management and pet crates.

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

Competitive Landscape

We compete in seven major product categories: consumer batteries, pet supplies, home and garden control products, electric shaving and grooming products, small appliances, electric personal care products, and portable lighting.

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

We also operate in the shaving and grooming and personal care product category, consisting of electric shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under one of the following global brands: our Remington brand, Braun and Norelco. Electric grooming products include beard and mustache trimmers, nose and ear trimmers, body groomers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, styling irons and hair-setters. Europe and North America account for the majority of our worldwide product category sales. Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Products in our small appliances category consist of small electrical appliances primarily in the kitchen and home product categories. Primary competitor brands in the small appliance category include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal.

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

•

Expansive Distribution Network. We distribute our products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs.

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our seven product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Rubbermaid, H.J. Heinz and Schering-Plough.

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

The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2011	2010	2009
December	27%	23%	25%
March	22%	21%	23%
June	25%	25%	26%
September	26%	31%	26%

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Highlights of Consolidated Operating Results

Year over year historical comparisons are influenced by the acquisition of Russell Hobbs, which is included in our Fiscal 2010 Consolidated Statements of Operations from June 16, 2010, the date of the Merger, through the end of the period. See Note 15, Acquisitions, of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for supplemental pro forma information providing additional year over year comparisons of the impact of the acquisition.

Net Sales. Net sales for Fiscal 2011 increased to $3,187 million from $2,567 million in Fiscal 2010, a 24.2% increase. The following table details the principal components of the change in net sales from Fiscal 2010 to Fiscal 2011 (in millions):

Net Sales
Fiscal 2010 Net Sales	$2,567
Addition of Russell Hobbs—small appliances	548
Addition of Russell Hobbs—pet supplies	7
Addition of Russell Hobbs—home and garden control products	4
Increase in electric personal care products	28
Increase in electric shaving and grooming products	13
Increase in home and garden control products	7
Increase in lighting products	3
Decrease in pet supplies	(3)
Decrease in consumer batteries	(15)
Foreign currency impact, net	28

Fiscal 2011 Net Sales	$3,187

Consolidated net sales by product line for Fiscal 2011 and Fiscal 2010 are as follows (in millions):

	Fiscal Year
	2011	2010
Product line net sales
Consumer batteries	$862	$866
Small appliances	778	231
Pet supplies	579	566
Home and garden control products	354	343
Electric shaving and grooming products	274	257
Electric personal care products	248	216
Portable lighting products	92	88

Total net sales to external customers	$3,187	$2,567

Global consumer battery sales during Fiscal 2011 decreased $4 million, or less than 1%, compared to Fiscal 2010, primarily driven by decreased sales in Latin America of $37 million, which were tempered by increased sales in North America and Europe of $17 million and $5 million, respectively, coupled with favorable foreign exchange impacts of $11 million. Sales decreases in Latin America were driven by decreased alkaline battery sales of $11 million and zinc carbon battery sales of $26 million primarily due to decreased volumes in Brazil as a result of competitive pressures in the region. North American sales increased as a result of strong holiday sales during our first fiscal quarter, distribution gains throughout the year and incremental sales due to strong weather patterns during Fiscal 2011. The sales increases in Europe were primarily attributable to the successful promotion of our Varta value sub-brands as well as customer gains.

Pet product sales during Fiscal 2011 increased $13 million, or 2%, compared to Fiscal 2010. The increase of $13 million is attributable to increased companion animal product sales of $15 million, $7 million of which was a direct result of the Merger, with the remaining $8 million being driven by the Birdola acquisition, successful product launches and continued expansion in Europe. Favorable foreign exchange impacted sales by $8 million. These gains were partially offset by decreased aquatics sales of $10 million resulting from overall global macroeconomic conditions.

Sales of home and garden control products during Fiscal 2011 versus Fiscal 2010 increased $11 million, or 3%. This increase is a result of increased household insect controls sales of $14 million, of which $4 million related to the Merger. The remaining growth in household insect control sales was driven by increased distribution and product placements with major customers. These gains were partially offset by a $3 million decrease in lawn and garden control sales due to unseasonable weather conditions in the U.S. which negatively impacted the lawn and garden season.

Electric shaving and grooming product sales during Fiscal 2011 increased $17 million, or 7%, compared to Fiscal 2010 due to increased sales within North America, Europe and Latin America of $6 million, $4 million and $3 million, respectively, coupled with favorable foreign exchange translation of $4 million. North American and European sales increases were driven by distribution and customer gains and increased online sales. Latin American sales increases were driven by distribution gains.

Electric personal care product sales during Fiscal 2011 increased $32 million, or 15%, when compared to Fiscal 2010. The increase of $32 million during Fiscal 2011 was attributable to increases in North America, Europe and Latin America of $12 million, $14 million and $2 million, respectively, coupled with favorable foreign exchange impacts of $4. The increases in North American and European sales were a result of successful new product launches, distribution and customer gains and increased online sales, while increases in Latin American sales were driven by distribution gains.

Sales of portable lighting products in Fiscal 2011 increased $4 million, or 4%, compared to Fiscal 2010 as a result of increases in North America of $7 million coupled with favorable foreign exchange translation of $1 million, tempered by a decrease in Latin American sales of $4 million. The increased sales in North America were primarily attributable to distribution gains, including successful launches with multiple online retailers, as well as a successful new product line launch at a major customer, whereas the sales decrease in Latin America was driven by competitive pressures in the region.

Small appliances contributed $778 million or 24% of total net sales for Fiscal 2011 compared to $231 million or 9% of sales in Fiscal 2010. This represents a full year of sales related to Russell Hobbs during Fiscal 2011 as compared to Fiscal 2010 in which we realized sales of the acquired business from the date of the Merger, June 16, 2010, through September 30, 2010, the close of our Fiscal 2010.

Gross Profit. Gross profit for Fiscal 2011 was $1,129 million versus $921 million during Fiscal 2010, representing a $208 million increase. Our gross profit margin for Fiscal 2011 decreased slightly to 35.4% from 35.9% in Fiscal 2010. The increase in gross profit is primarily attributable to increased sales coupled with the non-recurrence of a $34 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, that we recognized during the first quarter of Fiscal 2010. The increased sales due to the Merger accounted for a gross profit increase of $152 million during Fiscal 2011 as compared to Fiscal 2010. The decrease in gross profit margin is attributable to the change in overall product mix as a result of the Merger as well as increasing commodity prices during Fiscal 2011.

Operating Expense. Operating expenses for Fiscal 2011 totaled $901 million versus $753 million during Fiscal 2010. The $148 million increase in operating expenses for Fiscal 2011 versus Fiscal 2010 was driven by the Merger, which accounted for $111 million of the increase, coupled with the Fiscal 2011 impairment charge of $32 million and increased stock compensation expense of $14 million. These increases were tempered by savings from our integration and global cost reduction initiatives. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Income. Operating income of approximately $228 million was recognized in Fiscal 2011 compared to $169 million recognized in Fiscal 2010, representing an increase of $59 million. The Merger accounted for a $41 million increase in operating income. Additionally, savings from our integration efforts, our global cost reduction initiatives and favorable foreign exchange translation impacted operating income by $17 million, $16 million and $11 million, respectively. These profit improvements were partially offset by a $32 million impairment charge, $14 million increase in stock compensation expense and increased commodity costs during Fiscal 2011.

Adjusted EBITDA. Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results.

Adjusted EBITDA, which includes the results of Russell Hobbs’ businesses as if it was combined with Spectrum for all periods presented (see reconciliation of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBIT and to Adjusted EBITDA by .segment below) was $457 million for Fiscal 2011 compared with $432 million for Fiscal 2010.

Segment Results. As discussed under “Business Overview” above we manage our business in three reportable segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies; and (iii) Home and Garden Business.

Operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In connection with the realignment of reportable segments discussed above, expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis, have been excluded in the determination of reportable segment profits. The costs associated with these functions were previously reflected in operating segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to our operating segments.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 11, Segment Information, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information relating to our operating segments.

Below are reconciliations of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBIT and Adjusted EBITDA by segment and for Consolidated SB Holdings for Fiscal 2011 and Fiscal 2010:

	Fiscal 2011
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss)	$180	$50	$62	$(367)	$(75)
Income tax expense	—	—	—	92	92
Interest expense	—	—	—	184	184
Write-off unamortized discounts and financing fees(b)	—	—	—	24	24
Restructuring and related charges	6	17	2	4	29
Acquisition and integration related charges	31	—	—	6	37
Intangible asset impairment	23	8	1	—	32
Accelerated depreciation and amortization(c)	(1)	—	—	—	(1)

Adjusted EBIT	$239	$75	$65	$(57)	$322
Depreciation and amortization(d)	68	24	12	31	135

Adjusted EBITDA	$307	$99	$77	$(26)	$457

	Fiscal 2010
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss)	$143	$51	$40	$(424)	$(190)
Loss from discontinued operations, net of tax	—	—	3	—	3
Income tax expense	—	—	—	63	63
Interest expense	—	—	—	195	195
Write-off unamortized discounts and financing fees(e)	—	—	—	82	82
Pre-acquisition earnings	61	4	1	—	66
Restructuring and related charges	4	7	8	5	24
Acquisition and integration related charges	15	—	—	24	39
Reorganization items	—	—	—	3	3
Accelerated depreciation and amortization(c)	—	—	(1)	(2)	(3)
Fresh-start inventory fair value adjustment	18	14	2	—	34
Russell Hobbs inventory fair value adjustment	3	—	—	—	3
Brazilian IPI credit/other	(5)	—	—	—	(5)

Adjusted EBIT	$239	$76	$53	$(54)	$314
Depreciation and amortization(d)	58	28	15	17	118

Adjusted EBITDA	$297	$104	$68	$(37)	$432

(a)	It is our policy to record income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.
(b)	Adjustment reflects the write-off of unamortized deferred financing fees and discounts related to the refinancing of our Term loan facility.
(c)	Adjustment reflects restricted stock amortization and accelerated depreciation associated with certain restructuring initiatives. Inasmuch as this amount is included within Restructuring and related charges, this adjustment negates the impact of reflecting the add-back of depreciation and amortization.
(d)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.
(e)	Adjustment reflects the following: (i) $61 million write-off of unamortized deferred financing fees and discounts associated with our restructured capital structure, refinanced on June 16, 2010; (ii) $17 million related to the termination of interest rate swaps and commitment fees; and (iii) $4 million related to pre-payment premiums associated with the paydown of our old asset based revolving credit facility and supplemental loan extinguished on June 16, 2010.

Global Batteries & Appliances

	2011	2010
	(in millions)
Net sales to external customers	$2,254	$1,658
Segment profit	$239	$171
Segment profit as a % of net sales	10.6%	10.3%
Segment Adjusted EBITDA	$307	$297
Assets as of September 30,	$2,275	$2,477

Segment sales to external customers in Fiscal 2011 increased $596 million to $2,254 million from $1,658 million during Fiscal 2010, representing a 36% increase. The Merger accounted for $547 million of the increase due to a full year of small appliances sales of $778 million in Fiscal 2011 compared to $231 million during Fiscal 2010, which only includes sales after the Merger. Favorable foreign currency exchange translation impacted sales in Fiscal 2011 by approximately $37 million when compared to Fiscal 2010.

Consumer battery sales for Fiscal 2011 decreased slightly to $862 million when compared to Fiscal 2010 sales of $866 million. The decrease is attributable to a decline in specialty battery sales of $24 million, which was tempered by increased alkaline battery sales of $9 million and favorable foreign exchange translation of $11 million. The $24 million decrease in specialty battery sales was driven by a decrease in Latin American sales of $26 million, primarily due to decreased volume in Brazil as a result of competitive pressures in the region tempered by increased sales of $3 million in North America, predominantly driven by distribution gains. The $9 million increase in alkaline sales is primarily attributable to increased sales in North America of $14 million resulting from distribution gains, strong holiday sales in the first quarter of Fiscal 2011 and incremental sales due to severe weather during the year coupled with increased European sales of $6 million driven by successful promotions and customer gains in the region. The alkaline battery sales growth in these regions was tempered by a decline of $11 million in Latin America due to decreased volumes in Brazil as a result of competitive pressures.

Sales of electric shaving and grooming products in Fiscal 2011 increased by $17 million, a 7% increase, compared to Fiscal 2010. This increase was driven by increases of $6 million in North America, $4 million in Europe, $3 million in Latin America and favorable foreign exchange translation of $4 million. The increases Latin America resulted from distribution gains, whereas the increases in European and North American sales were driven by increased online sales and distribution gains.

Electric personal care sales increased by $32 million to $248 million an increase of 15% over Fiscal 2010 sales. The $32 million Fiscal 2011 sales growth was attributable to increased North American and European sales of $12 million and $14 million, respectively, as well as modest sales increases in Latin America coupled with favorable foreign exchange impacts of $4 million. The sales increases in North America and Europe were both due to a combination of successful new product launches, distribution gains in each region and increased online sales.

Sales of portable lighting products for Fiscal 2011 increased to $92 million compared to sales of $88 million for Fiscal 2010, an increase of 4%. The portable lighting product sales increase was primarily driven by increased sales in North America of $7 million, which were attributable to distribution gains, including multiple online retailers, and a successful new product line launch at a major customer, coupled with favorable foreign exchange of $1 million. These gains were tempered by decreased sales in Latin America of $4 million driven by competitive pressures in the region.

Segment profitability during Fiscal 2011 increased $68 million to $239 million from $171 million in Fiscal 2010. The Merger accounted for a $42 million increase in segment profit. The remaining increase in segment profitability during Fiscal 2011 was attributable to increased sales which contributed $12 million of profit, cost saving from integration and cost reduction initiatives of $12 million, favorable foreign exchange of $11 million and the non-recurrence of a $18 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, that we recognized during the first quarter of Fiscal 2010. Partially offsetting these increases to segment profitability was a $29 million decrease in margins resulting from higher commodity costs and product mix. Segment profitability as a percentage of sales increased slightly to 10.6% in Fiscal 2011 compared to 10.3% in Fiscal 2010. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in Fiscal 2011 was $307 million compared to $297 million in Fiscal 2010, an increase of $10 million. The increase in Adjusted EBITDA is mainly driven the increased sales, cost savings and foreign exchange impacts mentioned above, tempered by the decreased margins mentioned above.

Segment assets at September 30, 2011 increased to $2,275 million from $2,477 million at September 30, 2010. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and subsequent acquisitions, decreased to $1,295 million at September 30, 2011 from $1,355 million at September 30, 2010. The decrease is due to a $23 million intangible impairment as well as amortization of definite lived intangible assets of $33 million and foreign exchange impacts of $3 million.

Foreign Currency Translation—Venezuela Impacts

The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of our second quarter of Fiscal 2010, we determined that Venezuela met the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar became the functional currency for our Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

The designation of our Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1 million reduction to our operating income during Fiscal 2010. We also reported a foreign exchange loss in Other expense (income), net, of $10 million during Fiscal 2010.

As of September 30, 2011, we are no longer exchanging our Bolivar Fuertes for U.S. dollars through the SITME mechanism and the SITME is no longer the most likely method of exchanging our Bolivar fuertes for U.S. dollars. Therefore, we changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate as it is the expected rate at which exchanges of our Bolivar fuertes to U.S. dollars will be settled. We reported a foreign exchange gain in Other expense (income), net, of $(1) million during Fiscal 2011 related to the change to the official exchange rate.

Global Pet Supplies

	2011	2010
	(in millions)
Net sales to external customers	$579	$566
Segment profit	$75	$58
Segment profit as a % of net sales	13.0%	10.2%
Segment Adjusted EBITDA	$99	$104
Assets as of September 30,	$828	$839

Segment sales to external customers in Fiscal 2011 increased to $579 million from $566 million in Fiscal 2010, representing an increase of $13 million or 2%. The increase of $13 million is attributable to increased companion animal product sales of $15 million, $7 million of which was a direct result of the Merger, with the remaining $8 million being driven by successful product launches and continued expansion in Europe, coupled with $8 million of favorable foreign exchange. These gains were partially offset by decreased aquatics sales of $10 million resulting from overall global macroeconomic conditions.

Segment profitability in Fiscal 2011 increased to $75 million from $58 million in Fiscal 2010. Segment profitability as a percentage of sales in Fiscal 2011 also increased to 13.0% from 10.2% during Fiscal 2010. The increase in segment profitability and profitability margin was primarily attributable to cost savings of $12 million related to integration and cost reduction initiatives, in addition to the non-recurrence of a $14 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, that we recognized during the first quarter of Fiscal 2010. These gains were slightly offset by decreased margins primarily due to closeout sales during the fourth quarter of Fiscal 2011. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in Fiscal 2011 was $99 million compared to $104 million in Fiscal 2010. The decrease in Adjusted EBITDA was driven by a lower EBITDA realized from products acquired in the Merger, as Fiscal 2010 Adjusted EBITDA includes preacquisition earnings.

Segment assets as of September 30, 2011 decreased to $828 million from $839 million at September 30, 2010. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and subsequent acquisitions, decreased to $595 million at September 30, 2011 from $602 million at September 30, 2010. The decrease is due to a $9 million intangible impairment as well as amortization of definite lived intangible assets of $16 million, slightly offset by increases due to acquisitions that resulted in increased goodwill and intangible assets of $17 million.

Home and Garden Business

	2011	2010
	(in millions)
Net sales to external customers	$354	$343
Segment profit	$65	$51
Segment profit as a % of net sales	18.4%	14.9%
Segment Adjusted EBITDA	$77	$68
Assets as of September 30,	$476	$496

Segment sales to external customers of home and garden control products during Fiscal 2011 increased $11 million, or 3% versus Fiscal 2010, driven by increased household insect controls sales of $14 million, of which $4 million related to the Merger. The remaining growth in household insect control sales was driven by increased distribution and product placements with major customers. These gains were partially offset by a $3 million decrease in lawn and garden control sales due to unseasonable weather conditions in the U.S., which negatively impacted the lawn and garden season.

Segment profitability in Fiscal 2011 increased to $65 million compared to $51 million in Fiscal 2010. This increase in segment profitability was attributable to increased sales as well as savings from our global cost reduction initiatives announced in Fiscal 2009 in addition to the non-recurrence of a $2 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, that we recognized during the first quarter of Fiscal 2010. Segment profitability as a percentage of sales in Fiscal 2011 increased to 18.4% from 14.9% in Fiscal 2010. The increase in segment profitability was also due to the factors mentioned above, as well as margin improvements as a result of expense management. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in Fiscal 2011 was $77 million compared to $68 million in Fiscal 2010. The increase in Adjusted EBITDA during Fiscal 2011 was mainly driven by product distribution gains, cost improvement initiatives and expense management as mentioned above.

Segment assets as of September 30, 2011 decreased to $476 million from $496 million at September 30, 2010. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and subsequent acquisitions, decreased to $404 million at September 30, 2011 from $413 million at September 30, 2010. The decrease of $9 million is driven by amortization associated with definite lived intangible assets of $9 million and an intangible asset impairment of $1 million slightly tempered by additions due to acquisitions.

Corporate Expense. Our corporate expense in Fiscal 2011 increased to $54 million from $49 million in Fiscal 2010. This increase is attributable to a $14 million increase in stock based compensation expense during Fiscal 2011 compared to Fiscal 2010, partially offset by savings resulting from the relocation of the corporate office back to Madison, Wisconsin, as well as synergies realized from the Merger. Corporate expense as a percentage of consolidated net sales for Fiscal 2011 was 1.7% compared to 1.9% during Fiscal 2010.

Restructuring and Related Charges. See Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in Fiscal 2011 and Fiscal 2010 (in millions):

	2011	2010
Costs included in cost of goods sold:
Global Realignment Initiatives:
Termination benefits	$—	$0.2
Other associated costs	—	(0.1)
Ningbo Exit Plan:
Other associated costs	0.3	2.1
Global Cost Reduction Initiatives:
Termination benefits	1.6	2.6
Other associated costs	5.9	2.3

Total included in cost of goods sold	$7.8	$7.1

Costs included in operating expenses:
European Initiatives:
Termination benefits	$(0.3)	$(0.1)
Global Realignment Initiatives:
Termination benefits	1.2	5.4
Other associated costs	1.9	(1.9)
Global Cost Reduction Initiatives:
Termination benefits	10.2	4.3
Other associated costs	7.8	9.3

Total included in operating expenses	$20.8	$17.0

Total restructuring and related charges	$28.6	$24.1

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives included the relocation of certain operations at our Ellwangen, Germany packaging center to our Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. In connection with the European Initiatives, we recorded de minimis pretax restructuring and related charges during Fiscal 2011 and Fiscal 2010, representing the true-up of reserve balances.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, was transferred to the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $3 million and $4 million of pretax restructuring and related charges during Fiscal 2011 and Fiscal 2010, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo Baowang China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded de minimis pretax restructuring and related charges during Fiscal 2011 and $2 million of pretax restructuring and related charges during Fiscal 2010, in connection with the Ningbo Exit Plan. We have recorded pretax restructuring and related charges of approximately $30 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included expenditures for banking and legal and accounting consultation fees related to the evaluation of our capital structure. We recorded $25 million and $18 million of pretax restructuring and related charges during Fiscal 2011 and Fiscal 2010, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected at approximately $78 million.

Acquisition and integration related charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, employee termination charges, integration related professional fees and other post business combination related expenses.

We incurred $37 million of Acquisition and integration related charges during Fiscal 2011 primarily in connection with the Merger, which consisted of: (i) $23 million of integration costs; (ii) $8 million of employee termination charges; and (iii) $6 million of legal and professional fees. We incurred $38 million of Acquisition and integration related charges during Fiscal 2010, which consisted of the following: (i) $25 million of legal and professional fees; (ii) $10 million of employee termination charges; and (iii) $4 million of integration costs.

Goodwill and Intangibles Impairment. Current accounting standards require companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2011 and 2010, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded a non-cash pretax impairment charge of $32 million in Fiscal 2011. The $32 million non-cash pretax impairment charge incurred in Fiscal 2011 reflects trade name intangible asset impairments of the following: $23 million related to the Global Batteries and Appliances segment; $8 million related to Global Pet Supplies; and $1 million related to the Home and Garden Business. See Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on this impairment charge.

Interest Expense. Interest expense in Fiscal 2011 decreased to $208 million from $277 million in Fiscal 2010. The decrease was driven primarily by lower unusual items in Fiscal 2011 of $29 million compared to $78 million in Fiscal 2010, and lower effective interest rates on outstanding debt. Unusual items in Fiscal 2011 included (i) $15 million related to the write off of unamortized debt issuance costs related to our former term loan that was refinanced on February 1, 2011, a non-cash charge; (ii) a $9 million write off of unamortized original issue discount related to the refinanced term loan facility, a non-cash charge; and (iii) a prepayment premium of $5 million related to the refinanced term loan facility. Unusual items for Fiscal 2010 included (i) $55 million representing the write-off of the unamortized portion of discounts and premiums related to debt that was paid off in conjunction with our refinancing on June 16, 2010, a non-cash charge; (ii) a $9 million cash charge related to bridge commitment fees we paid while we were refinancing our debt; (iii) $6 million representing the write-off of the unamortized debt issuance costs related to debt that was paid off, a non-cash charge; (iv) $4 million cash charge related to a prepayment premium; and (v) $3 million of cash charges related to the termination of a Euro-denominated interest rate swap.

Reorganization Items. During Fiscal 2010, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items expense (income), net of approximately $4 million, which primarily consisted of legal and professional fees. See Note 2(x), Significant Accounting Policies and Practices—Reorganization Items, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. In Fiscal 2011, we recorded income tax expense of $92 million on pretax income from continuing operations of $17 million, and in Fiscal 2010, we recorded income tax expense of $63 million on a pretax loss from continuing operations of $124 million. Our effective tax rate on income from continuing operations was approximately 539% for Fiscal 2011. Our effective tax rate on our loss from continuing operations was approximately (50.9)% for Fiscal 2010. There are four significant factors impacting our book income tax rate. First, we are profitable in the foreign jurisdictions in which we operate and therefore must provide foreign income taxes even while we have a book loss in the United States. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against US deferred tax assets, we are unable to book any financial statement benefit related to our U.S. domestic losses. This impact is further exacerbated by the tax amortization of certain domestic indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in net operating loss deferred tax assets in determining the Company’s domestic valuation allowance. This results in additional net domestic tax expense despite the US domestic book losses. Third, we recorded a valuation allowance against NOLs in Brazil during fiscal 2011 of $26 million. Fourth, the closer we are to break even, the higher the effective tax rate becomes as the taxes are divided by a lower book income. In addition to these recurring factors, our income tax provision for the year ended September 30, 2011 reflects the correction of a prior period error which increases our income tax provision by approximately $5 million. Our income tax provision for the year ended September 30, 2010 reflected the correction of a prior period error which increased our income tax provision by approximately $6 million.

As of September 30, 2011, we have U.S. federal and state net operating loss carryforwards of approximately $1,163 million and $1,197 million, respectively. These net operating loss carryforwards expire through years ending in 2032. We also have foreign loss carryforwards of approximately $140 million, which will expire beginning in 2012. Certain of the foreign net operating losses have indefinite carryforward periods. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject our U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation on our use of these carryforwards is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit our utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. Based on these factors, we estimate that $302 million of the total U.S. federal and $385 million of the state net operating loss would expire unused even if the Company generates sufficient income to otherwise use all its NOLs. In addition, we project that $35 million of the total foreign net operating loss carryforwards will expire unused. We have provided a full valuation allowance against these deferred tax assets as well.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.

Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is approximately $374 million at September 30, 2011. Of this amount, approximately $339 million relates to U.S. net deferred tax assets and approximately $35 million relates to foreign net deferred tax assets. During Fiscal 2011, we also determined that a valuation allowance is required against deferred tax assets related to net operating losses in Brazil and thus recorded a $26 million charge. Our total valuation allowance was approximately $331 million at September 30, 2010. Of this amount, approximately $300 million related to U.S. net deferred tax assets and approximately $31 million related to foreign net deferred tax assets.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. As of September 30, 2011 and September 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $9 million and $13 million, respectively. See Note 9, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

Highlights of Consolidated Operating Results

We have presented the growing products portion of the Home and Garden Business as discontinued operations. The board of directors of Old Spectrum committed to the shutdown of this business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. See Note 16, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the shutdown of the growing products portion of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2010 and Fiscal 2009 only reflect results from our continuing operations.

Year over year historical comparisons are influenced by the acquisition of Russell Hobbs, which is included in our Fiscal 2010 Consolidated Financial Statements of Operations from June 16, 2010, the date of the Merger, through the end of the period. The results of Russell Hobbs are not included in our Fiscal 2009 Consolidated Financial Statement of Operations. See Note 15, Acquisitions of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for supplemental pro forma information providing additional year over year comparisons of the impact of the acquisition.

Net Sales. Net sales for Fiscal 2010 increased to $2,567 million from $2,231 million in Fiscal 2009, a 15.1% increase. The following table details the principal components of the change in net sales from Fiscal 2009 to Fiscal 2010 (in millions):

Net Sales
Fiscal 2009 Net Sales	$2,231
Addition of Russell Hobbs—small appliances	231
Addition of Russell Hobbs—pet supplies	6
Addition of Russell Hobbs—home and garden control products	1
Increase in consumer batteries	33
Increase in electric shaving and grooming products	27
Increase in home and garden control products	19
Increase in lighting products	6
Increase in electric personal care products	2
Decrease in pet supplies	(16)
Foreign currency impact, net	27

Fiscal 2010 Net Sales	$2,567

Consolidated net sales by product line for Fiscal 2010 and 2009 are as follows (in millions):

	Fiscal Year
	2010	2009
Product line net sales
Consumer batteries	$866	$819
Pet supplies	566	574
Home and garden control products	343	322
Electric shaving and grooming products	257	225
Small appliances	231	—
Electric personal care products	216	211
Portable lighting products	88	80

Total net sales to external customers	$2,567	$2,231

Global consumer battery sales during Fiscal 2010 increased $47 million, or 6%, compared to Fiscal 2009, primarily driven by favorable foreign exchange impacts of $15 million coupled with increased sales in North America and Latin America. The sales increase in North America was driven by increased volume with a major customer and the increased sales in Latin America were a result of increased specialty battery sales, driven by successfully leveraging our value proposition, that is, products that work as well as or better than our competitors, at a lower price. These gains were partially offset by decreased consumer battery sales of $22 million in Europe, primarily due to our continued exit of low margin private label battery sales.

Pet product sales during Fiscal 2010 decreased $8 million, or 1%, compared to Fiscal 2009. The decrease of $8 million is attributable to decreased aquatics sales of $11 million and decreased specialty pet products sales of $6 million; these decreases were partially offset by the Merger as it accounted for a Net sales increase of $6 million during Fiscal 2010. Also offsetting the decreases was favorable foreign exchange impacts of $3 million. The $11 million decrease in aquatic sales is due to decreases within the United States and Pacific Rim of $6 million and $5 million, respectively, as a result of reduced demand in this product category due to the macroeconomic slowdown as we maintained our market share in the category. The $6 million decrease in companion animal sales is due to a $9 million decline in the United States, primarily driven by a distribution loss at a major retailer of certain dog shampoo products and the impact of a product recall, which was tempered by increases of $3 million in Europe.

Sales of home and garden control products during Fiscal 2010 increased $21 million, or 6% versus Fiscal 2009. This increase is a result of additional sales to major customers that were driven by incentives to retailers and promotional campaigns during the year in both home and garden control products and household control products.

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

Small appliances contributed $231 million or 9% of total net sales for Fiscal 2010. This represents sales related to Russell Hobbs from the date of the consummation of the Merger, June 16, 2010, through the close of the Fiscal 2010.

Gross Profit. Gross profit for Fiscal 2010 was $921 million versus $816 million for Fiscal 2009. Our gross profit margin for Fiscal 2010 decreased to 35.9% from 36.6% in Fiscal 2009. The decrease in our gross profit margin is primarily a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Upon the adoption of fresh-start reporting, inventory balances were revalued to fair value at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized additional cost of goods sold as these inventory items were sold in Fiscal 2009 and 2010, which increased cost of goods sold by $34 million during Fiscal 2010 compared to $15 million of additional cost of goods sold recognized in Fiscal 2009. The impact of the inventory revaluation was offset by lower Restructuring and related charges in Cost of goods sold during Fiscal 2010 of $7 million whereas Fiscal 2009 included $13 million of Restructuring and related charges. The Restructuring and related charges incurred in Fiscal 2010 were primarily associated with cost reduction initiatives announced in 2009. The $13 million of Restructuring and related charges incurred in Fiscal 2009 primarily related to the shutdown of our Ningbo, China battery manufacturing facility. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for Fiscal 2010 totaled $753 million versus $659 million for Fiscal 2009. The $94 million increase in operating expenses for Fiscal 2010 versus Fiscal 2009 was partially driven by $38 million of Acquisition and integration related charges as a result of our combination with Russell Hobbs pursuant to the Merger. During Fiscal 2010, we also incurred $36 million of additional selling expense and $16 million of additional general and administrative expense related to Russell Hobbs subsequent to the acquisition on June 16, 2010. Also included in Operating expenses for Fiscal 2010 was additional depreciation and amortization as a result of the revaluation of our long lived assets in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code and unfavorable foreign exchange translation of $7 million. These increases were partially offset by the non-recurrence of the non-cash impairment charge related to certain long lived intangible assets of $34 million in Fiscal 2009 and lower Restructuring and related charges of approximately $15 million as $17 million of such charges were incurred in Fiscal 2010 compared to $32 million in Fiscal 2009. See “ Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Income. Operating income of approximately $169 million was recognized in Fiscal 2010 compared to Fiscal 2009 operating income of $157 million. The increase in operating income is attributable to Russell Hobbs income of $13 million, increased sales in our remaining segments and the non-reoccurrence of the previously discussed non-cash Fiscal 2009 impairment charge of $34 million. This was partially offset by $39 million of Acquisition and integration related charges incurred in Fiscal 2010 related to the Merger.

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

Segment Results. As discussed under “Business Overview” above we manage our business in three reportable segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies; and (iii) Home and Garden Business.

Operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In connection with the realignment of reportable segments discussed above, expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have been excluded in the determination of reportable segment profits. The costs associated with these functions were previously reflected in operating segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to our operating segments.

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

Below are reconciliations of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBIT and Adjusted EBITDA by segment and for Consolidated SB Holdings for Fiscal 2010 and Fiscal 2009:

	Fiscal 2010
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss)	$143	$51	$40	$(424)	$(190)
Loss from discontinued operations, net of tax	—	—	3	—	3
Income tax expense	—	—	—	63	63
Interest expense	—	—	—	195	195
Write-off unamortized discounts and financing fees(b)	—	—	—	82	82
Pre-acquisition earnings	61	4	1	—	66
Restructuring and related charges	4	7	8	5	24
Acquisition and integration related charges	15	—	—	24	39
Reorganization items	—	—	—	3	3
Accelerated depreciation and amortization(c)	—	—	(1)	(2)	(3)
Fresh-start inventory fair value adjustment	18	14	2	—	34
Russell Hobbs inventory fair value adjustment	3	—	—	—	3
Brazilian IPI credit/other	(5)	—	—	—	(5)

Adjusted EBIT	$239	$76	$53	$(54)	$314
Depreciation and amortization(d)	58	28	15	17	118
Adjusted EBITDA	$297	$104	$68	$(37)	$432

	Fiscal 2009
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss)	$132	$42	$(51)	$820	$943
Loss from discontinued operations, net of tax	—	—	87	—	87
Income tax expense	—	—	—	74	74
Interest expense	—	—	—	190	190
Pre-acquisition earnings	75	3	3	—	81
Restructuring and related charges	21	6	6	13	46
Reorganization items	—	—	—	(1,139)	(1,139)
Intangibles impairment	15	19	—	—	34
Fresh-start inventory and other fair value adjustment	10	5	1	1	17
Accelerated depreciation and amortization(c)	(3)	—	(1)	—	(4)
Brazilian IPI credit/other	(5)	—	—	—	(5)

Adjusted EBIT	$245	$75	$45	$(41)	$324
Depreciation and amortization(d)	29	22	13	3	67

Adjusted EBITDA	$274	$97	$58	$(38)	$391

(a)	It is our policy to record Income tax expense (benefit) and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.
(b)	Adjustment reflects the following: (i) $61 million write-off of unamortized deferred financing fees and discounts associated with our restructured capital structure, refinanced on June 16, 2010; (ii) $4 million related to pre-payment premiums associated with the paydown of our old asset based revolving credit facility and supplemental loan extinguished on June 16, 2010; and (iii) $17 million related to the termination of interest rate swaps and commitment fees.
(c)	Adjustment reflects restricted stock amortization and accelerated depreciation associated with certain restructuring initiatives. Inasmuch as this amount is included within Restructuring and related charges, this adjustment negates the impact of reflecting the add-back of depreciation and amortization.
(d)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	2010	2009
	(in millions)
Net sales to external customers	$1,658	$1,335
Segment profit	$171	$172
Segment profit as a % of net sales	10.3%	12.8%
Segment Adjusted EBITDA	$297	$274
Assets as of September 30,	$2,477	$1,608

Segment net sales to external customers in Fiscal 2010 increased $323 million to $1,658 million from $1,335 million during Fiscal 2009, representing a 24% increase. The Merger accounted for a Net sales increase of $231 million in the small appliances product category during Fiscal 2010. Favorable foreign currency translation impacted net sales in Fiscal 2010 by approximately $24 million in comparison to Fiscal 2009.

Consumer battery sales for Fiscal 2010 increased to $866 million when compared to Fiscal 2009 sales of $819 million, primarily due to increased specialty battery sales of $26 million and increased alkaline battery sales of $6 million, coupled with favorable foreign currency translation of $15 million. The $26 million increase in specialty battery sales is driven by growth in Latin America, principally reflecting our success in leveraging our value proposition, that is, products that work as well as or better than our competitors, at a lower price. The $6 million increase in alkaline sales is driven by the increased sales in North America, attributable to an increase in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S, which was tempered by a decline in alkaline battery sales in Europe as we continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. We are continuing our efforts to promote profitable growth and therefore, expect to continue to exit certain low margin business as appropriate to create a more favorable mix of branded versus private label products.

Net sales of electric shaving and grooming products increased by $32 million, or 14% in Fiscal 2010, compared to Fiscal 2009. This increase was primarily due to an increase of $25 million in Europe, excluding foreign currency translation, as a result of successful promotions and operational execution. Positive foreign exchange translation impacted net sales of electric shaving and grooming products in Fiscal 2010 by $5 million. Electric personal care sales increased by $5 million, or 3%, over Fiscal 2009. Favorable foreign currency translation impacted net sales by approximately $3 million. Excluding favorable foreign exchange, we experienced modest electric personal care product sales increases within all geographic regions.

Net sales of portable lighting products for Fiscal 2010 increased to $88 million as compared to sales of $80 million for Fiscal 2009, an increase of 10%. The portable lighting product sales increase was primarily driven by a favorable foreign exchange impact of $2 million, coupled with increased sales in North America of $3 million, driven by increased sales with a major customer as a result of new product introductions.

Segment profitability during Fiscal 2010 decreased slightly to $171 million from $172 million in Fiscal 2009. Segment profitability as a percentage of net sales decreased to 10.3% in Fiscal 2010 compared to 12.8% in Fiscal 2009. The decrease in segment profitability during Fiscal 2010 was mainly attributable to a $19 million increase in cost of goods sold due to the sale of inventory that was revalued in fresh-start accounting coupled with approximately a $16 million increase in intangible asset amortization also due to our adoption of fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Offsetting these decreases to segment profitability was additional segment profit realized from the Merger of $11 million, higher sales, as discussed above, and savings from our restructuring and related initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in Fiscal 2010 was $297 million compared to $274 million in Fiscal 2009. The increase in Adjusted EBITDA is mainly driven by the efficient cost structure now in place from our cost reduction initiatives announced in Fiscal 2009 coupled with increases in market share in certain of our product categories.

Segment assets increased to $2,477 million at September 30, 2010 from $1,608 million at September 30, 2009. The increase in assets is directly related to the Merger. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger, increased to $1,355 million at September 30, 2010 from $909 million at September 30, 2009. The increase is mainly due to goodwill and intangible assets of $468 million related to the Merger, which was partially offset by amortization of definite lived intangible assets of $22 million.

Foreign Currency Translation—Venezuela Impacts

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

The designation of our Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1 million reduction to our operating income during Fiscal 2010. We also reported a foreign exchange loss in Other expense (income), net, of $10 million during Fiscal 2010 related to transactions in the Bolivar fuerte.

Global Pet Supplies

	2010	2009
	(in millions)
Net sales to external customers	$566	$574
Segment profit	$58	$66
Segment profit as a % of net sales	10.2%	11.5%
Segment Adjusted EBITDA	$104	$97
Assets as of September 30,	$839	$867

Segment net sales to external customers in Fiscal 2010 decreased to $566 million from $574 million in Fiscal 2009, representing a decrease of $8 million or 1%. The $8 million decrease was attributable to lower aquatics sales of $11 million and lower specialty pet product sales of $6 million, which were offset by favorable foreign exchange impacts of $3 million. The decrease in aquatics sales was primarily due to general softness in this category. The decrease in specialty pet product sales was driven by a distribution loss at a major retailer of certain dog shampoo products and the impact of a product recall. The Merger accounted for a Net sales increase of $6 million during Fiscal 2010.

Segment profitability in Fiscal 2010 decreased to $58 million from $66 million in Fiscal 2009. Segment profitability as a percentage of sales in Fiscal 2010 also decreased to 10.2% from 11.5% during Fiscal 2009. This decrease in segment profitability and profitability margin was primarily attributable to increases in cost of goods sold and in intangible asset amortization because we revalued the related inventory and intangible assets when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. The decrease in Fiscal 2010 segment profitability was tempered by improved pricing and lower manufacturing and operating costs as a result of our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in Fiscal 2010 was $104 million compared to $97 million in Fiscal 2009. Despite decreased net sales during Fiscal 2010 of $8 million, our successful efforts to create a lower cost structure including the closure and consolidation of some of our pet facilities, and improved product mix, resulted in Adjusted EBITDA increase of $7 million. See “ Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for further detail on our Fiscal 2009 initiatives.

Segment assets decreased to $839 million as of September 30, 2010 from $867 million at September 30, 2009. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting and the Merger, decreased to $602 million at September 30, 2010 from $618 million at September 30, 2009. The decrease is mainly due to amortization of definite lived intangible assets of $15 million and foreign exchange impacts of $14 million, which were partially offset by the increase of goodwill and intangible assets of $13 million related to the Merger.

Home and Garden Business

	2010	2009
	(in millions)
Net sales to external customers	$343	$322
Segment profit	$51	$42
Segment profit as a % of net sales	14.9%	13.0%
Segment Adjusted EBITDA	$68	$58
Assets as of September 30,	$496	$504

Segment net sales to external customers of home and garden control products during Fiscal 2010 increased $21 million, or 7% versus Fiscal 2009, driven by incentives to retailers and promotional campaigns during the year in both home and garden control products and household control products.

Segment profitability in Fiscal 2010 increased to $51 million compared to $42 million in Fiscal 2009. Segment profitability as a percentage of sales in Fiscal 2010 increased to 14.9% from 13.0% in Fiscal 2009. This increase in segment profitability was attributable to savings from our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. The increase in profitability during Fiscal 2010 was tempered by a $2 million increase in cost of goods sold due to our revaluation of inventory and intangible assets when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. These valuation increases resulted in higher cost of goods sold and increased intangible asset amortization of our customer relationships in Fiscal 2010.

Segment Adjusted EBITDA in Fiscal 2010 was $68 million compared to $58 million in Fiscal 2009. The increase in Adjusted EBITDA during Fiscal 2010 was mainly driven by expanded promotions at our top retailers and strong sales growth.

Segment assets as of September 30, 2010 decreased to $496 million from $504 million at September 30, 2009. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting and the Merger, decreased to $410 million at September 30, 2010 from $419 million at September 30, 2009. The decrease of $9 million is primarily driven by amortization associated with definite lived intangible assets.

Corporate Expense. Our corporate expense in Fiscal 2010 increased to $49 million from $42 million in Fiscal 2009. The increase is primarily due to additional stock compensation expense of $17 million in Fiscal 2010 compared to $3 million of stock compensation expense in Fiscal 2009. Our corporate expense as a percentage of consolidated net sales in both Fiscal 2010 and Fiscal 2009 was 1.9%.

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

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, was transferred to the operating segments in order to move these important activities closer to the customer. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $4 million and $11 million of pretax restructuring and related charges during Fiscal 2010 and Fiscal 2009, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $89 million.

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

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Appliances segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included expenditures for banking and legal and accounting consultation fees related to the evaluation of our capital structure. We recorded $18 million and $20 million of pretax restructuring and related charges during Fiscal 2010 and Fiscal 2009, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected at approximately $65 million.

Acquisition and integration related charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Merger with Russell Hobbs. We incurred $38 million of Acquisition and integration related charges during Fiscal 2010, which consisted of the following: (i) $25 million of legal and professional fees; (ii) $10 million of employee termination charges; and (iii) $4 million of integration costs.

Goodwill and Intangibles Impairment. Current accounting standards require companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2010 and 2009, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded a non-cash pretax impairment charge of $34 million in Fiscal 2009. The $34 million non-cash pretax impairment charge incurred in Fiscal 2009 reflects trade name intangible asset impairments of the following: $18 million related to Global Pet Supplies; $15 million related to the Global Batteries and Appliances segment; and $1 million related to the Home and Garden Business. See Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on this impairment charge.

Interest Expense. Interest expense in Fiscal 2010 increased to $277 million from $190 million in Fiscal 2009. The increase was driven primarily by the following unusual items: (i) $55 million representing the write-off of the unamortized portion of discounts and premiums related to debt that was paid off in conjunction with our refinancing, a non-cash charge; (ii) $9 million related to bridge commitment fees we paid while we were refinancing our debt; (iii) $6 million representing the write-off of the unamortized debt issuance costs related to debt that was paid off, a non-cash charge; (iv) $4 million related to a prepayment premium; and (v) $3 million related to the termination of a Euro-denominated interest rate swap.

Reorganization Items. During Fiscal 2010, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items expense (income), net of approximately $4 million, which primarily consisted of legal and professional fees. During Fiscal 2009 Old Spectrum recorded Reorganization items expense (income), net, which represents a gain of approximately $(1,143) million. Reorganization items expense (income), net included the following: (i) gain on cancellation of debt of $(147) million; (ii) gains in connection with fresh-start reporting adjustments of $(1,088) million; (iii) legal and professional fees of $75 million; (iv) write off deferred financing costs related to the Senior Subordinated Notes of $11 million; and (v) a provision for rejected leases of $6 million. During Fiscal 2009, New Spectrum recorded Reorganization items expense (income), net which represents expense of $4 million related to professional fees. See Note 2(x) Significant Accounting Policies and Practices—Reorganization items, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. In Fiscal 2010, we recorded income tax expense of $63 million on a pretax loss from continuing operations of $124 million, and in Fiscal 2009, New Spectrum recorded income tax expense of $51 million on a pretax loss from continuing operations of $20 million for the period from August 31, 2009 through September 30, 2009, and Old Spectrum recorded income tax expense of $23 million on pretax income from continuing operations of $1,123 million for the period from October 1, 2008 through August 30, 2009. Our effective tax rate on our loss from continuing operations was approximately (50.9)% for Fiscal 2010. Our effective tax rate on our income (loss) from continuing operations was approximately 2.0% for Old Spectrum and (256)% for New Spectrum during Fiscal 2009. The primary drivers of the effective rate as compared to the U.S. statutory rate of 35% for Fiscal 2010 include tax expense recorded for an increase in the valuation allowance associated with our net U.S. deferred tax asset and the tax consequences of the reorganization items that we recognized in connection with our emergence from Chapter 11 of the Bankruptcy Code. In addition, our income tax provision for the year ended September 30, 2010 reflects the correction of a prior period error which increases our income tax provision by approximately $6 million.

As of September 30, 2010, we had U.S. federal and state net operating loss carryforwards of approximately $1,087 million and $936 million, respectively. These net operating loss carryforwards expire through years ending in 2031. We also have foreign loss carryforwards of approximately $195 million, which will expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. We are subject to an annual limitation on the use of our U.S. net operating losses that arose prior to our emergence from bankruptcy. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject our U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation on our use of these carryforwards is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. In addition, separate return year limitations apply to limit our utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. Based on these factors, we project that $296 million of the total U.S. federal and $463 million of the state net operating loss will expire unused. In addition, we project that $38 million of the total foreign net operating loss carryforwards will expire unused. We have provided a full valuation allowance against these deferred tax assets.

We recognized income tax expense of approximately $124 million related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. This adjustment, net of a change in valuation allowance, is embedded in Reorganization items expense (income), net. We have, in accordance with the IRC Section 108, reduced our net operating loss carryforwards for cancellation of debt income that arose from our emergence from Chapter 11 of the Bankruptcy Code under IRC Section 382 (1)(6).

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.

Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized was approximately $331 million at September 30, 2010. Of this amount, approximately $300 million relates to U.S. net deferred tax assets and approximately $31 million relates to foreign net deferred tax assets. In connection with the Merger, we established an additional valuation allowance of approximately $104 million related to acquired net deferred tax assets as part of acquisition accounting. In 2009, Old Spectrum recorded a reduction in the valuation allowance against the U.S. net deferred tax asset exclusive of indefinite lived intangible assets primarily as a result of utilizing net operating losses to offset the gain on settlement of liabilities subject to compromise and the impact of the fresh start reporting adjustments. New Spectrum recorded a reduction in the domestic valuation allowance of $47 million as a reduction to goodwill as a result of New Spectrum income. Our total valuation allowance established for the tax benefit of deferred tax assets that may not be realized is approximately $133 million at September 30, 2009. Of this amount, approximately $109 million relates to U.S. net deferred tax assets and approximately $24 million relates to foreign net deferred tax assets.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of September 30, 2010 and September 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $13 million and $8 million, respectively. See Note 9, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Discontinued Operations. On November 5, 2008, the board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed this business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 16, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business. The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2010 and Fiscal 2009, respectively (in millions):

	2010	2009
Net sales	$—	$31.3

Loss from discontinued operations before income taxes	$(2.5)	$(90.9)
Provision for income tax benefit	0.2	(4.5)

Loss from discontinued operations, net of tax	$(2.7)	$(86.4)

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $227 million during Fiscal 2011 compared to $57 million during Fiscal 2010. Cash provided by operating activities from continuing operations was $227 million during Fiscal 2011 compared to $68 million during Fiscal 2010. The $159 million increase in cash provided by operating activities from continuing operations was primarily due to:

•	Higher income from continuing operations of $105 million before income tax expense, interest expense and non-cash impairments and;

•

The non-recurrence in Fiscal 2011 of $47 million of administrative related reorganization items which were paid in Fiscal 2010 in connection with our voluntary petitions under Chapter 11 that were filed during Fiscal 2009 and;

•	A $53 million generation of cash from working capital and other items driven by lower inventories partially offset by lower accounts payable, partially offset by;

•

Higher cash payments for interest of $29 million related primarily to interest on our 12% Notes which was paid-in-kind during Fiscal 2010. See “Financing Activities-Senior Term Credit Facility” below, as well as Note 7, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt and;

•	Higher cash acquisition and restructuring costs of $6 million including payments related to the integration of the Russell Hobbs business and;

•	Other items totaling a use of $11 million

Cash used by operating activities from discontinued operations was de minimis in Fiscal 2011 compared to a use of $11 million in Fiscal 2010. The operating activities of discontinued operations were related to the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 16, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2012 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. In addition, the current economic crisis could have a further negative impact on our financial position, results of operations or cash flows. See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities. Net cash used by investing activities was $46 million during Fiscal 2011 compared to a net cash use of $43 million during Fiscal 2010. This increase in cash used was a result of an $8 million increase in cash used for acquisitions and $6 million of cash used for other investing activity during Fiscal 2011, which consisted primarily of cash used to acquire proprietary technology. These increases were partially offset by $7 million of cash proceeds related to the sale of our Ningbo manufacturing facility and a $4 million decrease in capital expenditures during Fiscal 2011.

Financing Activities

Debt Financing

In connection with the Merger, we (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750 million term loan facility, (ii) issued $750 million in aggregate principal amount of 9.5% Notes and (iii) entered into a $300 million ABL Revolving Credit Facility. The proceeds from the Senior Secured Facilities were used to repay our then-existing senior term credit facility that existed at the time of emergence from Chapter 11 of the Bankruptcy Code (the “Prior Term Facility”) and our then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

On November 2, 2011, we announced the offering of $200 million aggregate principal amount of 9.5% Notes; these notes are in addition to the $750 million aggregative principal amount of 9.5% Notes already outstanding. The additional notes will vote together with the existing 9.5% Notes.

Senior Term Credit Facility

On February 1, 2011, we completed the refinancing of our term loan facility established in connection with the Merger, which, at that time, had an aggregate amount outstanding of $680 million, with a new amended and restated credit agreement, together with the amended ABL Revolving Credit Facility, (the “Secured Credit Facilities”) at a lower interest rate. The Term Loan reduces scheduled principal amortizations to approximately $7 million per year, contains a one-year soft call protection of 1% on refinancing but none on other voluntary prepayments, and has the same financial, negative (other than a more favorable ability to repurchase other indebtedness) and affirmative covenants and events of default as the former term loan facility.

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

We incurred approximately $11 million of fees during Fiscal 2011 in connection with the Term Loan. The fees are classified as Debt issuance costs within the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the refinancing, included in Fiscal 2011 Interest expense are cash charges of approximately $5 million and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling approximately $24 million. In connection with voluntary prepayments of $220 million of the Term Loan during Fiscal 2011, we recorded cash charges of approximately $1 million and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling approximately $8 million as an adjustment to increase interest expense.

At September 30, 2011, we were in compliance with all covenants under the Senior Credit Agreement.

9.5% Notes

At both September 30, 2011 and September 30, 2010, we had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018. Subsequent to September 30, 2011 we issued an additional $200 million under the 9.5% Notes.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10 million amount incurred. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, we recorded $21 million of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

At September 30, 2011, we were in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Debtors’ confirmed plan of reorganization, we issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at our option, we may elect to pay interest on the 12% Notes in cash or as payment in kind, (“PIK”). PIK interest is added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, we agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods following the Effective Date. As a result of the refinancing of the Prior Term Facility, we are no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010.

We may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) requires us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

At September 30, 2011 and September 30, 2010, we had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million that was added during Fiscal 2010.

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

During Fiscal 2010 we recorded $3 million of fees in connection with the consent. The fees are classified as Debt issuance costs within the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K and are amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

At September 30, 2011, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture.

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

During Fiscal 2010 we recorded $10 million of fees in connection with the ABL Revolving Credit Facility. During Fiscal 2011, we recorded $2 million of fees in connection with the amendment. The fees are classified as Debt issuance costs within the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2011, we had aggregate borrowing availability of approximately $177 million, net of lender reserves of $49 million and outstanding letters of credit of $33 million.

At September 30, 2011, we were in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $71 million in the aggregate under our 9.5% Notes as of September 30, 2011 and annual interest payment obligations of approximately $29 million in the aggregate under our 12% Notes as of September 30, 2011. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless we elect to make such payments in cash. Effective with the payment date of August 28, 2010, we elected to make the semi-annual interest payment scheduled for February 28, 2011 in cash. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at September 30, 2011, we estimate annual interest payments of approximately $27 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility.

Equity Financing Activities.

During Fiscal 2011, we granted approximately 1.7 million shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $49 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

During Fiscal 2011, we filed a registration statement related to approximately 1.2 million additional shares of our common stock to be sold to the public. We received net proceeds of approximately $30 million after underwriting discounts and offering expenses. We expect to use the net proceeds of the sale of these common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of our business and acquisitions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K, such as pension obligations. See Note 10, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
Debt:
Debt, excluding capital lease obligations(1)	$14	$12	$7	$7	$505	$995	$1,540
Capital lease obligations(2)	4	4	3	2	2	23	38

	18	16	10	9	507	1,018	1,578
Operating lease obligations	31	24	18	12	11	28	124

Total Contractual Obligations(3)	$49	$40	$28	$21	$518	$1,046	$1,702

(1)	On November 2, 2011, we offered $200 million aggregate principal amount of 9.5% Notes as additional notes to the already outstanding $750 million aggregative principal amount of existing notes. The additional notes will vote together with the 9.5% Notes.
(2)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.
(3)	At September 30, 2011, our balance sheet includes tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months some portion of our unrecognized tax benefits could be recognized.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2011, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
Letters of credit	$28	$7	$—	$—	$—	$3	$38

Total Other Commercial Commitments	$28	$7	$—	$—	$—	$3	$38

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

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets to be held and used, such as property, plant and equipment and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not support the carrying value of the asset. The estimation of such amounts requires management’s judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2011, Fiscal 2010 and Fiscal 2009, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded non-cash pretax impairment charges of approximately $32 million in Fiscal 2011, no impairment charges in Fiscal 2010 and non-cash pretax impairment charges of approximately $34 million in Fiscal 2009. The $32 million impairment charge incurred in Fiscal 2011 reflects an impairment of trade name intangible assets consisting of the following: (i) $23 million related to Global Batteries and Appliances; (ii) $8 million related to Global Pet Supplies; and (iii) $1 million related to the Home and Garden Business. The $34 million impairment charge incurred in Fiscal 2009 reflects an impairment of trade name intangible assets consisting of the following: (i) $18 million related to the Global Pet Supplies Business; (ii) $15 million related to the Global Batteries and Appliances segment; and (iii) $1 million related to the Home and Garden Business. Future cash expenditures will not result from these impairment charges.

We used a discounted estimated future cash flows methodology, third party valuations and negotiated sales prices to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested the aggregate estimated fair value of our reporting unites for reasonableness by comparison to our total market capitalization, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

As of September 30, 2011 the fair value of our Global Batteries & Appliances, Global Pet Supplies and Home and Garden Business reporting units, which are also our segments, exceeded their carry values by 39%, 50% and 27%, respectively, as of the date of our latest annual impairment testing.

See Note 2(h), Significant Accounting Policies and Practices—Property, Plant and Equipment, Note 2(i), Significant Accounting Policies and Practices—Intangible Assets; Note 4, Property, Plant and Equipment; Note 5, Goodwill and Intangible Assets; and Note 16, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

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

See Note 2(b), Significant Accounting Policies and Practices—Revenue Recognition; Note 2(c), Significant Accounting Policies and Practices—Use of Estimates and Note 2(e); Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers and Employees; of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Our pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 4.2% to 13.6% in Fiscal 2011 and of 4.2% to 13.6% in Fiscal 2010. In adjusting the discount rates from Fiscal 2010 to 2011, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 3.0% to 7.8% in Fiscal 2011 and 4.5% to 7.8% in Fiscal 2010. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense and required funding contributions. Similarly, an understatement of the expected return would ultimately decrease future pension expense and required funding contributions. If plan assets decline due to poor performance by the markets and/or interest rates decline resulting in a lower discount rate, our pension liability will increase, ultimately increasing future pension expense and required funding contributions.

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

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

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

Acquisition and Integration Related Charges

The costs of plans to (i) exit an activity of an acquired company, (ii) involuntarily terminate employees of an acquired company or (iii) relocate employees of an acquired company are measured and recorded in accordance with the provisions of the ASC 805. Under ASC 805, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to terminated activities or employees of the acquired company that do not meet the conditions prescribed in ASC 805 are treated as acquisition and integration related charges and expensed as incurred.

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

See further discussion in Item 3, Legal Proceedings, and Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

A discussion of our accounting policies for derivative financial instruments is included in Note 7, Derivative Financial Instruments, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

As of September 30, 2011, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be immaterial. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be immaterial.

As of September 30, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $45.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16.5 million.

As of September 30, 2011, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $1.8 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, inclusive and is incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2011, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

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

The information required by Item 401 of Regulation S-K concerning the directors of Spectrum Brands Holdings, Inc. (“SB Holdings”) and the nominees for re-election as directors of SB Holdings at the Annual Meeting of Shareholders to be held on February 1, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1—ELECTION OF DIRECTORS” in SB Holdings’ definitive Proxy Statement relating to the 2012 Annual Meeting (the “SB Holdings Definitive Proxy Statement”), which will be filed not later than 120 days after the end of SB Holdings’ fiscal year ended September 30, 2011.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2011 and 2010 (Successor Company), and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company) and the period October 1, 2008 to August 30, 2009 (Predecessor Company). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2011 and 2010 (Successor Company), and the results of their operations and their cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company) and the period October 1, 2008 to August 30, 2009 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 8, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Predecessor Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 3, 2009. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on August 28, 2009. In connection with its emergence from bankruptcy, Spectrum Brands, Inc. adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations” effective as of August 30, 2009. Accordingly, the consolidated financial information for periods beginning on or after August 30, 2009 is presented on a different basis than that for the periods prior to that date and, therefore, is not comparable.

/s/ KPMG LLP

Milwaukee, Wisconsin

December 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2011 and 2010 (Successor Company), and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended September 30, 2011 and September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company) and the period October 1, 2008 to August 30, 2009 (Predecessor Company), along with the financial statement schedule II, and our report dated December 8, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Milwaukee, Wisconsin

December 8, 2011

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

September 30, 2011 and September 30, 2010

(In thousands, except per share amounts)

	Successor Company
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$142,414	$170,614
Receivables:
Trade accounts receivable, net of allowances of $14,128 and $4,351, respectively	356,605	365,002
Other	37,678	41,445
Inventories	434,630	530,342
Deferred income taxes	28,170	35,735
Prepaid expenses and other	48,792	56,574

Total current assets	1,048,289	1,199,712
Property, plant and equipment, net	206,389	201,164
Deferred charges and other	36,824	46,352
Goodwill	610,338	600,055
Intangible assets, net	1,683,909	1,769,360
Debt issuance costs	40,957	56,961

Total assets	$3,626,706	$3,873,604

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,090	$20,710
Accounts payable	323,171	332,231
Accrued liabilities:
Wages and benefits	70,945	93,971
Income taxes payable	31,606	37,118
Restructuring and related charges	16,187	23,793
Accrued interest	30,467	31,652
Other	118,446	123,297

Total current liabilities	606,912	662,772
Long-term debt, net of current maturities	1,535,522	1,723,057
Employee benefit obligations, net of current portion	83,802	92,725
Deferred income taxes	337,336	277,843
Other	44,637	70,828

Total liabilities	2,608,209	2,827,225
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 52,431 and 51,101 shares; outstanding 52,226 and 51,020 shares at September 30, 2011 and September 30, 2010, respectively	525	514
Additional paid-in capital	1,374,097	1,316,461
Accumulated deficit	(336,063)	(260,892)
Accumulated other comprehensive loss	(14,446)	(7,497)

	1,024,113	1,048,586
Less treasury stock, at cost, 205 and 81 shares, respectively	(5,616)	(2,207)

Total shareholders’ equity	1,018,497	1,046,379

Total liabilities and shareholders’ equity	$3,626,706	$3,873,604

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor Company			Predecessor Company
	Year Ended September 30, 2011	Year Ended September 30, 2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Net sales	$3,186,916	$2,567,011	$219,888	$2,010,648
Cost of goods sold	2,050,208	1,638,451	155,310	1,245,640
Restructuring and related charges	7,841	7,150	178	13,189

Gross profit	1,128,867	921,410	64,400	751,819
Operating expenses:
Selling	536,535	466,813	39,136	363,106
General and administrative	241,631	199,386	20,578	145,235
Research and development	32,901	31,013	3,027	21,391
Acquisition and integration related charges	36,603	38,452	—	—
Restructuring and related charges	20,803	16,968	1,551	30,891
Intangible asset impairment	32,450	—	—	34,391

	900,923	752,632	64,292	595,014

Operating income	227,944	168,778	108	156,805
Interest expense	208,329	277,015	16,962	172,940
Other expense (income), net	2,491	12,300	(816)	3,320

Income (loss) from continuing operations before reorganization items and income taxes	17,124	(120,537)	(16,038)	(19,455)
Reorganization items expense (income), net	—	3,646	3,962	(1,142,809)

Income (loss) from continuing operations before income taxes	17,124	(124,183)	(20,000)	1,123,354
Income tax expense	92,295	63,189	51,193	22,611

(Loss) income from continuing operations	(75,171)	(187,372)	(71,193)	1,100,743
(Loss) income from discontinued operations, net of tax	—	(2,735)	408	(86,802)

Net (loss) income	$(75,171)	$(190,107)	$(70,785)	$1,013,941

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(1.47)	$(5.20)	$(2.37)	$21.45
(Loss) income from discontinued operations	—	(0.08)	0.01	(1.69)

Net (loss) income	$(1.47)	$(5.28)	$(2.36)	$19.76

Weighted average shares of common stock outstanding	51,092	36,000	30,000	51,306
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.47)	$(5.20)	$(2.37)	$21.45
(Loss) income from discontinued operations	—	(0.08)	0.01	(1.69)

Net (loss) income	$(1.47)	$(5.28)	$(2.36)	$19.76

Weighted average shares of common stock and equivalents outstanding	51,092	36,000	30,000	51,306

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2008, Predecessor Company	52,775	$692	$674,370	$(1,694,915)	$69,445	$(76,830)	$(1,027,238)
Net income	—	—	—	1,013,941	—	—	1,013,941
Adjustment of additional minimum pension liability	—	—	—	—	(1,160)	—	(1,160)
Valuation allowance adjustment	—	—	—	—	5,104	—	5,104
Translation adjustment	—	—	—	—	(2,650)	—	(2,650)
Other unrealized gains and losses	—	—	—	—	9,817	—	9,817

Comprehensive income							1,025,052
Issuance of restricted stock	230	(1)	1	—	—	—	—
Forfeiture of restricted stock	(82)	—	—	—	—	—	—
Treasury shares surrendered	(185)	—	—	—	—	(61)	(61)
Amortization of unearned compensation	—	—	2,636	—	—	—	2,636
Cancellation of Predecessor Company common stock	(52,738)	(691)	(677,007)	—	—	76,891	(600,807)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive income	—	—	—	680,974	(80,556)	—	600,418
Issuance of new common stock in connection with emergence from Chapter 11 of the Bankruptcy Code	30,000	300	724,796	—	—	—	725,096

Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)—Continued

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of tax	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096
Net loss	—	—	—	(70,785)	—	—	(70,785)
Adjustment of additional minimum pension liability	—	—	—	—	576	—	576
Valuation allowance adjustment	—	—	—	—	(755)	—	(755)
Translation adjustment	—	—	—	—	5,896	—	5,896
Other unrealized gains and losses	—	—	—	—	851	—	851

Comprehensive loss							(64,217)

Balances at September 30, 2009, Successor Company	30,000	$300	$724,796	$(70,785)	$6,568	$—	$660,879
Net loss	—	—	—	(190,107)	—	—	(190,107)
Adjustment of additional minimum pension liability	—	—	—	—	(17,773)	—	(17,773)
Valuation allowance adjustment	—	—	—	—	(2,398)	—	(2,398)
Translation adjustment	—	—	—	—	12,596	—	12,596
Other unrealized gains and losses	—	—	—	—	(6,490)	—	(6,490)

Comprehensive income							(204,172)
Issuance of common stock	20,433	205	574,998	—	—	—	575,203
Issuance of restricted stock	939	9	(9)	—	—	—	—
Unvested restricted stock units, not issued or outstanding	(271)	—	—	—	—	—	—
Treasury shares surrendered	(81)	—	—	—	—	(2,207)	(2,207)
Amortization of unearned compensation	—	—	16,676	—	—	—	16,676

Balances at September 30, 2010, Successor Company	51,020	$514	$1,316,461	$(260,892)	$(7,497)	$(2,207)	$1,046,379
Net loss	—	—	—	(75,171)	—	—	(75,171)
Adjustment of additional minimum pension liability	—	—	—	—	(4,299)	—	(4,299)
Valuation allowance adjustment	—	—	—	—	2,706	—	2,706
Translation adjustment	—	—	—	—	(10,115)	—	(10,115)
Other unrealized gains and losses	—	—	—	—	4,759	—	4,759

Comprehensive income							(82,120)
Issuance of common stock	1,150	11	29,840	—	—	—	29,851
Vesting of restricted stock units	180	—	—	—	—	—	—
Treasury shares surrendered	(124)	—	—	—	—	(3,409)	(3,409)
Amortization of unearned compensation	—	—	30,389	—	—	—	30,389
Restricted stock units surrendered	—	—	(2,593)	—	—	—	(2,593)

Balances at September 30, 2011, Successor Company	52,226	$525	$1,374,097	$(336,063)	$(14,446)	$(5,616)	$1,018,497

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor Company			Predecessor Company
	Year Ended September 30, 2011	Year Ended September 30, 2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Cash flows from operating activities:
Net (loss) income	$(75,171)	$(190,107)	$(70,785)	$1,013,941
(Loss) income from discontinued operations	—	(2,735)	408	(86,802)

(Loss) income from continuing operations	(75,171)	(187,372)	(71,193)	1,100,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	47,065	54,822	5,158	36,745
Amortization of intangibles	57,695	45,920	3,513	19,099
Amortization of debt issuance costs	13,198	9,030	314	13,338
Amortization of unearned restricted stock compensation	30,389	16,676	—	2,636
Intangible asset impairment	32,450	—	—	34,391
Non-cash goodwill adjustment due to release of valuation allowance	—	—	47,443	—
Fresh-start reporting adjustments	—	—	—	(1,087,566)
Gain on cancelation of debt	—	—	—	(146,555)
Administrative related reorganization items	—	3,646	3,962	91,312
Payments for administrative related reorganization items	—	(47,173)	—	—
Deferred income taxes	24,374	51,731	3,498	22,046
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,865	—	—
Non-cash interest expense on 12% Notes	—	24,555	—	—
Write off of unamortized discount upon refinancing Term Loan	8,950	59,162	—	—
Write off of debt issuance costs upon refinancing Term Loan	15,420	6,551	—	2,358
Non-cash restructuring and related charges	15,143	16,359	1,299	28,368
Non-cash debt accretion	4,773	18,302	2,861	—
Changes in assets and liabilities:
Accounts receivable	12,969	12,702	5,699	68,203
Inventories	96,406	(66,127)	48,995	9,004
Prepaid expenses and other current assets	815	2,025	1,256	5,131
Accounts payable and accrued liabilities	(60,505)	86,497	22,438	(80,463)
Other assets and liabilities	3,418	(73,612)	(6,565)	(88,996)

Net cash provided by operating activities of continuing operations	227,389	68,559	68,678	29,794
Net cash (used) provided by operating activities of discontinued operations	—	(11,221)	6,273	(28,187)

Net cash provided by operating activities	227,389	57,338	74,951	1,607
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,160)	(40,316)	(2,718)	(8,066)
Proceeds from sale of property, plant and equipment	243	388	71	379
Acquisitions, net of cash acquired	(11,053)	(2,577)	—	(8,460)
Proceeds from sale of assets held for sale	6,997	—	—	—
Other investing activity	(5,723)	—	—	—

Net cash used by investing activities of continuing operations	(45,696)	(42,505)	(2,647)	(16,147)
Net cash used by investing activities of discontinued operations	—	—	—	(855)

Net cash used by investing activities	(45,696)	(42,505)	(2,647)	(17,002)
Cash flows from financing activities:
Net proceeds from equity offering	29,851	—	—	—
Proceeds from new Senior Credit Facilities, excluding new ABL Revolving Credit Facility, net of discount	—	1,474,755	—	—
Payment of senior credit facilities, excluding old ABL revolving credit facility	(224,763)	(1,278,760)	—	—
Expensed prepayment penalty of term loan facility refinanced in Fiscal 2011	(5,653)	—	—	—
Reduction of other debt	—	(8,456)	(4,603)	(120,583)
Proceeds from other debt financing	5,788	13,688	—	—
Debt issuance costs, net of refund	(12,616)	(55,024)	(287)	(17,199)
Extinguished ABL Revolving Credit Facility	—	(33,225)	(31,775)	65,000
(Payments of) proceeds on supplemental loan	—	(45,000)	—	45,000
Treasury stock purchases	(3,409)	(2,207)	—	(61)

Net cash (used) provided by financing activities	(210,802)	65,771	(36,665)	(27,843)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(8,048)	—	—
Effect of exchange rate changes on cash and cash equivalents	909	258	1,002	(376)

Net (decrease) increase in cash and cash equivalents	(28,200)	72,814	36,641	(43,614)
Cash and cash equivalents, beginning of period	170,614	97,800	61,159	104,773

Cash and cash equivalents, end of period	$142,414	$170,614	$97,800	$61,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$171,577	$136,429	$5,828	$158,380
Cash paid for income taxes, net	37,171	36,951	1,336	18,768

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings” or the “Company”), is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs became wholly-owned subsidiaries of SB Holdings. Russell Hobbs was subsequently merged into Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

On February 3, 2009, Spectrum Brands, Inc. and its wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization and in accordance with Accounting Standard Codification (“ASC”) Topic 852: “Reorganizations,” the Company determined that all conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting.

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and SB Holdings and its subsidiaries subsequent to the Merger. The term “Predecessor Company” refers only to the Company prior to the Effective Date and the term “Successor Company” refers to Spectrum Brands or the Company subsequent to the Effective Date.

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, Latin America and Asia.

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

The Company’s global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden controls. Effective October 1, 2010, the Company’s chief operating decision-maker manages the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care, portable lighting business and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming, electric personal care and portable lighting business, with substantially all of the former Small Appliances segment (“Small Appliances”), which consisted of the Russell Hobbs business acquired on June 16, 2010, to form the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. Management reviews the performance of the Company based on these segments. The presentation of all historical segment data herein has been changed to conform to this segment reporting structur, which reflects the manner in which the Company’s management monitors performance and allocates resources. (For information pertaining to our business segments, see Note 11, “Segment Information”).

On June 28, 2011 the Company filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which 1,150 shares of its common stock and 6,320 shares of the Company’s common stock held by Harbinger Capital Partners Master Fund I, Ltd. (the “Selling Stockholder”) were offered to the public. The registration statement was declared effective on July 14, 2011, and at the closing of the offering, the Company received net proceeds from the sale of the 1,150 shares, after underwriting discounts and offering expenses, of approximately $29,851. The Company did not receive any proceeds from the sale of the common stock by the Selling Stockholder. SB Holdings expects to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of its business and acquisitions.

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands Holdings, Inc. and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2011, 2010 and 2009 refer to the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is generally not obligated to allow for, and its general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

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

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in Net sales and a corresponding asset is reported in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

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

(e) Concentrations of Credit Risk, Major Customers and Employees

Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 24%, 22% and 23% of the Successor Company’s Net sales during Fiscal 2011, Fiscal 2010 and the period from

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

August 31, 2009 through September 30, 2009, respectively, and approximately 23% of Net sales during the Predecessor Company’s period from October 1, 2008 through August 30, 2009. This major customer also represented approximately 16% and 15% of the Successor Company’s Trade account receivables, net as of September 30, 2011 and September 30, 2010, respectively.

Approximately 44%, 44% and 48% of the Successor Company’s Net sales during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, occurred outside of the United States and approximately 42% of the Predecessor Company’s Net sales during the period from October 1, 2008 through August 30, 2009, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

(f) Displays and Fixtures

Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.

Permanent fixtures are more permanent in nature, are generally made from wire or other longer-lived materials, and are shipped to customers for use in displaying the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.

The costs of both temporary and permanent displays are capitalized as a prepaid asset and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

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

During Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009 the Company used the discounted estimated future cash flows methodology, third party valuations and negotiated sales prices. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.

In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology were: (i) royalty rates, (ii) projected average revenue growth rates, and (iii) applicable discount rates.

A triggering event occurred in Fiscal 2011 which required the Company to test its indefinite-lived intangible assets for impairment between annual impairment dates. As more fully discussed above in Note 1, Description of Business, on October 1, 2010, the Company realigned its operating segments into three vertically integrated, product-focused reporting segments. The realignment of the Company’s operating segments constituted a triggering event for impairment testing. In connection with this interim test, the Company compared the fair value of its reporting segments to their carrying amounts both before and after the change in segment composition, and determined the fair values were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. The Company also tested the recoverability of its identified indefinite-lived intangibles in connection with the realignment of its operating segments and concluded that the fair values of these assets exceeded their carrying values.

In connection with the Successor Company’s annual goodwill impairment testing performed during Fiscal 2011 and Fiscal 2010 the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

In connection with the Predecessor Company’s annual goodwill impairment testing performed during Fiscal 2009, which was completed by the Predecessor Company before applying fresh-start reporting, the first step of such testing indicated that the fair value of the Predecessor Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2011 the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 the Company recorded a non-cash pretax intangible asset impairment charge of approximately $32,450, which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. During Fiscal 2010 the Company concluded that the fair value of its intangible assets exceeded their carrying value.

During the period from October 1, 2008 through August 30, 2009, in connection with its annual impairment testing, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during the period from October 1, 2008 through August 30, 2009, the Company recorded non-cash pretax impairment charges of approximately $34,391, representing the excess of the carrying amounts of the intangible assets over the fair value of such assets.

The non-cash impairments of trade name intangible assets during Fiscal 2011 and during the period from October 1, 2008 through August 30, 2009, have been recorded as a separate component of Operating expenses.

The above impairments of trade name intangible assets were primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition or upon adoption of fresh start reporting.

Intangibles with Definite or Estimable Useful Lives

The Company assesses the recoverability of intangible assets with definite or estimable useful lives whenever an event or circumstance occurs that indicates an impairment loss may have been incurred. The Company assesses the recoverability of these intangible assets by determining whether their carrying value can

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the carrying value of the assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to estimated fair value determined based on projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used in estimating fair value are based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

(k) Accounts Payable

Included in accounts payable are book overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income tax expense.

(m) Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2011 and September 30, 2010, accumulated gains related to foreign currency translation adjustments of $8,377 and $18,492, respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the consolidate statements of operations in the period they occur. Successor Company exchange losses (gains) on foreign currency transactions aggregating $3,370, $13,336 and $(726) for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations. Predecessor Company exchange losses on foreign currency transactions aggregating $4,440 for the period from October 1, 2008 through August 30, 2009, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Successor Company incurred shipping and handling costs of $201,480, $161,148 and $12,866 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company incurred shipping and handling costs of $135,511 during the period from October 1, 2008 through August 30, 2009. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Successor Company incurred advertising costs of $30,673, $37,520 and $3,166 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company incurred expenses for advertising of $25,813 during the period from October 1, 2008 through August 30, 2009. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net (loss) income per common share does not consider the effect of dilutive common stock equivalents. As long as their effect is not anti-dilutive, diluted net (loss) income per common share reflects the dilution that would occur if employee stock options and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net (loss) income of the entity. The computation of diluted net (loss) income per common share uses the “treasury stock” method to reflect dilution. The difference between the number of shares used in the calculations of basic and diluted net (loss) income per share is due to the effects of restricted stock and assumed conversion of employee stock options awards.

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Net (loss) income per common share is calculated based upon the following shares:

	Successor Company			Predecessor Company
	September 30, 2011	September 30, 2010	September 30, 2009	August 30, 2009
Basic	51,092	36,000	30,000	51,306
Effect of restricted stock and assumed conversion of stock options	—	—	—	—

Diluted	51,092	36,000	30,000	51,306

The Successor Company for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, and the Predecessor Company for the period from October 1, 2008 through August 30, 2009 has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

On June 16, 2010, the Company issued 20,433 shares of its common stock in conjunction with the Merger. Additionally, all shares of its wholly owned subsidiary Spectrum Brands, were converted to shares of SB Holdings on June 16, 2010. On July 20, 2011, the Company issued an additional 1,150 shares of its common stock. (See also, Note 15, Acquisition, for a more complete discussion of the Merger.)

(r) Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.

(s) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

(t) Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and additional minimum pension liabilities associated with the Company’s pension plans. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, the Company does not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be permanently reinvested.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Amounts recorded in AOCI on the accompanying Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for Fiscal 2011, Fiscal 2010 and Fiscal 2009 are net of the following tax (benefit) expense amounts:

	Pension Adjustment	Cash Flow Hedges	Translation Adjustment	Total
2011 (Successor Company)	$(5,566)	$3,002	$(2,250)	$(4,814)
2010 (Successor Company)	$(6,141)	$(2,659)	$(1,566)	$(10,366)
2009 (Successor Company)	$247	$16	$319	$582
2009 (Predecessor Company)	$(497)	$5,286	$(40)	$4,749

(u) Stock Compensation

The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards at the date of grant and recognizes these costs over the requisite service period of the awards.

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger the 2009 Plan was assumed by SB Holdings. Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan.

In conjunction with the Merger, the Company adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan.

On October 21, 2010, the Company’s Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. Up to 4,626 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan.

Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during Fiscal 2011 was $30,389 or $19,753, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $467 or $304 net of taxes, related to the accelerated vesting of certain awards to terminated employees.

Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during Fiscal 2010 was $16,676 or $10,839, net of taxes. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $2,141 or $1,392 net of taxes, was included in Restructuring and related charges primarily related to the accelerated vesting of certain awards to terminated employees. The Successor Company recorded no stock compensation expense during the period from August 31, 2009 through September 30, 2009.

Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Predecessor Company during the period from October 1, 2008 through August 30, 2009 was $2,636 or $1,642, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Successor Company granted approximately 1,674 shares of restricted stock during Fiscal 2011. Of these grants, 93 restricted stock units are time-based and vest over a period ranging from one year to three years. The remaining 1,581 shares are restricted stock units that are both performance and time-based and vest as follows: (i) 699 stock units vest over a one year performance based period followed by a one year time-based period and (ii) 882 stock units vest over a two year performance based period followed by a one year time-based period. The total market value of the restricted shares on the date of the grant was approximately $48,530.

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

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock awards and restricted stock units as of September 30, 2011 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2009	—	$—	$—
Granted	668	23.43	15,648
Vested	(222)	23.15	(5,140)

Restricted stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(323)	23.32	(7,531)

Restricted stock awards at September 30, 2011	123	$24.20	$2,977

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2009	—	$—	$—
Granted	271	28.23	7,651
Vested	(22)	28.32	(623)

Restricted stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,674	29.00	48,530
Forfeited	(43)	29.46	(1,267)
Vested	(235)	28.23	(6,635)

Restricted stock units at September 30, 2011	1,645	$28.97	$47,656

(v) Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 14, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).

(w) Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in Operating expenses include, but are not limited to transaction costs such as banking, legal, accounting and other professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with mergers and acquisitions.

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2011 and Fiscal 2010 associated with the Merger:

	2011	2010
Integration costs	$23,084	$3,777
Employee termination charges	8,105	9,713
Legal and professional fees	4,883	24,962

Total Acquisition and integration related charges	$36,072	$38,452

Additionally, the Company incurred $210 of legal and professional fees and integration costs associated with the acquisition of Seed Resources, LLC (“Seed Resources”) and $321 of other acquisition and integration costs during Fiscal 2011. (See Note 15, Acquisitions, for additional information on the Seed Resources acquisition.)

(x) Reorganization Items

Subsequent to the date of the Bankruptcy Filing (the “Petition Date”), the Company’s financial statements are prepared in accordance with ASC 852. ASC 852 does not change the application of GAAP in the preparation of the Company’s consolidated financial statements. However, ASC 852 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852, the Company has done the following:

•	On the accompanying Consolidated Statements of Operations, distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business; and

•

On the accompanying Consolidated Statements of Cash Flows, separately disclosed Reorganization items expense (income), net, consisting of the following: (i) Fresh-start reporting adjustments; (ii) Gain on cancelation of debt; and (iii) Administrative related reorganization items.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Reorganization items are presented separately in the accompanying Consolidated Statements of Operations and represent amounts that the Company has identified as directly relating to the bankruptcy cases. Reorganization items expense (income), net during Fiscal 2010 and during the period from August 31, 2009 through September 30, 2009 and the period from October 1, 2008 through August 30, 2009 are summarized as follows:

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

The Company did not recognize any reorganization expenses during Fiscal 2011.

(3) Inventory

Inventories consist of the following:

	September 30,
	2011	2010
Raw materials	$59,928	$62,857
Work-in-process	25,465	28,239
Finished goods	349,237	439,246

	$434,630	$530,342

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2011	2010
Land, buildings and improvements	$101,303	$79,935
Machinery, equipment and other	202,309	157,172
Construction in progress	10,134	24,037

	313,746	261,144
Less accumulated depreciation	107,357	59,980

	$206,389	$201,164

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(5) Goodwill and Intangible Assets

Intangible assets consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2009	$152,293	$160,248	$170,807	$483,348
Additions due to Russell Hobbs Merger	116,607	2,629	843	120,079
Effect of translation	(480)	(2,892)	—	(3,372)

Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Additions	—	10,029	255	10,284
Effect of translation	(272)	271	—	(1)

Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2009	$401,983	$212,253	$76,000	$690,236
Additions due to Russell Hobbs Merger	164,730	6,200	—	170,930
Effect of translation	3,232	(6,920)	—	(3,688)

Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Additions	—	2,630	150	2,780
Intangible asset impairment	(23,200)	(8,600)	(650)	(32,450)
Effect of translation	(941)	(72)	—	(1,013)

Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795

Intangible Assets Subject to Amortization
Balance at September 30, 2009, net	$354,433	$245,005	$172,271	$771,709
Additions due to Russell Hobbs Merger	186,508	4,100	1,789	192,397
Amortization during period	(22,189)	(14,981)	(8,750)	(45,920)
Effect of translation	(2,428)	(3,876)	—	(6,304)

Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Additions	—	4,193	—	4,193
Amortization during period	(33,184)	(15,599)	(8,912)	(57,695)
Effect of translation	(1,667)	401	—	(1,266)

Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114

Total Intangible Assets, net at September 30, 2011	$1,027,277	$424,734	$231,898	$1,683,909

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $58,170, net of accumulated amortization of $13,635 at September 30, 2011 and $60,792, net of accumulated amortization of $6,305 at September 30, 2010. The Company’s trade names subject to amortization relate to intangible assets recognizes as a result of the valuation under fresh-start reporting and in connection with the Merger with Russell Hobbs. The carrying value of these trade names was $133,380, net of accumulated amortization of $16,320 at September 30, 2011 and $145,939, net of accumulated amortization of $3,750 at September 30, 2010. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $665,564, net of accumulated amortization of $73,373 at September 30, 2011 and $705,151, net of accumulated

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

amortization of $35,865 at September 30, 2010. The useful life of the Company’s intangible assets subject to amortization are 4 to 8 years for proprietary technology assets related to the Global Pet Supplies segment, 9 to 17 years for proprietary technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of Global Batteries & Appliances, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have incurred. During Fiscal 2011, Fiscal 2010 and the period from October 1, 2008 through August 30, 2009 the Company conducted impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing the Company recorded non-cash pretax intangible asset impairment charges of approximately $32,450 during Fiscal 2011 and $34,391 in the period from October 1, 2008 through August 30, 2009. Both the $32,450 recorded during Fiscal 2011 and the $34,391 recorded during the period from October 1, 2008 through August 30, 2009 related to impaired trade name intangible assets. (See also Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).

The amortization expense related to intangibles subject to amortization for the Successor Company for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, and the Predecessor Company for the period from October 1, 2008 through August 30, 2009 is as follows:

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Proprietary technology amortization	$6,817	$6,305	$515	$3,448
Customer list amortization	38,320	35,865	2,988	14,920
Trade names amortization	12,558	3,750	10	731

	$57,695	$45,920	$3,513	$19,099

The Company estimates annual amortization expense for the next five fiscal years will approximate $58,000 per year.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(6) Debt

Debt consists of the following:

	September 30, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, maturing June 17, 2016	$525,237	5.1%	$750,000	8.1%
9.5% Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	—	2.5%	—	4.1%
Other notes and obligations	19,333	10.5%	13,605	10.8%
Capitalized lease obligations	24,911	6.2%	11,755	5.2%

	1,564,512		1,770,391
Original issuance discounts on debt	(12,900)		(26,624)
Less current maturities	16,090		20,710

Long-term debt	$1,535,522		$1,723,057

The Successor Company’s aggregate scheduled maturities of debt as of September 30, 2011 are as follows:

2012	$16,090
2013	14,347
2014	8,792
2015	8,376
2016	505,974
Thereafter	1,010,933

$1,564,512

The Company’s aggregate capitalized lease obligations included in the amounts above are payable in installments of $2,645 in 2012, $2,208 in 2013, $1,671 in 2014, $1,255 in 2015, $1,230 in 2016 and $15,902 thereafter.

In connection with the Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. dollar term loan, (ii) issued $750,000 of 9.5% Notes and (iii) entered into a $300,000 ABL Revolving Credit Facility. The proceeds from such financings were used to repay Spectrum Brands’ senior term credit facility that existed at the time of emergence under Chapter 11 of the Bankruptcy Code (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Senior Term Credit Facility

On February 1, 2011, the Company completed the refinancing of its term loan facility, which was initially established in connection with the Merger and had an aggregate amount outstanding of $680,000 upon refinancing (the “Term Loan”), with an amended and restated credit agreement, together with the amended ABL Revolving Credit Facility, (the “Senior Credit Facilities”) at a lower interest rate.

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

The Company recorded $10,545 of fees in connection with the Term Loan during Fiscal 2011. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the refinancing, included in Fiscal 2011 Interest expense are cash charges of $4,954 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $24,370. In connection with voluntary prepayments of $220,000 of the Term Loan during Fiscal 2011, the Company recorded cash charges of $700 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $7,521 as an adjustment to increase interest expense.

At September 30, 2011 and September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $525,237 and $750,000, respectively.

9.5% Notes

At both September 30, 2011 and September 30, 2010, the Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, the Company recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Debtors’ confirmed plan of reorganization, the Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind (“PIK”). PIK interest is added to principal on the relevant semi-annual interest payment date. Under the Prior Term Facility, the Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods following the Effective Date. As a result of the refinancing of the Prior Term Facility, the Company is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. All Fiscal 2011 interest payments were made in cash.

The Company may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

At both September 30, 2011 and September 30, 2010, the Company had outstanding principal of $245,031, respectively, under the 12% Notes, including PIK interest of $26,955 that was added to principal during Fiscal 2010.

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

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

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

During Fiscal 2010, the Company recorded $2,966 of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

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

During Fiscal 2010, the Company recorded $9,839 of fees in connection with the ABL Revolving Credit Facility. During Fiscal 2011, the Company recorded $2,071 of fees in connection with the amendment. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2011, the Company had aggregate borrowing availability of approximately $176,612, net of lender reserves of $48,769 and outstanding letters of credit of $32,962.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

At September 30, 2010, the Company had aggregate borrowing availability of approximately $225,255, net of lender reserves of $28,972 and outstanding letters of credit of $36,969.

(7) Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”).

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position were as follows:

Asset Derivatives		September 30, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$274	$2,371
Commodity contracts	Deferred charges and other	—	1,543
Foreign exchange contracts	Receivables—Other	3,189	20
Foreign exchange contracts	Deferred charges and other	—	55

Total asset derivatives designated as hedging instruments under ASC 815		$3,463	$3,989

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	—	—

Total asset derivatives		$3,463	$3,989

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position were as follows:

Liability Derivatives		September 30, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$1,246	$3,734
Interest rate contracts	Accrued interest	708	861
Interest rate contracts	Other long term liabilities	—	2,032
Commodity contracts	Accounts payable	1,228	—
Commodity contracts	Other long term liabilities	4	—
Foreign exchange contracts	Accounts payable	2,698	6,544
Foreign exchange contracts	Other long term liabilities	—	1,057

Total liability derivatives designated as hedging instruments under ASC 815		$5,884	$14,228

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	10,945	9,698
Foreign exchange contracts	Other long term liabilities	12,036	20,887

Total liability derivatives		$28,865	$44,813

Changes in AOCI from Derivative Instruments

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

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2011 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,750)	Cost of goods sold	$2,617	Cost of goods sold	$(47)
Interest rate contracts	(88)	Interest expense	(3,319)	Interest expense	(205	)(A)
Foreign exchange contracts	(487)	Net Sales	(131)	Net sales	—
Foreign exchange contracts	(4,011)	Cost of goods sold	(12,384)	Cost of goods sold	—

Total	$(6,336)		$(13,217)		$(252)

(A)	Reclassified from AOCI associated with the prepayment of portions of the senior credit facility. (See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2010 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$3,646	Cost of goods sold	$719	Cost of goods sold	$(1)
Interest rate contracts	(13,059)	Interest expense	(4,439)	Interest expense	(6,112	)(A)
Foreign exchange contracts	(752)	Net Sales	(812)	Net sales	—
Foreign exchange contracts	(4,560)	Cost of goods sold	2,481	Cost of goods sold	—

Total	$(14,725)		$(2,051)		$(6,113)

(A)	Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany payments and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change.

During Fiscal 2011 the Successor Company recognized the following respective gains (losses) on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$(5,052)	Other expense (income), net

During Fiscal 2010 the Successor Company recognized the following respective gains (losses) on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Commodity contracts	$153	Cost of goods sold
Foreign exchange contracts	(42,039)	Other expense (income), net

Total	$(41,886)

During the period from August 31, 2009 through September 30, 2009 (Successor Company) and the period from October 1, 2008 through August 30, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	Location of Gain or (Loss) Recognized in Income on Derivatives
Interest rate contracts(A)	$—	$(6,191)	Interest expense
Foreign exchange contracts	(1,469)	3,075	Other expense (income), net

Total	$(1,469)	$(3,116)

(A)	Amount represents portion of certain future payments related to interest rate contracts that were de-designated as cash flow hedges during the pendency of the Bankruptcy Cases.

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $18 and $75, respectively, at September 30, 2011 and September 30, 2010.

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2011 and September 30, 2010, the Company had posted cash collateral of $418 and $2,363, respectively, related to such liability positions. In addition, at September 30, 2011 and September 30, 2010, the Company had posted standby letters of credit of $2,000 and $4,000, respectively, related to such liability positions. The cash collateral is included in Receivables—Other within the accompanying Consolidated Statements of Financial Position.

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $200,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). During Fiscal 2010, in connection with the refinancing of its senior credit facilities, the Company terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense. The derivative net loss on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2011 was $545, net of tax benefit of $334. The derivative net loss on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2010 was $2,675, net of tax benefit of $1,640. The derivative net gain or loss on these contracts recorded in AOCI by the Company at September 30, 2009 was $0. At September 30, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $545, net of tax.

In connection with the Company’s merger with Russell Hobbs and the refinancing of the Company’s existing senior credit facilities associated with the closing of the Merger, the Company assessed the prospective effectiveness of its interest rate cash flow hedges during Fiscal 2010. As a result, during Fiscal 2010, the Company ceased hedge accounting and recorded a loss of $1,451 as an adjustment to interest expense for the change in fair value of its U.S. dollar swaps from the date of de-designation until the U.S. dollar swaps were re-designated. The Company also evaluated whether the amounts recorded in AOCI associated with the forecasted U.S. dollar swap transactions were probable of not occurring and determined that occurrence of the transactions was still reasonably possible. Upon the refinancing of the existing senior credit facility associated with the closing of the Merger, the Company re-designated the U.S. dollar swaps as cash flow hedges of certain scheduled interest rate payments on the new $750,000 U.S. Dollar Term Loan expiring June 17, 2016. At September 30, 2011, the Company believes that all forecasted interest rate swap transactions designated as cash flow hedges are probable of occurring.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Company’s interest rate swap derivative financial instruments at September 30, 2011 and September 30, 2010 are summarized as follows:

	2011		2010
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$200,000	.28 years	$300,000	1.28 years
Interest rate swaps-fixed	$300,000	.36 years	$300,000	1.36 years

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

At September 30, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. At September 30, 2010 the Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The pretax derivative gain on these contracts recorded in AOCI by the Company at September 30, 2011 was $343, net of tax expense of $148. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2010 was $5,322, net of tax benefit of $2,204. At September 30, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $343, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2011 the Company had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. At September 30, 2010 the Company had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2011 was $599, net of tax benefit of $312. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2010 was $2,256, net of tax expense of $1,201. At September 30, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $597, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. During the period from October 1, 2008 through August 30, 2009 (Predecessor Company) $2,116 of pretax derivative losses were recorded as an adjustment to Loss from Discontinued operations, net of tax, for swap or option contracts settled at maturity. The hedges are generally highly effective; however, during the period from October 1, 2008 through August 30, 2009, $12,803 of pretax derivative losses, were recorded as

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

an adjustment to Loss from discontinued operations, net of tax, by the Predecessor Company. The amount recorded during the period from October 1, 2008 through August 30, 2009, was due to the shutdown of the growing products portion of the Home and Garden Business and a determination that the forecasted transactions were probable of not occurring. The Successor Company had no such swap contracts outstanding as of September 30, 2009 and no related gain or loss recorded in AOCI.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2011 and September 30, 2010 the Company had $265,974 and $333,562, respectively, of such foreign exchange derivative notional value contracts outstanding.

During the period from October 1, 2008 through August 30, 2009, as a result of the Bankruptcy Cases, the Predecessor Company determined that previously designated cash flow hedge relationships associated with interest rate swaps became ineffective as of the Company’s Petition Date. Further, the Company’s then existing senior secured term credit agreement was amended in connection with the implementation of the Plan, and accordingly the underlying transactions did not occur as originally forecasted. As a result, the Predecessor Company reclassified approximately $6,191 of pretax losses from AOCI as an adjustment to Interest expense during the period from October 1, 2008 through August 30, 2009. As a result, the portion of derivative net losses to be reclassified from AOCI into earnings over the next 12 months was $0. The Predecessor Company’s related derivative contracts were terminated during the pendency of the Bankruptcy Cases and settled at a loss on the Effective Date.

(8) Fair Value of Financial Instruments

ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”), establishes a new framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the year.

The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1 -	Unadjusted quoted prices for identical instruments in active markets.

Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.

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

The Company’s net derivative portfolio as of September 30, 2011, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$(1,954)	$—	$(1,954)
Commodity contracts	$—	$(958)	$—	$(958)
Foreign exchange contracts, net	—	(22,489)	$—	(22,489)

Total Liabilities	$—	$(25,401)	$—	$(25,401)

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Company’s net derivative portfolio as of September 30, 2010, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2010 were as follows:

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

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). The Company recorded impairment charges related to intangible assets during Fiscal 2011. (See also Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on impairment testing.)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,551,612)	$(1,635,528)	$(1,743,767)	$(1,868,754)
Interest rate swap agreements	(1,954)	(1,954)	(6,627)	(6,627)
Commodity swap and option agreements	(958)	(958)	3,914	3,914
Foreign exchange forward agreements	(22,489)	(22,489)	(38,111)	(38,111)

(9) Income Taxes

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Pretax income (loss):
United States	$(119,984)	$(230,262)	$(28,043)	$936,379
Outside the United States	137,108	106,079	8,043	186,975

Total pretax income (loss)	$17,124	$(124,183)	$(20,000)	$1,123,354

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The components of income tax expense are as follows:

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Current:
Foreign	32,649	44,481	$3,111	$24,159
State	2,332	2,907	282	(364)

Total current	34,981	47,388	3,393	23,795
Deferred:
Federal	20,247	22,119	49,790	(1,599)
Foreign	28,054	(6,514)	(1,266)	1,581
State	9,013	196	(724)	(1,166)

Total deferred	57,314	15,801	47,800	(1,184)

Income tax expense	$92,295	$63,189	$51,193	$22,611

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Permanent items	61.9	(2.1)	5.9	1.0
Foreign statutory rate vs. U.S. statutory rate	(83.1)	8.1	3.6	(0.8)
State income taxes, net of federal benefit	7.2	4.0	3.9	(0.6)
Fresh-start reporting valuation adjustment(A)	—	—	—	(33.9)
Gain on settlement of liabilities subject to compromise	—	—	—	4.5
Professional fees incurred in connection with Bankruptcy Filing	—	—	—	1.4
Residual tax on foreign earnings	83.8	(7.5)	(284.7)	—
Valuation allowance	428.1	(73.3)	(7.4)	(4.6)
Reorganization items	—	(6.1)	—	—
Unrecognized tax benefits	(16.3)	(2.6)	(9.3)	—
Inflationary adjustments	(8.6)	(2.7)	(1.1)	—
Correction of immaterial prior period error	28.5	(4.8)	—	—
Other	2.5	1.1	(1.9)	—

	539.0%	(50.9)%	(256.0)%	2.0%

(A)	Includes the adjustment to the valuation allowance resulting from fresh-start reporting.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	Successor Company
	September 30,
	2011	2010
Current deferred tax assets:
Employee benefits	$14,188	$21,770
Restructuring	10,682	6,486
Inventories and receivables	21,521	13,484
Marketing and promotional accruals	8,911	5,783
Other	14,742	22,712
Valuation allowance	(28,772)	(28,668)

Total current deferred tax assets	41,272	41,567
Current deferred tax liabilities:
Inventories and receivables	(5,015)	(1,947)
Other	(8,087)	(3,885)

Total current deferred tax liabilities	(13,102)	(5,832)

Net current deferred tax assets	$28,170	$35,735

Noncurrent deferred tax assets:
Employee benefits	$30,177	$17,599
Restructuring and purchase accounting	2,269	20,541
Marketing and promotional accruals	587	1,311
Net operating loss and credit carry forwards	525,394	513,779
Prepaid royalty	7,346	9,708
Property, plant and equipment	5,240	3,207
Unrealized losses	9,000	4,202
Other	32,507	14,335
Valuation allowance	(345,121)	(302,268)

Total noncurrent deferred tax assets	267,399	282,414
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(16,593)	(13,862)
Unrealized gains	(11,619)	—
Intangibles	(571,454)	(544,478)
Other	(5,069)	(1,917)

Total noncurrent deferred tax liabilities	(604,735)	(560,257)

Net noncurrent deferred tax liabilities	$(337,336)	$(277,843)

Net current and noncurrent deferred tax liabilities	$(309,166)	$(242,108)

During Fiscal 2011, the Company recorded residual U.S. and foreign taxes on approximately $39,391 of distributions of foreign earnings resulting in an increase in tax expense of approximately $771. The distributions were primarily non-cash deemed distributions under U.S. tax law. During Fiscal 2010, the Company recorded residual U.S. and foreign taxes on approximately $26,600 of distributions of foreign earnings resulting in an

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

increase in tax expense of approximately $9,312. The distributions were primarily non-cash deemed distributions under U.S. tax law. During the period from August 31, 2009 through September 30, 2009, the Successor Company recorded residual U.S. and foreign taxes on approximately $165,937 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense of approximately $58,295. The Company made these distributions, which were primarily non-cash, to reduce the U.S. tax loss for Fiscal 2009 as a result of Section 382 considerations. Remaining undistributed earnings of the Company’s foreign operations amounting to approximately $451,796 and $302,447 at September 30, 2011 and September 30, 2010, respectively, are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2011 and September 30, 2010. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time. In light of the Company’s plans to voluntarily pay down its U.S. debt, repurchase shares, fund U.S. acquisitions and the Company’s ongoing U.S. operational cash flow requirements, the Company does not intend to treat future earnings of its non-U.S. subsidiaries (i.e. earnings beginning in Fiscal 2012and forward) as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings.

The Company, as of September 30, 2011, has U.S. federal and state net operating loss carryforwards of approximately $1,163,012 and $1,197,367, respectively. These net operating loss carryforwards expire through years ending in 2032. The Company has foreign loss carryforwards of approximately $140,062 which will expire beginning in 2012. Certain of the foreign net operating losses have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under IRC Section 382, that subject the Company’s U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Due to these limitations, the Company estimates that $302,465 of the total U.S. federal and $385,159 of the state net operating loss would expire unused if the Company generates sufficient income to otherwise use all its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. The Company also projects that $35,354 of the total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against these deferred tax assets.

The Predecessor Company recognized income tax expense of approximately $124,054 related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. The Company, has, in accordance with IRC Section 108, reduced its net operating loss carryforwards for cancellation of debt income that arose from its emergence from Chapter 11 of the Bankruptcy Code, under IRC Section 382(1)(6).

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2011 and September 30, 2010, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $373,893 and $330,936, respectively. As of September 30, 2011 and September 30, 2010, approximately $338,538 and $299,524, respectively, related to U.S. net deferred tax assets, and approximately $35,354 and $31,412, respectively, related to foreign net deferred tax assets. The increase in the valuation allowance for deferred tax assets during Fiscal 2011 totaled approximately

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

$42,957, of which approximately $39,014 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $3,942 related to an increase in the valuation allowance against foreign net deferred tax assets. During Fiscal 2011, the Company determined that a valuation allowance is required against deferred tax assets related to net operating losses in Brazil, and thus recorded a $25,877 charge to increase the valuation allowance. The Company also removed net operating losses and the corresponding valuation allowances in those reorganizations where the net operating losses could not be carried over to a new entity.

The total amount of unrecognized tax benefits on the Successor Company’s Consolidated Statements of Financial Position at September 30, 2011 and September 30, 2010 are $9,013 and $12,808, respectively. If recognized in the future, the entire amount of unrecognized tax benefits will affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Successor Company as of September 30, 2011 and September 30, 2010 had approximately $4,682 and $5,860, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2011 was a net decrease to income tax expense of $(1,422). The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2010 was a net increase to income tax expense of $1,527. The impact related to interest and penalties on the Consolidated Statements of Operations for the period from October 1, 2008 through August 30, 2009 (Predecessor Company) and the period from August 31, 2009 through September 30, 2009 (Successor Company) was not material. In connection with the Merger, the Company recorded additional unrecognized tax benefits of approximately $3,299 as part of purchase accounting.

As of September 30, 2011, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

The following table summarizes the changes to the amount of unrecognized tax benefits of Company for Fiscal 2011, Fiscal 2010, and Fiscal 2009:

Unrecognized tax benefits at September 30, 2008 (Predecessor Company)	$6,755
Gross increase – tax positions in prior period	26
Gross decrease – tax positions in prior period	(11)
Gross increase – tax positions in current period	1,673
Lapse of statutes of limitations	(807)

Unrecognized tax benefits at August 30, 2009 (Predecessor Company)	$7,636
Gross decrease – tax positions in prior period	(15)
Gross increase – tax positions in current period	174
Lapse of statutes of limitations	(30)

Unrecognized tax benefits at September 30, 2009 (Successor Company)	$7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
Gross decrease – tax positions in prior period	(904)
Gross increase – tax positions in current period	3,390
Lapse of statutes of limitations	(694)

Unrecognized tax benefits at September 30, 2010 (Successor Company)	$12,808
Gross increase – tax positions in prior period	1,658
Gross decrease – tax positions in prior period	(823)
Gross increase – tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,376)

Unrecognized tax benefits at September 30, 2011 (Successor Company)	$9,013

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom, and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2007 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2007 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2008, 2009, 2010 and 2011 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S., federal tax filings for years prior to and including Russell Hobbs year ended June 30, 2008 are closed. However, the federal net operating loss carryforwards for Russell Hobbs fiscal years ended June 30, 2008 and prior are subject to examination by the IRS until the year that such net operating losses are utilized and those years are closed for audit.

During Fiscal 2011 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to the effective state income tax rates for the U.S. subsidiaries. During Fiscal 2010 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to deferred taxes in certain foreign jurisdictions. We believe the correction of these errors to be both quantitatively and qualitatively immaterial to our annual results for Fiscal 2011, Fiscal 2010 or to any of our previously issued financial statements. The impact of the corrections were an increase to income tax expense and an increase to deferred tax liabilities in Fiscal 2011 of approximately $4,873 and an increase to income tax expense and a decrease to deferred tax assets in Fiscal 2010 of approximately $5,900.

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

Under the Tetra U.S. postretirement plan, the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles, coinsurance and copayments.

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$214,977	$132,752	$527	$476
Obligations assumed from Merger with Russell Hobbs	—	54,468	—	—
Service cost	2,543	2,479	11	9
Interest cost	10,380	8,239	27	26
Actuarial (gain) loss	(9,027)	25,140	(21)	25
Participant contributions	189	495	—	—
Benefits paid	(8,685)	(6,526)	(2)	(9)
Foreign currency exchange rate changes	(905)	(2,070)	—	—

Benefit obligation, end of year	$209,472	$214,977	$542	$527

Change in plan assets
Fair value of plan assets, beginning of year	$125,566	$78,345	$—	$—
Assets acquired from Merger with Russell Hobbs	—	38,458	—	—
Actual return on plan assets	(100)	7,613	—	—
Employer contributions	12,854	6,234	2	9
Employee contributions	1,821	2,127	—	—
Benefits paid	(8,685)	(6,526)	(2)	(9)
Plan expenses paid	(226)	(237)	—	—
Foreign currency exchange rate changes	(589)	(448)	—	—

Fair value of plan assets, end of year	$130,641	$125,566	$—	$—

Accrued Benefit Cost	$(78,831)	$(89,411)	$(542)	$(527)

Weighted-average assumptions:
Discount rate	4.2%-13.6%	4.2%-13.6%	5.0%	5.0%
Expected return on plan assets	3.0%-7.8%	4.5%-8.8%	N/A	N/A
Rate of compensation increase	0%-5.5%	0%-5.5%	N/A	N/A

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The net underfunded status as of September 30, 2011 and September 30, 2010 of $78,831 and $89,411, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2011 and September 30, 2010 are unrecognized net losses of $21,496, net of tax benefit of $11,460 and $17,197, net of tax benefit of $5,894, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2012 is $693.

At September 30, 2011, the Company’s total pension and deferred compensation benefit obligation of $209,472 consisted of $67,611 associated with U.S. plans and $141,861 associated with international plans. The fair value of the Company’s assets of $130,641 consisted of $43,582 associated with U.S. plans and $87,059 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5.0% and approximately 4.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

At September 30, 2010, the Company’s total pension and deferred compensation benefit obligation of $214,977 consisted of $62,126 associated with U.S. plans and $152,851 associated with international plans. The fair value of the Company’s assets of $125,566 consisted of $44,284 associated with U.S. plans and $81,282 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5% and approximately 4.8% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits				Other Benefits
	Successor Company			Predecessor Company	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Components of net periodic benefit cost
Service cost	$2,543	$2,479	$211	$2,068	$11	$9	$1	$8
Interest cost	10,380	8,239	612	6,517	27	26	2	24
Expected return on assets	(7,829)	(5,774)	(417)	(4,253)	—	—	—	—
Amortization of prior service cost	—	535	—	202	—	—	—	—
Amortization of transition obligation	—	207	—	—	—	—	—	—
Curtailment loss	—	—	—	300	—	—	—	—
Recognized net actuarial (gain) loss	8	613	—	37	(52)	(58)	(5)	(53)

Net periodic cost (benefit)	$5,102	$6,299	$406	$4,871	$(14)	$(23)	$(2)	$(21)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target	Actual
Asset Category	2011	2011	2010
Equity Securities	0-60%	46%	43%
Fixed Income Securities	0-40%	21%	22%
Other	0-100%	33%	35%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.2%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2011 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company’s expected future pension benefit payments for Fiscal 2012 through its fiscal year 2021 are as follows:

2012	$7,464
2013	7,763
2014	8,016
2015	8,415
2016	9,036
2017 to 2021	52,300

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2011 segregated by level within the fair value hierarchy (See Note 8, Fair Value of Financial Instruments, for discussion of the fair value hierarchy and fair value principles):

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$16,516	$13,019	$—	$29,535
Common collective trust—fixed income	—	14,046	—	14,046

Total U.S. Defined Benefit Plan Assets	$16,516	$27,065	$—	$43,581

International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$29,532	$—	$29,532
Common collective trust—fixed income	—	11,467	—	11,467
Insurance contracts—general fund	—	37,987	—	37,987
Other	—	8,073	—	8,073

Total International Defined Benefit Plan Assets	$—	$87,059	$—	$87,059

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Successor Company contributions charged to operations, including discretionary amounts, for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 were $4,999, $3,464 and $44, respectively. Predecessor Company contributions charged to operations, including discretionary amounts, for the period from October 1, 2008 through August 30, 2009 were $2,623.

(11) Segment Information

Effective October 1, 2010, the Company began managing its business in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business. (See Note 1, Description of Business, for additional information regarding the Company’s realignment of its reporting segments.)

On June 16, 2010, the Company completed the Merger with Russell Hobbs. The results of Russell Hobbs operations since June 16, 2010 are in included in the Company’s Consolidated Statements of Operations.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment.

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, reorganization items expense, net, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010 expenses associated with certain general and administrative functions necessary to reflect the operating

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

segments on a standalone basis have been excluded in the determination of reportable segment profits. These expenses were previously reflected in operating segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the Successor Company for Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 and the Predecessor Company for the period from October 1, 2008 through August 30, is as follows:

Net sales to external customers

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Global Batteries & Appliances	$2,254,153	$1,658,123	$146,139	$1,188,902
Global Pet Supplies	578,905	566,335	56,270	517,601
Home and Garden Business	353,858	342,553	17,479	304,145

Total segments	$3,186,916	$2,567,011	$219,888	$2,010,648

Depreciation and amortization

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Global Batteries & Appliances	$68,084	$57,557	$4,728	$21,933
Global Pet Supplies	24,274	28,538	2,580	19,832
Home and Garden Business	12,375	14,418	1,320	11,073

Total segments	104,733	100,513	8,628	52,838
Corporate	30,416	16,905	43	5,642

Total Depreciation and amortization	$135,149	$117,418	$8,671	$58,480

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Segment profit

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Global Batteries & Appliances	$238,864	$171,298	$6,242	$165,633
Global Pet Supplies	75,564	57,675	3,269	62,365
Home and Garden Business	65,180	51,192	(4,573)	46,458

Total segments	379,608	280,165	4,938	274,456
Corporate expenses	53,967	48,817	3,100	39,180
Acquisition and integration related charges	36,603	38,452	—	—
Restructuring and related charges	28,644	24,118	1,729	44,080
Intangible asset impairment	32,450	—	—	34,391
Interest expense	208,329	277,015	16,962	172,940
Other expense (income), net	2,491	12,300	(815)	3,320

Income (loss) from continuing operations before reorganization items income taxes	$17,124	$(120,537)	$(16,038)	$(19,455)

The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela met the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. As a result, the Company remeasured the local statement of financial position of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation to the official exchange rate of 4.3 Bolivar fuerte per U.S. dollar. Based on actual exchange activity as of September 30, 2010, the Company determined that the most likely method of exchanging its Bolivar fuertes for U.S. dollars would be to formally apply with the Venezuelan government to exchange through commercial banks at the SITME rate specified by the Central Bank of Venezuela. The SITME rate as of September 30, 2010 was quoted at 5.3 Bolivar fuerte per U.S. dollar. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2010 from the official exchange rate to the 5.3 SITME rate in accordance with ASC Topic 830: “Foreign Currency Matters” (“ASC 830) as it was the expected rate at which exchanges of Bolivar fuerte to U.S. dollars would be settled.

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in Other expense (income), net, of $10,102 during Fiscal 2010 related to Bolivar fuerte denominated transactions.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

As of September 30, 2011, the Company is no longer exchanging its Bolivar Fuertes for U.S. dollars through the SITME mechanism and the SITME is no longer the most likely method of exchanging its Bolivar fuertes for U.S. dollars. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate in accordance with ASC 830 as it is the expected rate at which exchanges of Bolivar fuerte to U.S. dollars will be settled. The Company reported a foreign exchange gain in Other expense (income), net, of $(1,293) during Fiscal 2011 related to the change to the official exchange rate.

Segment total assets

	September 30,
	2011	2010
Global Batteries & Appliances	$2,275,076	$2,477,091
Global Pet Supplies	828,202	839,191
Home and Garden Business	476,381	496,143

Total segments	3,579,659	3,812,425
Corporate	47,047	61,179

Total assets at year end	$3,626,706	$3,873,604

Segment long-lived assets (A)

	September 30,
	2011	2010
Global Batteries & Appliances	$1,468,617	$1,538,511
Global Pet Supplies	647,953	654,743
Home and Garden Business	417,078	424,523

Total segments	2,533,648	2,617,777
Corporate	44,770	56,115

Long-lived assets at year end	$2,578,418	$2,673,892

(A)	Includes all of the Company’s non-current assets.

Capital expenditures

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Global Batteries & Appliances	$25,471	$28,496	$2,311	$6,642
Global Pet Supplies	7,059	7,920	288	1,260
Home and Garden Business	3,630	3,890	119	164

Total segments	36,160	40,306	2,718	8,066
Corporate	—	10	—	—

Total Capital expenditures	$36,160	$40,316	$2,718	$8,066

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Geographic Disclosures—Net sales to external customers

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
United States	$1,780,127	$1,444,779	$113,407	$1,166,920
Outside the United States	1,406,789	1,122,232	106,481	843,728

Total net sales to external customers	$3,186,916	$2,567,011	$219,888	$2,010,648

Geographic Disclosures—Long-lived assets (A)

	September 30,
	2011	2010
United States	$1,843,869	$1,884,995
Outside the United States	734,549	788,897

Long-lived assets at year end	$2,578,418	$2,673,892

(A)	Includes all of the Company’s non-current assets.

(12) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $7,302, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2012	$30,859
2013	24,262
2014	18,337
2015	12,180
2016	10,625
Thereafter	27,878

Total minimum lease payments	$124,141

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

All of the leases expire between October 2011 through January 2030. Successor Company’s total rent expense was $40,298, $30,218 and $2,351 during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. Predecessor Company’s total rent expense was $22,132 for the period from October 1, 2008 through August 30, 2009.

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

Other Agreements

On August 28, 2009, in connection with Spectrum Brands’ emergence from Chapter 11 reorganization proceedings, Spectrum Brands entered into a registration rights agreement with the Harbinger Parties, the Avenue Parties and D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”), pursuant to which the Harbinger Parties, the Avenue Parties and D.E. Shaw have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their holdings of Spectrum Brands’ 12% Notes.

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

The following table summarizes restructuring and related charges incurred by segment:

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Cost of goods sold:
Global Batteries & Appliances	$756	$3,275	$173	$11,857
Global Pet Supplies	7,085	3,837	5	1,332
Home and Garden Business	—	38	—	—

Total restructuring and related charges in cost of goods sold	7,841	7,150	178	13,189
Operating expense:
Global Batteries & Appliances	5,338	251	370	8,393
Global Pet Supplies	9,567	2,917	35	4,411
Home and Garden Business	2,704	8,419	993	5,323
Corporate	3,194	5,381	153	12,764

Total restructuring and related charges in operating expense	20,803	16,968	1,551	30,891

Total restructuring and related charges	$28,644	$24,118	$1,729	$44,080

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table summarizes restructuring and related charges incurred by type of charge:

	Successor Company			Predecessor Company
	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Costs included in cost of goods sold:
United & Tetra integration:
Termination benefits	$—	$—	$—	$6
European initiatives:
Other associated costs	—	—	7	11
Latin America initiatives:
Termination benefits	—	—	—	207
Global Realignment initiatives:
Termination benefits	—	187	—	333
Other associated costs	—	(102)	—	869
Ningbo Exit Plan:
Termination benefits	—	14	—	857
Other associated costs	273	2,148	165	8,461
Global Cost Reduction initiatives:
Termination benefits	1,679	2,630	—	200
Other associated costs	5,889	2,273	6	2,245

Total included in cost of goods sold	7,841	7,150	178	13,189
Costs included in operating expenses:
Breitenbach, France facility closure:
Other associated costs	—	—	—	(7)
United & Tetra integration:
Termination benefits	—	—	—	2,297
Other associated costs	—	—	(132)	427
European initiatives:
Termination benefits	(251)	(92)	—	—
Global Realignment:
Termination benefits	1,207	5,361	94	6,994
Other associated costs	1,931	(1,841)	45	3,440
Ningbo Exit Plan:
Other associated costs	—	—	—	1,334
Global Cost Reduction initiatives:
Termination benefits	10,155	4,268	866	5,690
Other associated costs	7,761	9,272	678	10,716

Total included in operating expenses	20,803	16,968	1,551	30,891

Total restructuring and related charges	$28,644	$24,118	$1,729	$44,080

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

2009 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segments. These initiatives also include consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives since inception, which are expected to be incurred through January 31, 2015, are projected at approximately $78,000.

The Successor Company recorded $25,484, $18,443 and $1,550 of pretax restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $18,850 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009 related to the Global Cost Reduction Initiatives.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$6,447	$4,005	$10,452
Provisions	10,423	1,319	11,742
Cash expenditures	(8,286)	(2,890)	(11,176)
Non-cash items	211	587	798

Accrual balance at September 30, 2011	$8,795	$3,021	$11,816

Expensed as incurred(A)	$1,411	$12,331	$13,742

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Successor Company during Fiscal 2011, the cumulative amount incurred from inception of the initiative through September 30, 2011 and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Appliances	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges incurred during Fiscal 2011	$6,128	$16,652	$2,704	$—	$25,484
Restructuring and related charges incurred since initiative inception	$13,167	$26,862	$16,708	$7,591	$64,328
Total future estimated restructuring and related charges expected to be incurred	$—	$10,600	$2,987	$—	$13,587

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Appliances segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives, which are complete, include the plan to exit the Company’s Ningbo battery manufacturing facility in China (the “Ningbo Exit Plan”). The Company has recorded pretax restructuring and related charges of $29,651 since the inception of the Ningbo Exit Plan.

The Successor Company recorded $273, $2,162 and $165 of pretax restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $10,652 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009, in connection with the Ningbo Exit Plan.

The following table summarizes the remaining accrual balance associated with the Ningbo Exit Plan and activity that occurred during Fiscal 2011:

Ningbo Exit Plan Summary

Other Costs
Accrual balance at September 30, 2010	$491
Provisions	24
Cash expenditures	(143)
Non-cash items	(372)

Accrual balance at September 30, 2011	$—

Expensed as incurred(A)	$249

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments: Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). Costs associated with these initiatives since inception, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92,500, the majority of which are cash costs.

In connection with the Global Realignment Initiatives, the Successor Company recorded $3,138, $3,605 and $138 of restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $11,635 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009, related to the Global Realignment Initiatives.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that occurred during Fiscal 2011:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$8,721	$2,281	$11,002
Provisions	1,207	71	1,278
Cash expenditures	(7,394)	(832)	(8,226)
Non-cash items	(5)	322	317

Accrual balance at September 30, 2011	$2,529	$1,842	$4,371

Expensed as incurred(A)	$—	$1,860	$1,860

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Successor Company during Fiscal 2011, the cumulative amount incurred from inception of the initiative through September 30, 2011 and the total future expected costs to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Appliances	Home and Garden	Corporate	Total
Restructuring and related charges incurred during Fiscal 2011	$(56)	$—	$3,194	$3,138
Restructuring and related charges incurred since initiative inception	$46,613	$6,762	$38,350	$91,725
Total future restructuring and related charges expected	$—	$—	$702	$702

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company has recorded pretax restructuring and related charges of $26,714 since the inception of the European Initiatives.

The Company recorded $(251), $(92) and $7 of pretax restructuring and related charges during Fiscal 2011, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $11 during the period from October 1, 2008 through August 30, 2009, related to the European Initiatives.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2011:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$1,801	$47	$1,848
Provisions	(251)	—	(251)
Cash expenditures	(638)	(47)	(685)
Non-cash items	(912)	—	(912)

Accrual balance at September 30, 2011	$—	$—	$—

(15) Acquisitions

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

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounted for the Merger by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition. After consummation of the Merger, the stockholders of Spectrum Brands, inclusive of the Harbinger Parties, owned approximately 60% of SB Holdings and the stockholders of Russell Hobbs owned approximately 40% of SB Holdings. Inasmuch as Russell Hobbs was a private company and its common stock was not publicly traded, the closing market price of the Spectrum Brands common stock at June 16, 2010 was used to calculate the purchase price. The total purchase price of Russell Hobbs was approximately $597,579 determined as follows:

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

•	Deferred tax liabilities, net—An adjustment of $43,086 was recorded to adjust deferred taxes for the fair value allocations made in accounting for the purchase.

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

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $363,327 as of June 16, 2010. A summary of the significant key inputs is as follows:

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

•

The Company valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 2.0% to 5.5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 1%-14% annually with a terminal year growth rate of 3%. Income taxes were estimated in a range of 30%-38% and amounts were discounted using rates between 15.5%-16.5%. Trade name and trademarks were valued at $170,930 under this approach.

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

Supplemental Pro Forma Information (Unaudited)

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2008 through Fiscal 2010.

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Net sales:
Reported Net sales	$2,567,011	$219,888	$2,010,648
Russell Hobbs adjustment	543,952	64,641	711,046

Pro forma Net sales	$3,110,963	$284,529	$2,721,694

(Loss) income from continuing operations:
Reported (loss) income from continuing operations	$(187,372)	$(71,193)	$1,100,743
Russell Hobbs adjustment	(5,504)	(2,284)	(25,121)

Pro forma (loss) income from continuing operations	$(192,876)	$(73,477)	$1,075,622

Basic and Diluted earnings per share from continuing operations(A) :
Reported Basic and Diluted earnings per share from continuing operations	$(5.20)	$(2.37)	$21.45
Russell Hobbs adjustment	(0.16)	(0.08)	(0.49)

Pro forma basic and diluted earnings per share from continuing operations	$(5.36)	$(2.45)	$20.96

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

Seed Resources

On December 3, 2010, the Company completed the $10,524 cash acquisition of Seed Resources. Seed Resources is a wild bird seed cake producer through its Birdola premium brand seed cakes. This acquisition was not significant individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting.

The results of Seed Resources operations since December 3, 2010 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Global Pet Supplies business segment. The

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

preliminary purchase price of $12,500, which includes a $1,476 sales earn out and a $500 manufacturing earn out, has been allocated to the acquired net assets, including a $1,100 trade name intangible asset and $10,029 of goodwill. The Company’s estimates and assumptions for this acquisition are subject to change as the Company obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

(16) Discontinued Operations

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

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for Fiscal 2010, the period from August 31, 2009 through September 30, 2009, and the period from October 1, 2008 through August 30, 2009, respectively:

	Successor Company		Predecessor Company
	2010	Period From August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Net sales	$—	$—	$31,306

(Loss) income from discontinued operations before income taxes	$(2,512)	$408	$(91,293)
Provision for income tax expense (benefit)	223	—	(4,491)

(Loss) income from discontinued operations, net of tax	$(2,735)	$408	$(86,802)

The Company did not record any (loss) income from discontinued operations in Fiscal 2011.

(17) New Accounting Pronouncements

Recently Adopted Accounting Guidance

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company adopted the new guidance on October 1, 2010 and the adoption did not impact the Company’s financial statements and related disclosures.

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

Recently Issued Accounting Guidance

Fair Value Measurement

In May 2011, the FASB issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance is effective for the Company for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.

Testing for Goodwill Impairment

During September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

(18) Subsequent Events

ASC 855, “Subsequent Events,” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through the date these financial statements were issued.

On November 1, 2011, the Company completed the $43,750 cash acquisition of certain trade name brands from The Homax Group, Inc., a portfolio company of Olympus Partners. In accordance with ASC 805, the

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Company will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired assets within the Company’s Home and Garden Business segment. The Company is in process of preparing the preliminary purchase price allocation.

On November 2, 2011, the Company offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.50% of the par value; these notes are in addition to the $750,000 aggregative principal amount of 9.5% Notes already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Company’s and the guarantors assets. The additional notes will vote together with the existing 9.5% Notes.

On December 5, 2011, the Company signed a definitive agreement to acquire all of the issued and outstanding common stock of FURminator, Inc. for $140,000 in cash. The transaction is subject to customary closing and regulatory approvals. In accordance with ASC 805, the Company will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired assets and liabilities within the Company’s Global Pet Supplies segment. The Company is in process of preparing the preliminary purchase price allocation.

(19) Quarterly Results (unaudited)

Fiscal 2011:

	Successor Company
	Quarter Ended
	September 30, 2011	July 3, 2011	April 3, 2011	January 2, 2011
Net sales	$827,329	$804,635	$693,885	$861,067
Gross profit	280,495	293,694	255,439	299,239
Net (loss) income	(33,831)	28,604	(50,186)	(19,758)
Basic net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)
Diluted net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)

Fiscal 2010:

	Successor Company
	Quarter Ended
	September 30, 2010	July 4, 2010	April 4, 2010	January 3, 2010
Net sales	$788,999	$653,486	$532,586	$591,940
Gross profit	274,499	252,869	209,580	184,462
Net loss	(24,317)	(86,507)	(19,034)	(60,249)
Basic net loss per common share	$(0.48)	$(2.53)	$(0.63)	$(2.01)
Diluted net loss per common share	$(0.48)	$(2.53)	$(0.63)	$(2.01)

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the year ended September 30, 2011, the year ended September 30, 2010, the period from August 31, 2009 through September 30, 2009 and the period from October 1, 2008 through August 30, 2009

(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2011 (Successor Company):
Accounts receivable allowances	$4,351	$9,777	$—	$—	$14,128
September 30, 2010 (Successor Company):
Accounts receivable allowances	$1,011	$3,340	$—	$—	$4,351
September 30, 2009 (Successor Company):
Accounts receivable allowances	$—	$1,011	$—	$—	$1,011
August 30, 2009 (Predecessor Company):
Accounts receivable allowances	$18,102	$1,763	$3,848	$16,017	$—

(A)	The “Other Adjustment” in the period from October 1, 2008 through August 30, 2009, represents the elimination of Accounts receivable allowances through fresh-start reporting as a result of the Company’s emergence from Chapter 11 of the Bankruptcy Code.

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David R. Lumley
David R. Lumley
Chief Executive Officer

DATE: December 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David R. Lumley David R. Lumley	Chief Executive Officer (Principal Executive Officer)

/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ David M. Maura David M. Maura	Chairman of the Board

/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director

/s/ Eugene I. Davis Eugene I. Davis	Director

/s/ Marc S. Kirschner Marc S. Kirschner	Director

/s/ Norman S. Matthews Norman S. Matthews	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

/s/ Omar Asali Omar Asali	Director

/s/ Virginia A. Kamsky Virginia A. Kamsky	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Credit Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.20	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.21	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.22	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.24	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.26	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.27	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.28	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.29	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.30	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.31	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.32	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.33	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.35	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.36	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.37	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.38	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.39	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.41	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.42	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.43	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.44	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.45	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”