Form 10-Q
period 2012-04-01
Spectrum Brands Holdings, Inc.
filed 2012-05-09
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 7, 2012, was 51,365,573.

SPECTRUM BRANDS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 1, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

April 1, 2012 and September 30, 2011

(Unaudited)

(Amounts in thousands, except per share figures)

	April 1, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$51,777	$142,414
Receivables:
Trade accounts receivable, net of allowances of $13,774 and $14,128, respectively	370,240	356,605
Other	45,127	37,678
Inventories	551,033	434,630
Deferred income taxes	25,796	28,170
Prepaid expenses and other	60,291	48,792

Total current assets	1,104,264	1,048,289
Property, plant and equipment, net of accumulated depreciation of $123,824 and $107,357, respectively	207,844	206,389
Deferred charges and other	40,079	36,824
Goodwill	696,770	610,338
Intangible assets, net	1,755,004	1,683,909
Debt issuance costs	44,901	40,957

Total assets	$3,848,862	$3,626,706

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$33,906	$16,090
Accounts payable	260,481	323,171
Accrued liabilities:
Wages and benefits	55,401	70,945
Income taxes payable	28,186	31,606
Accrued interest	33,025	30,467
Other	110,516	134,633

Total current liabilities	521,515	606,912
Long-term debt, net of current maturities	1,848,165	1,535,522
Employee benefit obligations, net of current portion	79,993	83,802
Deferred income taxes	377,354	337,336
Other	37,441	44,637

Total liabilities	2,864,468	2,608,209
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 52,677 and 52,431 shares, respectively; outstanding 51,366 and 52,226 shares	527	525
Additional paid-in capital	1,381,411	1,374,097
Accumulated deficit	(351,653)	(336,063)
Accumulated other comprehensive loss	(9,439)	(14,446)

	1,020,846	1,024,113
Less treasury stock, at cost, 1,311 and 205 shares, respectively	(36,452)	(5,616)

Total shareholders’ equity	984,394	1,018,497

Total liabilities and shareholders’ equity	$3,848,862	$3,626,706

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 1, 2012 and April 3, 2011

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2012	2011	2012	2011
Net sales	$746,285	$693,885	$1,595,056	$1,554,952
Cost of goods sold	484,594	436,393	1,044,734	997,627
Restructuring and related charges	1,660	2,053	6,265	2,647

Gross profit	260,031	255,439	544,057	554,678
Selling	129,912	130,362	261,671	270,582
General and administrative	56,547	58,508	107,163	119,265
Research and development	7,958	8,798	15,193	16,365
Acquisition and integration related charges	7,751	7,588	15,351	24,043
Restructuring and related charges	2,609	3,094	5,729	8,065

Total operating expenses	204,777	208,350	405,107	438,320

Operating income	55,254	47,089	138,950	116,358
Interest expense	69,273	72,431	110,396	125,525
Other (income) expense, net	(2,192)	(287)	1	602

(Loss) income from continuing operations before income taxes	(11,827)	(25,055)	28,553	(9,769)
Income tax expense	16,833	25,131	44,143	60,174

Net loss	$(28,660)	$(50,186)	$(15,590)	$(69,943)

Basic earnings per share:
Weighted average shares of common stock outstanding	51,512	50,817	51,831	50,804
Net loss	$(0.56)	$(0.99)	$(0.30)	$(1.38)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,512	50,817	51,831	50,804
Net loss	$(0.56)	$(0.99)	$(0.30)	$(1.38)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 1, 2012 and April 3, 2011

(Unaudited)

(Amounts in thousands)

	SIX MONTHS ENDED
	2012	2011
Cash flows from operating activities:
Net loss	$(15,590)	$(69,943)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	18,896	23,315
Amortization of intangibles	30,449	28,634
Amortization of unearned restricted stock compensation	11,281	14,287
Amortization of debt issuance costs	3,446	6,557
Non-cash debt accretion	146	3,001
Write off of unamortized (discount) / premium on retired debt	(466)	8,950
Write off of debt issuance costs	2,563	15,420
Other non-cash adjustments	1,340	5,630
Net changes in assets and liabilities	(200,944)	(158,126)

Net cash used by operating activities	(148,879)	(122,275)

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,590)	(18,712)
Acquisition of Black Flag	(43,750)	—
Acquisition of FURminator, net of cash acquired	(139,390)	—
Acquisition Seed Resources, net of cash acquired	—	(10,278)
Proceeds from sale of property, plant and equipment	82	131
Proceeds from sale of assets previously held for sale	—	6,997
Other investing activities	(2,045)	(1,530)

Net cash used by investing activities	(203,693)	(23,392)

Cash flows from financing activities:
Proceeds from 6.75% Notes	300,000	—
Payment of 12% Notes, including tender and call premium	(270,431)	—
Proceeds from 9.5% Notes, including premium	217,000	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(2,727)	(71,700)
Prepayment penalty of term loan facility	—	(7,500)
Debt issuance costs	(9,941)	(8,648)
Proceeds from other debt financing	11,866	22,496
Reduction of other debt	(1,371)	(367)
ABL revolving credit facility, net	50,000	118,000
Treasury stock purchases	(30,836)	(3,241)
Other financing activities	(954)	—

Net cash provided by financing activities	262,606	49,040
Effect of exchange rate changes on cash and cash equivalents	(671)	(896)

Net decrease in cash and cash equivalents	(90,637)	(97,523)
Cash and cash equivalents, beginning of period	142,414	170,614

Cash and cash equivalents, end of period	$51,777	$73,091

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

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the United States (“U.S.”), Europe, Latin America and Asia.

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

The Company’s global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden controls. The Company’s chief operating decision-maker manages the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care, portable lighting and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). Management reviews the performance of the Company based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results”.

2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 1, 2012, the results of operations for the three and six month periods ended April 1, 2012 and April 3, 2011 and the cash flows for the six month periods ended April 1, 2012 and April 3, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $49,266 and $99,586 for the three and six month periods ended April 1, 2012, respectively, and $47,698 and $98,968 for the three and six month periods ended April 3, 2011, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 23% of the Company’s Net sales during the three and six month periods ended April 1, 2012, respectively. This customer represented approximately 22% and 23% of the Company’s Net sales during the three and six month periods ended April 3, 2011, respectively. This customer also represented approximately 14% and 16% of the Company’s Trade accounts receivable, net at April 1, 2012 and September 30, 2011, respectively.

Approximately 42% and 46% of the Company’s Net sales during the three and six month periods ended April 1, 2012, respectively, and 44% and 47% of the Company’s Net sales during the three and six month periods ended April 3, 2011, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and six month periods ended April 1, 2012 was $6,897, or $4,483, net of taxes, and $11,281, or $7,332, net of taxes, respectively. Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and six month periods ended April 3, 2011 was $8,674, or $5,638, net of taxes, and $14,287, or $9,287, net of taxes, respectively.

The Company granted approximately 13 and 717 restricted stock units during the three and six month periods ended April 1, 2012, respectively. Of these grants, 18 restricted stock units are time-based and vest over a one year period. The remaining 699 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $19,280.

The Company granted approximately 157 and 1,580 restricted stock units during the three and six month periods ended April 3, 2011. Of these grants, 15 restricted stock units are time-based and vest over a one year period and 18 restricted stock units are time-based and vest over a three year period. The remaining 1,547 restricted stock units are performance and time-based with 665 units vesting over a two year period and 882 units vesting over a three year period. The total market value of the restricted stock units on the dates of the grants was approximately $46,034.

The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock awards and restricted stock units as of April 1, 2012 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(97)	23.19	(2,249)

Restricted stock awards at April 1, 2012	26	$28.00	$728

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	717	26.89	19,280
Forfeited	(45)	28.27	(1,272)
Vested	(393)	28.76	(11,301)

Restricted stock units at April 1, 2012	1,924	$28.26	$54,363

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

The following table summarizes acquisition and integration related charges incurred by the Company during the three and six month periods ended April 1, 2012 and April 3, 2011 associated with the Merger:

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

	Three Months		Six Months
	2012	2011	2012	2011
Integration costs	$2,785	$5,241	$5,193	$15,370
Employee termination charges	1,907	1,144	2,516	4,896
Legal and professional fees	309	1,193	921	3,589

Total Acquisition and integration related charges	$5,001	$7,578	$8,630	$23,855

Additionally, the Company incurred $532 and $1,817 of legal, professional and integration costs associated with the acquisition of the Black Flag and TAT trade names from Homax Group, Inc. (“Black Flag”) during the three and six month periods ended April 1, 2012, respectively, and $2,114 and $4,599 of legal, professional and integration costs associated with the acquisition of FURminator, Inc. (“FURminator”), during the three and six month periods ended April 1, 2012, respectively. The Company also incurred $104 and $305 of other acquisition and integration related costs during the three and six month periods ended April 1, 2012, respectively. The Company incurred $10 and $188 of legal and professional fees associated with the acquisition of Seed Resources, LLC during the three and six month periods ended April 3, 2011, respectively. (See Note 15, “Acquisitions,” for information on the Black Flag and FURminator acquisitions.)

3 COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive income (loss), net of tax, for the three and six month periods ended April 1, 2012 and April 3, 2011 are as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Net loss	$(28,660)	$(50,186)	$(15,590)	$(69,943)
Other comprehensive income (loss):
Foreign currency translation	18,539	23,944	3,610	19,870
Valuation allowance adjustments	(554)	433	(251)	1,076
Pension liability adjustments	228	—	531	—
Net unrealized (loss) gain on derivative instruments	(701)	(7,244)	1,117	(3,065)

Net change to derive comprehensive loss for the period	17,512	17,133	5,007	17,881

Comprehensive loss	$(11,148)	$(33,053)	$(10,583)	$(52,062)

Net gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the Accumulated other comprehensive income (“AOCI”) section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature.

The changes in accumulated foreign currency translation for the three and six month periods ended April 1, 2012 and April 3, 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

4 NET LOSS PER COMMON SHARE

Net loss per common share of the Company for the three and six month periods ended April 1, 2012 and April 3, 2011 is calculated based upon the following number of shares:

	Three Months		Six Months
	2012	2011	2012	2011
Basic	51,512	50,817	51,831	50,804
Effect of common stock equivalents	—	—	—	—

Diluted	51,512	50,817	51,831	50,804

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

For the three and six month periods ended April 1, 2012 and April 3, 2011, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the losses reported.

5 INVENTORIES

Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	April 1, 2012	September 30, 2011
Raw materials	$76,350	$59,928
Work-in-process	28,222	25,465
Finished goods	446,461	349,237

	$551,033	$434,630

6 GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338
Additions	—	70,023	15,852	85,875
Effect of translation	1,869	(1,312)	—	557

Balance at April 1, 2012	$270,017	$238,996	$187,757	$696,770

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795
Additions	—	14,000	8,000	22,000
Effect of translation	610	(2,082)	—	(1,472)

Balance at April 1, 2012	$546,414	$217,409	$83,500	$847,323

Intangible Assets Subject to Amortization
Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114
Additions	—	65,118	17,000	82,118
Amortization during period	(16,437)	(9,207)	(4,805)	(30,449)
Effect of translation	402	(1,504)	—	(1,102)

Balance at April 1, 2012, net	$465,438	$273,650	$168,593	$907,681

Total Intangible Assets, net at April 1, 2012	$1,011,852	$491,059	$252,093	$1,755,004

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	April 1, 2012	September 30, 2011
Technology Assets Subject to Amortization:
Gross balance	$90,924	$71,805
Accumulated amortization	(17,945)	(13,635)

Carrying value, net	$72,979	$58,170

Trade Names Subject to Amortization:
Gross balance	$149,700	$149,700
Accumulated amortization	(22,599)	(16,320)

Carrying value, net	$127,101	$133,380

Customer Relationships Subject to Amortization:
Gross balance	$800,612	$738,937
Accumulated amortization	(93,011)	(73,373)

Carrying value, net	$707,601	$665,564

Amortization expense for the three and six month periods ended April 1, 2012 and April 3, 2011 is as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Proprietary technology amortization	$2,412	$1,649	$4,310	$3,297
Customer relationships amortization	10,269	9,526	19,860	19,058
Trade names amortization	3,140	3,140	6,279	6,279

	$15,821	$14,315	$30,449	$28,634

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $63,000 per year.

7 DEBT

Debt consists of the following:

	April 1, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, due June 17, 2016	$522,510	5.1%	$525,237	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Notes, due March 15, 2020	300,000	6.75%	—
12% Notes, due August 28, 2019	—		245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	50,000	2.7%	—	2.5%
Other notes and obligations	30,340	10.3%	19,333	10.5%
Capitalized lease obligations	25,427	6.6%	24,911	6.2%

	$1,878,277		$1,564,512
Original issuance premiums (discounts) on debt	3,794		(12,900)
Less: current maturities	33,906		16,090

Long-term debt	$1,848,165		$1,535,522

The Company has the following debt instruments outstanding at April 1, 2012: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300,000 ABL revolving credit facility (the “ABL Revolving Credit Facility”).

Term Loan

On December 15, 2011, the Company amended its Term Loan. As a result, the aggregate incremental amount by which the Company, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness and liens were also amended to provide for dollar limits more favorable to the Company and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

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

In connection with the amendment, the Company recorded $557 of fees in connection with the Term Loan during the six month period ended April 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendment, the Company also recorded cash charges of $501 as an increase to interest expense during the six month period ended April 1, 2012.

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

The Company recorded $106 and $3,570 of fees in connection with the offering of the 9.5% Notes during the three and six month periods ended April 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

6.75% Notes

On March 15, 2012, the Company offered $300,000 aggregate principal amount of 6.75% Notes (the “6.75% Notes”) at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

The indenture governing the 6.75% Notes (the “2020 Indenture”) contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2020 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.75% Notes. If any other event of default under the 2020 Indenture occurs and is continuing, the trustee for the 2020 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.75% Notes may declare the acceleration of the amounts due under those notes.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company recorded $5,814 of fees in connection with the offering of the 6.75% Notes during the three and six month periods ended April 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 6.75% Notes.

12% Notes

On March 1, 2012, the Company launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”). Pursuant to the Consent Solicitation, the Company received consents to the adoption of certain amendments to the indenture governing the 12% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 12% Notes who tendered their 12% Notes prior to the expiration of a consent solicitation period, which ended March 14, 2012, would receive tender offer consideration and a consent payment. Holders tendering their 12% Notes subsequent to expiration of the consent solicitation period, but prior to the March 28, 2012 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 12% Notes had tendered approximately $231,421 of the 12% Notes. Following the expiration of the consent solicitation period and as of the expiration of the Tender Offer period, an additional $88 of the 12% Notes were tendered. Following expiration of the Tender Offer period, the Company paid the trustee principal, prepaid interest and a prepaid call premium sufficient to obtain a notice of satisfaction and discharge (“Satisfaction and Discharge”) from the trustee for the remaining approximately $13,522 of the 12% Notes not tendered. The Company delivered funds sufficient to redeem the 12% Notes on the first redemption date, August 28, 2012 (the “Redemption Date”), and has irrevocably taken all steps on its part necessary to effect such redemption, The trustee under the indenture governing the 12% Notes (the “12% Trustee”) has accepted those funds in trust for the benefit of the holders of the 12% Notes and has acknowledged the Satisfaction and Discharge of the 12% Notes and the indenture governing the 12% Notes.

In connection with the Tender Offer, the Company recorded $23,777 of fees and expenses as a cash charge to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2012. In connection with the Satisfaction and Discharge process, the Company recorded cash charges of $1,623 to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2012. In addition, $2,097 of debt issuance costs and unamortized premium related to the 12% Notes were written off as a non-cash charge to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2012.

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

As a result of borrowings and payments under the ABL Revolving Credit Facility, at April 1, 2012, the Company had aggregate borrowing availability of approximately $125,337, net of lender reserves of $27,471 and outstanding letters of credit of $28,488.

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

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		April 1, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$356	$274
Commodity contracts	Deferred charges and other	52	—
Foreign exchange contracts	Receivables—Other	2,131	3,189
Foreign exchange contracts	Deferred charges and other	48	—

Total asset derivatives designated as hedging instruments under ASC 815		$2,587	$3,463

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	329	—

Total asset derivatives		$2,916	$3,463

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		April 1, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued interest	—	708
Commodity contracts	Accounts payable	414	1,228
Commodity contracts	Other long term liabilities	6	4
Foreign exchange contracts	Accounts payable	2,747	2,698
Foreign exchange contracts	Other long term liabilities	50	—

Total liability derivatives designated as hedging instruments under ASC 815		$3,217	$5,884

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Liability Derivatives		April 1, 2012	September 30, 2011
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	6,648	10,945
Foreign exchange contracts	Other long term liabilities	7,445	12,036

Total liability derivatives		$17,310	$28,865

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

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended April 1, 2012, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,124	Cost of goods sold	$(189)	Cost of goods sold	$33
Interest rate contracts	36	Interest expense	(205)	Interest expense	—
Foreign exchange contracts	463	Net sales	(88)	Net sales	—
Foreign exchange contracts	(4,855)	Cost of goods sold	(639)	Cost of goods sold	—

Total	$(3,232)		$(1,121)		$33

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended April 1, 2012, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$379	Cost of goods sold	$(555)	Cost of goods sold	$14
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	334	Net sales	(210)	Net sales	—
Foreign exchange contracts	(3,547)	Cost of goods sold	(1,894)	Cost of goods sold	—

Total	$(2,819)		$(3,523)		$14

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended April 3, 2011, pretax:

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

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended April 3, 2011, pretax:

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended April 1, 2012 and April 3, 2011, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011
Foreign exchange contracts	(3,452)	(18,948)	Other expense, net

During the six month periods ended April 1, 2012 and April 3, 2011, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011
Foreign exchange contracts	3,793	(9,890)	Other expense, net

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $11 and $18 at April 1, 2012 and September 30, 2011, respectively.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At April 1, 2012 and September 30, 2011, the Company had posted cash collateral of $1,692 and $418, respectively, related to such liability positions. In addition, at April 1, 2012 and September 30, 2011, the Company had posted standby letters of credit of $0 and $2,000, respectively, related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At April 1, 2012 the Company did not have any of such interest rate swaps outstanding.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At April 1, 2012 the Company had a series of foreign exchange derivative contracts outstanding through June 2013 with a contract value of $174,255. The derivative net loss on these contracts recorded in AOCI by the Company at April 1, 2012 was $(453), net of tax benefit of $166. At April 1, 2012, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(396), net of tax.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 1, 2012 the Company had a series of such swap contracts outstanding through July 2014 for 13 tons with a contract value of $26,039. The derivative net gain on these contracts recorded in AOCI by the Company at April 1, 2012 was $21, net of tax expense of $2. At April 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(17), net of tax.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 1, 2012 and September 30, 2011, the Company had $194,490 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.

The Company is exposed to economic risk from foreign currencies, including firm commitments for purchases of materials denominated in South African Rand. Periodically the Company economically hedges a portion of the risk associated with these purchases through forward and swap foreign exchange contracts. The contracts are designated as fair value hedges. The hedges effectively fix the foreign exchange in U.S. Dollars on a specified amount of Rand to a future payment date. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. The unrealized gains or losses are reversed from earnings as the hedged purchases of materials affects earnings. At April 1, 2012 and September 30, 2011, the Company had $2,088 and $0 of such foreign exchange derivative contracts outstanding.

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

The Company’s net derivative portfolio as of April 1, 2012, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of April 1, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$—	$—	$—
Commodity contracts, net	—	(12)	—	(12)
Foreign exchange contracts, net	—	(14,382)	—	(14,382)

Total Liabilities, net	$—	$(14,394)	$—	$(14,394)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company’s net derivative portfolio as of September 30, 2011, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$(1,954)	$—	$(1,954)
Commodity contracts	—	(958)	—	(958)
Foreign exchange contracts, net	—	(22,490)	—	(22,490)

Total Liabilities, net	$—	$(25,402)	$—	$(25,402)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt are based off unadjusted quoted market prices (level 1) and derivative financial instruments are generally based on quoted or observed market prices (level 2).

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	April 1, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,882,071)	$(2,006,738)	$(1,551,612)	$(1,635,528)
Interest rate swap agreements	—	—	(1,954)	(1,954)
Commodity swap and option agreements	(12)	(12)	(958)	(958)
Foreign exchange forward agreements	(14,382)	(14,382)	(22,490)	(22,490)

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

The Company’s results of operations for the three and six month periods ended April 1, 2012 and April 3, 2011 reflect the following pension and deferred compensation benefit costs:

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2012	2011	2012	2011
Service cost	$578	$781	$1,122	$1,563
Interest cost	2,552	2,557	4,478	5,113
Expected return on assets	(2,051)	(1,965)	(3,327)	(3,931)
Recognized net actuarial loss	242	97	265	194
Employee contributions	(46)	(129)	(92)	(257)

Net periodic benefit cost	$1,275	$1,341	$2,446	$2,682

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and six month periods ended April 1, 2012 and April 3, 2011 were as follows:

	Three Months		Six Months
Pension and deferred compensation contributions	2012	2011	2012	2011
Contributions made during period	$1,655	$1,925	$2,479	$2,956

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 1, 2012 were $573 and $1,149, respectively. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 3, 2011 were $1,342 and $2,753, respectively.

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

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three and six month periods ended April 1, 2012 and April 3, 2011 is as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Net sales from external customers
Global Batteries & Appliances	$480,069	$459,392	$1,169,249	$1,155,964
Global Pet Supplies	156,529	144,222	291,467	281,267
Home and Garden Business	109,687	90,271	134,340	117,721

Total segments	$746,285	$693,885	$1,595,056	$1,554,952

	Three Months		Six Months
	2012	2011	2012	2011
Segment profit
Global Batteries & Appliances	$40,427	$41,682	$138,632	$134,982
Global Pet Supplies	19,248	18,472	35,309	34,711
Home and Garden Business	22,204	14,917	16,285	8,087

Total segments	81,879	75,071	190,226	177,780
Corporate expense	14,605	15,247	23,931	26,667
Acquisition and integration related charges	7,751	7,588	15,351	24,043
Restructuring and related charges	4,269	5,147	11,994	10,712
Interest expense	69,273	72,431	110,396	125,525
Other (income) expense, net	(2,192)	(287)	1	602

(Loss) income from continuing operations before income taxes	$(11,827)	$(25,055)	$28,553	$(9,769)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

	April 1, 2012	September 30, 2011
Segment total assets
Global Batteries & Appliances	$2,215,887	$2,275,076
Global Pet Supplies	986,099	828,202
Home and Garden Business	595,771	476,381

Total segment assets	3,797,757	3,579,659
Corporate	51,105	47,047

Total assets at period end	$3,848,862	$3,626,706

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended April 1, 2012 and April 3, 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Cost of goods sold:
Global Batteries & Appliances	$454	$250	$3,474	$100
Global Pet Supplies	1,206	1,803	2,791	2,547

Total restructuring and related charges in cost of goods sold	1,660	2,053	6,265	2,647
Operating expenses:
Global Batteries & Appliances	767	592	1,644	617
Global Pet Supplies	1,103	1,278	2,393	3,580
Home and Garden Business	627	686	971	1,336
Corporate	112	538	721	2,532

Total restructuring and related charges in operating expenses	2,609	3,094	5,729	8,065

Total restructuring and related charges	$4,269	$5,147	$11,994	$10,712

Global Cost Reduction Initiatives Summary

During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $83,600.

The Company recorded $4,173 and $11,302 of pretax restructuring and related charges during the three and six month periods ended April 1, 2012, respectively, and the Company recorded $4,378 and $8,107 of pretax restructuring and related charges during the three and six month periods ended April 3, 2011, respectively, related to the Global Cost Reduction Initiatives.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the six month period ended April 1, 2012:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2011	$8,795	$3,021	$11,816
Provisions	269	201	470
Cash expenditures	(5,733)	(767)	(6,500)
Non-cash items	182	(454)	(272)

Accrual balance at April 1, 2012	$3,513	$2,001	$5,514

Expensed as incurred (A)	$3,518	$7,314	$10,832

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the six month period ended April 1, 2012, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the six month period ended April 1, 2012	$5,147	$5,184	$971	$—	$11,302
Restructuring and related charges since initiative inception	$18,314	$32,046	$17,679	$7,591	$75,630
Total future restructuring and related charges expected	$705	$5,200	$2,016	$—	$7,921

In connection with other restructuring efforts, the Company recorded $96 and $692 of pretax restructuring and related charges during the three and six month periods ended April 1, 2012, respectively, and $769 and $2,605 of pretax restructuring and related charges during the three and six month periods ended April 3, 2011, respectively.

14 COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $8,062, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

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

16 NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The new accounting guidance did not have a material effect on the Company’s Consolidated Financial Statements.

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

Business Overview

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. With the addition of Russell Hobbs we design, market and distribute a broad range of branded small household appliances and personal care products. Our manufacturing and product development facilities are located in the United States (“U.S.”), Europe, Latin America and Asia. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

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

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited).

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

Results of Operations

Fiscal Quarter and Fiscal Six month Period Ended April 1, 2012 Compared to Fiscal Quarter and Fiscal Six month Period Ended April 3, 2011

In this Quarterly Report on Form 10-Q we refer to the three months ended April 1, 2012 as the “Fiscal 2012 Quarter,” the six month period ended April 1, 2012 as the “Fiscal 2012 Six Months,” the three month period ended April 3, 2011 as the “Fiscal 2011 Quarter” and the six month period ended April 3, 2011 as the “Fiscal 2011 Six Months.”

Net Sales. Net sales for the Fiscal 2012 Quarter increased $52 million to $746 million from $694 million in the Fiscal 2011 Quarter, an 8% increase. The following table details the principal components of the change in net sales from the Fiscal 2011 Quarter to the Fiscal 2012 Quarter (in millions):

Net Sales
Fiscal 2011 Quarter Net Sales	$694
Increase in home and garden control products	19
Increase in pet supplies	13
Increase in consumer batteries	12
Increase in small appliances	7
Increase in electric personal care products	5
Increase in electric shaving and grooming products	5
Foreign currency impact, net	(9)

Fiscal 2012 Quarter Net Sales	$746

Net sales for the Fiscal 2012 Six Months increased $40 million to $1,595 million from $1,555 million in the Fiscal 2011 Six Months, a 3% increase. The following table details the principal components of the change in net sales from the Fiscal 2011 Six Months to the Fiscal 2012 Six Months (in millions):

Net Sales
Fiscal 2011 Six Months Net Sales	$1,555
Increase in home and garden control products	17
Increase in pet supplies	11
Increase in consumer batteries	10
Increase in small appliances	10
Increase in electric personal care products	5
Increase in electric shaving and grooming products	4
Decrease in portable lighting products	(2)
Foreign currency impact, net	(15)

Fiscal 2012 Six Months Net Sales	$1,595

Consolidated net sales by product line for the Fiscal 2012 Quarter, the Fiscal 2011 Quarter, the Fiscal 2012 Six Months and the Fiscal 2011 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2012	2011	2012	2011
Product line net sales
Consumer batteries	$187	$180	$432	$429
Small appliances	159	154	403	397
Pet supplies	156	144	291	281
Home and garden control products	110	90	134	118
Electric personal care products	60	56	142	138
Electric shaving and grooming products	56	52	152	149
Portable lighting products	18	18	41	43

Total net sales to external customers	$746	$694	$1,595	$1,555

Global consumer battery sales increased $7 million, or 4%, during the Fiscal 2012 Quarter, primarily driven by increases in European, North American and Latin American sales of $8 million, $2 million and $2 million, respectively, which were tempered by negative foreign exchange impacts of $5 million. Strong European sales were driven by customer gains across the region, whereas increases within North America resulted from distribution gains and new promotional activities at key customers. Latin American gains were attributable to improved volume and price increases in the region. Global consumer battery sales increased $3 million for the Fiscal 2012 Six Months versus the Fiscal 2011 Six Months, driven by increased European sales of $16 million due to the reasons discussed above for the Fiscal 2012 Quarter, tempered by decreases in Latin America and North America of $5 million and $1 million, respectively, and negative foreign currency impacts of $7 million. The decreases in Latin America and North America were driven by decreased promotional activities in the first quarter of the fiscal year ended September 30, 2012 (“Fiscal 2012”) and the timing of holiday shipments, which were slightly offset by the gains discussed in the Fiscal 2012 Quarter.

Small appliance sales increased $5 million, or 3%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increases in both Europe and Latin America of $3 million each, coupled with a $1 million increase in North American sales. Foreign exchange negatively affected small appliance sales by $2 million. European sales increases were attributable to regional expansion in Eastern Europe, and timing of shipments which negatively impacted the Fiscal 2011 Quarter sales. Improved Latin American sales resulted from distribution and customer gains. North American gains were driven by increased placement at major customers. For the Fiscal 2012 Six Months, small appliance sales increased $6 million, or 2%, driven by the factors discussed for the Fiscal 2012 Quarter.

Pet supply sales increased $12 million, or 8%, during the Fiscal 2012 Quarter, led by increases in companion animal and aquatics sales of $7 million and $6 million, respectively, tempered by $1 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition, whereas gains in aquatics sales resulted from increases in North American aquarium starter kits and pond related sales. For the Fiscal 2012 Six Months, pet supply sales increased $10 million compared to the Fiscal 2011 Six Months, driven by the strong Fiscal 2012 Quarter sales discussed above, which were tempered by lower European aquatics sales in the first quarter of Fiscal 2012.

Home and garden control product sales increased $20 million, or 22%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter. The increase in sales was driven by increases in lawn and garden and household insect control sales of $9 million and $11 million, respectively, resulting from the early spring weather in the United States, the Black Flag acquisition and retail distribution gains. Sales for the Fiscal 2012 Six Months increased $16 million due to the factors discussed for the Fiscal 2012 Quarter tempered by sales declines in the first quarter of Fiscal 2012 resulting from customers’ inventory management.

Electric personal care sales increased $4 million, or 7%, for the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increased North American and Latin American sales of $4 million and $1 million, respectively. These increases were attributable to continued success in new product categories and distribution gains in Latin America. The sales increases were tempered by $1 million of negative foreign currency exchange. For the Fiscal 2012 Six Months, electric personal care sales increased $4 million, or 3%, compared to the Fiscal 2011 Six Months due to the same factors discussed for the Fiscal 2012 Quarter.

During the Fiscal 2012 Quarter, electric shaving and grooming product sales increased $4 million, or 8%, led by a $3 million increase in European sales and $1 million increases in sales in both North America and Latin America. Foreign exchange negatively impacted electric shaving and grooming sales by $1 million. The gains across all regions were driven by successful new product launches. Electric shaving and grooming sales for the Fiscal 2012 Six Months increased $3 million, or 2%, driven by the gains discussed for the Fiscal 2012 Quarter, tempered by the elimination of lower margin North American promotions in the first quarter of Fiscal 2012.

Portable lighting sales were flat for the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter. Portable lighting sales for the Fiscal 2012 Six Months decreased $2 million compared to the Fiscal 2011 Six Months, due to decreased European sales of $1 million resulting from the non-recurrence of successful promotions during the first quarter of the fiscal year ended September 30, 2011 (“Fiscal 2011”), coupled with a slight decrease in Latin American sales and negative foreign currency exchange.

Gross Profit. Gross profit for the Fiscal 2012 Quarter was $260 million versus $255 million for the Fiscal 2011 Quarter. Our gross profit margin for the Fiscal 2012 Quarter decreased to 34.8% from 36.8% in the Fiscal 2011 Quarter. The increase in gross profit resulted from increased sales, contributing an additional $16 million in gross profit; this increase was tempered by a $14 million increase in commodity prices, Asian supply chain costs and changes in product mix, which negatively affected the gross profit margin.

Gross profit for the Fiscal 2012 Six Months was $544 million versus $555 million for the Fiscal 2011 Six Months. Our gross profit margin decreased to 34.1% from 35.7% in the Fiscal 2012 Six Months. The decrease in gross profit and gross profit margin for the Fiscal 2012 Six Months was driven by a $25 million increase in commodity prices, Asian supply chain costs and changes in product mix discussed for the Fiscal 2012 Quarter, coupled with a $4 million increase in restructuring and related charges included in cost of goods sold due to our announced closure of a zinc carbon battery manufacturing facility in Colombia. These decreases in gross profit were tempered by increased sales which contributed $14 million in gross profit.

Operating Expense. Operating expenses for the Fiscal 2012 Quarter totaled $205 million versus $208 million for the Fiscal 2011 Quarter, representing a decrease of $3 million. The decrease in operating expenses during the Fiscal 2012 Quarter is primarily attributable to decreased stock compensation expense of $2 million, coupled with synergies being recognized subsequent to the Merger and savings from our global cost reduction initiatives.

Operating expenses for the Fiscal 2012 Six Months totaled $405 million versus $438 million for the Fiscal 2011 Six Months, for a decrease of $33 million. The decrease in operating expenses during the Fiscal 2012 Six Months was driven by synergies being recognized subsequent to the Merger of $17 million, decreased Acquisition and integration charges of $9 million, positive foreign exchange impacts of $4 million and decreased stock compensation expense of $3 million. See “Acquisition and Integration Related Charges” below, as well as Note 2, Significant Accounting Policies—Acquisition and Integration Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our acquisition and integration related charges.

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

Financial information pertaining to our reportable segments is contained in Note 12, “Segment Results,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

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

Below are reconciliations of GAAP Net income (loss) to Adjusted EBIT and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2012 Quarter, Fiscal 2012 Six Months, the Fiscal 2011 Quarter and Fiscal 2011 Six Months:

Fiscal 2012 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$35	$15	$21	$(100)	$(29)
Income tax expense	—	—	—	17	17
Interest expense	—	—	—	69	69
Restructuring and related charges	1	2	1	—	4
Acquisition and integration related charges	5	2	—	1	8

Adjusted EBIT	$41	$19	$22	$(13)	$69
Depreciation and amortization (b)	16	7	3	7	33

Adjusted EBITDA	$57	$26	$25	$(6)	$102

Fiscal 2012 Six Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$126	$28	$14	$(184)	$(16)
Income tax expense	—	—	—	44	44
Interest expense	—	—	—	110	110
Restructuring and related charges	5	5	1	1	12
Acquisition and integration related charges	8	2	1	5	16

Adjusted EBIT	$139	$35	$16	$(24)	$166
Depreciation and amortization (b)	31	13	6	11	61

Adjusted EBITDA	$170	$48	$22	$(13)	$227

Fiscal 2011 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$36	$14	$14	$(114)	$(50)
Income tax expense	—	—	—	25	25
Interest expense	—	—	—	72	72
Restructuring and related charges	—	3	1	1	5
Acquisition and integration related charges	5	1	—	2	8
Other	(1)	—	—	—	(1)

Adjusted EBIT	$40	$18	$15	$(14)	$59
Depreciation and amortization (b)	17	6	3	8	34

Adjusted EBITDA	$57	$24	$18	$(6)	$93

Fiscal 2011 Six Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$115	$28	$7	$(220)	$(70)
Income tax expense	—	—	—	60	60
Interest expense	—	—	—	126	126
Restructuring and related charges	1	6	1	3	11
Acquisition and integration related charges	19	1	—	4	24
Other	(1)	—	—	—	(1)

Adjusted EBIT	$134	$35	$8	$(27)	$150
Depreciation and amortization (b)	34	11	6	15	66

Adjusted EBITDA	$168	$46	$14	$(12)	$216

(a)	It is our policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.
(b)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Six Months
	2012	2011	2012	2011
	(in millions)
Net sales to external customers	$480	$459	$1,169	$1,156
Segment profit	$40	$42	$139	$135
Segment profit as a % of net sales	8.4%	9.1%	11.9%	11.7%
Segment Adjusted EBITDA	57	57	170	168
Assets as of April 1, 2012 and September 30, 2011	$2,216	$2,275	$2,216	$2,275

Segment net sales to external customers in the Fiscal 2012 Quarter increased $21 million to $480 million from $459 million during the Fiscal 2011 Quarter, a 5% increase. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2012 Quarter by approximately $8 million. The increased segment sales were led by increases in global consumer battery sales of $7 million, or 4%, during the Fiscal 2012 Quarter, driven by increases in European, North American and Latin American sales of $8 million, $2 million and $2 million, respectively. Foreign exchange negatively impacted consumer battery sales by $5 million. European sales increases were driven by large new customers, whereas increased North American sales were due to distribution gains and new promotions at key customers. Volume improvements in Latin American markets coupled with price increases positively impacted sales in the region. Small appliance sales for the Fiscal 2012 Quarter increased $5 million versus the Fiscal 2011 Quarter, to $159 million, as sales increased $3 million in both Latin America and Europe and $1 million in North America. European sales increases were driven by expansion into Eastern Europe and the timing of shipments, which negatively impacted the Fiscal 2011 Quarter sales. Latin American sales increases were attributable to customer and distribution gains and North American sales increases resulted from increased placement of products at major customers. Small appliance sales were negatively impacted by $2 million of foreign exchange. Electric shaving and grooming product sales for the Fiscal 2012 Quarter increased $4 million, or 8%, compared to the Fiscal 2011 Quarter, driven by increases of $3 million in Europe and $1 million in both North America and Latin America, as a result of successful new product launches. Foreign exchange negatively impacted shaving and grooming sales by $1 million. Electronic personal care sales increased $4 million, or 7%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, led by increases in North American sales of $4 million due to success in new product categories.

Segment net sales to external customers increased $13 million to $1,169 million in the Fiscal 2012 Six Months, as compared to $1,156 million in the Fiscal 2011 Six Months. Foreign exchange negatively affected the Fiscal 2012 Six Months sales by $15 million. Consumer battery sales increased $3 million for the Fiscal 2012 Six Months compared to the Fiscal 2011 Six Months, resulting from the strong Fiscal 2012 Quarter sales discussed above, which were slightly offset by decreased sales in the first quarter of Fiscal 2012 due to the timing of holiday shipments and the non-recurrence of promotions which occurred in the first quarter of Fiscal 2011. Foreign exchange negatively impacted consumer battery sales for the Fiscal 2012 Six Months by $7 million. Small appliances and electronic personal care sales increased $6 million and $4 million, respectively, for the Fiscal 2012 Six Months versus the Fiscal 2011 Six Months, driven by the gains in the Fiscal 2012 Quarter discussed above. Foreign exchange negatively impacted small appliances and electronic personal care sales by $4 million and $2 million, respectively. Electronic shaving and grooming sales increased $3 million for the Fiscal 2012 Six Months compared to the Fiscal 2011 Six Months, due to the increased sales in the Fiscal 2012 Quarter discussed above, which were tempered by the elimination of lower margin North American promotions in the first quarter of Fiscal 2012 and negative foreign exchange impacts of $1 million. Portable lighting sales decreased $2 million in the Fiscal 2012 Six Months compared to the Fiscal 2011 Six Months due to decreased European sales of $1 million, resulting from the non-recurrence of successful promotions during the first quarter of Fiscal 2011, coupled with a slight decrease in Latin American sales.

Segment profitability in the Fiscal 2012 Quarter decreased to $40 million from $42 million in the Fiscal 2011 Quarter. Segment profitability as a percentage of net sales decreased to 8.4% in the Fiscal 2012 Quarter compared to 9.1% in the Fiscal 2011 Quarter. The decrease is primarily attributable to changes in product mix and increased commodity prices. Segment profitability in the Fiscal 2012 Six Months increased to $139 million from $135 million in the Fiscal 2011 Six Months, as increased sales and synergies recognized following the Merger were tempered by the cost increases discussed above.

Segment Adjusted EBITDA in the Fiscal 2012 Quarter remained flat at $57 million, as higher segment sales were offset by increased commodity prices and changes in product mix. Segment Adjusted EBITDA in the Fiscal 2012 Six Months increased $2 million compared to the Fiscal 2011 Six Months, mainly driven by the factors discussed above for the increase in segment profit.

Segment assets at April 1, 2012 decreased to $2,216 million from $2,275 million at September 30, 2011. The decrease is primarily due to the impact of unfavorable foreign currency translation, amortization of intangible assets and decreases in segment cash balances. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger, decreased slightly to $1,282 million at April 1, 2012 from $1,295 million at September 30, 2011.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2012	2011	2012	2011
	(in millions)
Net sales to external customers	$156	$144	$291	$281
Segment profit	$19	$18	$35	$34
Segment profit as a % of net sales	12.3%	12.8%	12.1%	12.3%
Segment Adjusted EBITDA	26	24	48	46
Assets as of April 1, 2012 and September 30, 2011	$986	$828	$986	$828

Segment net sales to external customers in the Fiscal 2012 Quarter increased to $156 million compared to $144 million in the Fiscal 2011 Quarter, driven by increased companion animal sales and aquatics sales of $7 million and $6 million, respectively. Companion animal sales increases resulted from the FURminator acquisition in Fiscal 2012, while strong North American aquarium starter kits and pond related sales drove the increase in aquatics sales. Foreign exchange negatively impacted the Fiscal 2012 Quarter pet supplies sales by $1 million. Pet supplies sales for the Fiscal 2012 Six Months increased $10 million to $291 million from $281 million in the Fiscal 2011 Six Months. Sales increases in the Fiscal 2012 Six Months were primarily attributable to the factors discussed above for the Fiscal 2012 Quarter, tempered by lower European aquatics sales in the first quarter of Fiscal 2012. FURminator sales were $8 million for the Fiscal 2012 Quarter and the Fiscal 2012 Six Months.

Segment profitability increased $1 million in the Fiscal 2012 Quarter to $19 million. Segment profitability as a percentage of sales in the Fiscal 2012 Quarter decreased slightly to 12.3% from 12.8% in the same period last year. The increase in segment profit is attributable to increased sales; however segment profitability as a percentage of sales decreased for the Fiscal 2012 Quarter due to changes in product mix which negatively impacted margins. Segment profit for the Fiscal 2012 Six Months increased $1 million to $35 million, due to the increased sales in the Fiscal 2012 Quarter. Segment profitability as a percentage of sales decreased to 12.1% in the Fiscal 2012 Six Month versus 12.3% in the Fiscal 2011 Six Months due to the factors discussed for the Fiscal 2012 Quarter.

Segment Adjusted EBITDA in the Fiscal 2012 Quarter increased $2 million, to $26 million, from $24 million in the Fiscal 2011 Quarter, due to the factors affecting segment profitability discussed above. Segment Adjusted EBITDA for the Fiscal 2012 Six Months increased $2 million, to $48 million, compared to the Fiscal 2011 Six Months, driven by the increase in segment Adjusted EBITDA during the Fiscal 2012 Quarter.

Segment assets at April 1, 2012 increased to $986 million from $828 million at September 30, 2011. The increase is primarily due to the acquisition of FURminator during the Fiscal 2012 Six Months, partially offset by the impact of negative foreign currency translation. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting and acquisitions increased to $730 million at April 1, 2012 from $595 million at September 30, 2011.

Home and Garden Business

	Fiscal Quarter		Fiscal Six Months
	2012	2011	2012	2011
	(in millions)
Net sales to external customers	$110	$90	$134	$118
Segment profit	$22	$15	$16	$8
Segment profit as a % of net sales	20.2%	16.5%	12.1%	6.9%
Segment Adjusted EBITDA	25	18	22	14
Assets as of April 1, 2012 and September 30, 2011	$596	$476	$596	$476

Segment net sales to external customers increased $20 million, or 22%, during the Fiscal 2012 Quarter, to $110 million, compared to $90 million in the Fiscal 2011 Quarter. Lawn and garden sales increased $9 million in the Fiscal 2012 Quarter, due to the early spring weather in the U.S. and retail distributional gains. Household insect control sales increased $11 million in the Fiscal 2012 Quarter, also driven by early spring weather in the U.S., retail distribution gains and the Black Flag acquisition. Sales for the Fiscal 2012 Six Months increased $16 million to $134 million, due to the factors discussed for the Fiscal 2012 Quarter, tempered by sales declines in the first quarter of Fiscal 2012 as a result of our customers’ inventory management. Black Flag sales were $6 million and $8 million for the Fiscal 2012 Quarter and Fiscal 2012 Six Months, respectively.

Segment profitability in the Fiscal 2012 Quarter improved $7 million, to $22 million, from $15 million in the Fiscal 2011 Quarter. Segment profitability as a percentage of sales in the Fiscal 2012 Quarter improved to 20.2%, from 16.5% in the same period last year. This increase in segment profitability was driven by the increased sales in the Fiscal 2012 Quarter, coupled with savings from our restructuring initiatives and operating expense management. Segment profitability for the Fiscal 2012 Six Months increased $8 million, to $16 million, versus $8 million in the Fiscal 2011 Six Months. Segment profitability as a percentage of sales increased to 12.1% in the Fiscal 2012 Six Months from 6.9% in the Fiscal 2011 Six Months. The increase in segment profitability for the Fiscal 2012 Six Months was due to the factors discussed above for the Fiscal 2012 Quarter.

Segment Adjusted EBITDA was $25 million in the Fiscal 2012 Quarter, an increase of $7 million, compared to segment Adjusted EBITDA of $18 million in the Fiscal 2011 Quarter. Home and garden segment Adjusted EBITDA for the Fiscal 2012 Six Months increased $8 million, to $22 million, compared to $14 million in the Fiscal 2011 Six Months. The increase in segment Adjusted EBITDA is attributable to the increases in segment profit discussed above.

Segment assets at April 1, 2012 increased to $596 million from $476 million at September 30, 2011. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting and acquisitions, increased to $440 million at April 1, 2012, from $404 million at September 30, 2011, driven by the Black Flag acquisition. The remaining increase in segment assets was a driven by increased receivables following strong Fiscal 2012 Quarter sales and an overall inventory build in anticipation of the major selling season.

Corporate Expense. Our corporate expense was $15 million in both the Fiscal 2012 Quarter and the Fiscal 2011 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2012 Quarter decreased to 2.0% versus 2.2% for the Fiscal 2011 Quarter. Our corporate expense during the Fiscal 2012 Six Months was $24 million compared to $27 million during the Fiscal 2011 Six Months. This reduction is attributable to a $3 million decrease in stock based compensation expense. Corporate expense as a percentage of consolidated net sales for the Fiscal 2012 Six Months decreased to 1.5% compared to 1.7% during the Fiscal 2011 Six Months.

Acquisition and Integration and Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.

We incurred $8 million of Acquisition and integration related charges during the Fiscal 2012 Quarter in connection with the Merger and the acquisitions of Black Flag and FURminator, which consisted of the following: (i) $1 million of legal and professional fees; (ii) $2 million of employee termination charges; and (iii) $5 million of integration costs. We incurred $8 million of Acquisition and integration related charges during the Fiscal 2011 Quarter in connection with the Merger which primarily consisted of: (i) $1 million of legal and professional fees; (ii) $1 million of employee termination charges; and (iii) $6 million of integration costs. We incurred $16 million of Acquisition and integration related charges during the Fiscal 2012 Six Months in connection with the Merger and the acquisitions of Black Flag and FURminator, which consisted of: (i) $5 million of legal and professional fees; (ii) $3 million of employee termination charges; and (iii) $8 million of integration costs. We incurred $24 million of Acquisition and integration related charges during the Fiscal 2011 Six Months in connection with the Merger, which consisted of: (i) $4 million of legal and professional fees; (ii) $5 million of employee termination charges; and (iii) $15 million of integration costs.

Restructuring and Related Charges. See Note 13, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2012 Quarter, the Fiscal 2011 Quarter, the Fiscal 2012 Six Months and the Fiscal 2011 Six Months (in millions):

	Fiscal Quarter		Fiscal Six Months
	2012	2011	2012	2011
Costs included in cost of goods sold:
Global Cost Reduction Initiatives:
Termination benefits	$0.1	$1.0	$2.7	$1.1
Other associated costs	1.6	0.8	3.6	1.4
Other Restructuring Initiatives:
Other associated costs	—	0.2	—	0.1

Total included in cost of goods sold	1.7	2.0	6.3	2.6
Costs included in operating expenses:
Global Cost Reduction Initiatives:
Termination benefits	0.2	0.7	1.1	2.9
Other associated costs	2.3	1.9	3.9	2.7
Other Restructuring Initiatives:
Termination benefits	—	0.1	—	1.2
Other associated costs	0.1	0.4	0.7	1.3

Total included in operating expenses	2.6	3.1	5.7	8.1

Total restructuring and related charges	$4.3	$5.1	$12.0	$10.7

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions within all our segments and the exit of certain facilities in all of our segments globally. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $4 million and $11 million of pretax restructuring and related charges during the Fiscal 2012 Quarter and the Fiscal 2012 Six Months, respectively, and $4 million and $8 million of pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2011 Six Months, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to approximate $84 million, of which approximately $8 million remains to be incurred as of April 1, 2012.

Interest Expense. Interest expense in the Fiscal 2012 Quarter decreased to $69 million from $72 million in the Fiscal 2011 Quarter. The decrease in interest expense in the Fiscal 2012 Quarter is primarily related to lower costs incurred in connection with the replacement of our 12% Notes in the Fiscal 2012 Quarter as compared to the costs incurred related to the refinancing of our Term Loan in the Fiscal 2011 Quarter. Expenses related to the replacement of our 12% Notes totaled $27 million and included the following: (i) $24 million of cash tender and consent payments; (ii) $1 million of cash call and prepaid interest payments; and (iii) $2 million related to the write off of unamortized debt issuance costs and premium. Expenses related to the refinancing of our Term Loan totaled $29 million and included: (i) $15 million related to the write off of unamortized debt issuance costs; (ii) $9 million related to the write off of unamortized original issue discount; and (iii) a prepayment premium of $5 million. Interest expense in the Fiscal 2012 Six Months decreased to $110 million from $126 million in the Fiscal 2011 Six Months. The decrease is attributed to the factors mentioned above for the decrease during the Fiscal 2012 Quarter, the effects of reduced principal and lower effective interest rates related to our Term Loan, lower expense for interest rate swaps and other fees and expenses, partially offset by increased principal related to our 9.5% Notes. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate on loss from continuing operations is approximately (142)% for the Fiscal 2012 Quarter. Our effective tax rate on income from continuing operations is approximately 155% for the Fiscal 2012 Six Months. Our effective tax rate on the loss from continuing operations was approximately (100)% and (616)% for the Fiscal 2011 Quarter and Fiscal 2011 Six Months, respectively. There are four significant factors impacting our book income tax rate. First, we are very profitable in our foreign jurisdictions and therefore must provide for foreign income taxes even while we have a book loss in the United States (“U.S.”). Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against U.S. deferred tax assets, we are unable to book any financial statement benefit related to our U.S. domestic losses. This impact is further exacerbated by the tax amortization of certain domestic indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in net operating loss deferred tax assets in determining the Company’s domestic valuation allowance. This results in additional net domestic tax expense despite the U.S. domestic book losses. Third, in the first Quarter of Fiscal 2012, we recognized a $14 million tax benefit from the release of a portion of our U.S. valuation allowance, as discussed below, in connection with the purchase of FURminator. Finally, in Fiscal 2011 and the Fiscal 2012 Six Months, our income was close to break even, which created a high tax rate as the effective tax rate is calculated by dividing tax expense into pre-tax income (loss) from operations.

In light of our plans to voluntarily pay down our U.S. debt, repurchase shares, fund U.S. acquisitions and our ongoing U.S. operational cash flow requirements, we are not treating Fiscal 2012 and future earnings as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For Fiscal 2012, we project less than $3 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.

We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. At April 1, 2012, we are estimating that at September 30, 2012 we will have U.S. federal and state net operating loss carryforwards of approximately $1,265 million and $1,299 million, respectively, which will expire through years ending in 2033, and we will have foreign net operating loss carryforwards of approximately $131 million, which will expire beginning in 2013. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $302 million of our federal and $385 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification Topic 740: “Income Taxes”, (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets, including the net operating losses of one of our Brazilian subsidiaries. During the Fiscal 2012 Six Months, we decreased our valuation allowance against net deferred tax assets by approximately $1 million, including the $14 million tax adjustment referenced above.

Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $373 million and $374 million at April 1, 2012 and September 30, 2011, respectively. Of this amount, approximately $338 million and $339 million relates to U.S. net deferred tax assets at April 1, 2012 and September 30, 2011, respectively, and approximately $35 million relates to foreign net deferred tax assets at both April 1, 2012 and September 30, 2011.

As a result of the purchase of FURminator, we were able to release $14 million of U.S. valuation allowance during Fiscal 2012. The release was attributable to $14 million of net deferred tax liabilities recorded on the FURminator opening balance sheet that offset other U.S. net deferred tax assets.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. As of April 1, 2012 and September 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $6 million and $9 million, respectively. At April 1, 2012 and September 30, 2011, we had approximately $4 million and $5 million of accrued interest and penalties related to uncertain tax positions, respectively.

Liquidity and Capital Resources

Operating Activities

Operating Activities. For the Fiscal 2012 Six Months, cash used by operating activities totaled $149 million compared to $122 million during the Fiscal 2011 Six Months. The $27 million increase in cash used by operating activities was primarily due to:

•

A $45 million use of cash for working capital and other items driven by higher seasonal increases in inventories and receivables partially offset by lower seasonal decreases in accrued salaries and wages and accounts payable; and

•	Higher cash payments for income taxes of $8 million; partially offset by

•	Higher income before income tax expense and interest expense of $17, excluding depreciation and amortization;

•	Lower cash payments for interest of $13 million; and

•	Lower cash acquisition and restructuring costs of $3 million.

•	Other items totaling a cash use of $7 million.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2012 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.

We are not treating Fiscal 2012 and future earnings as permanently reinvested. At April 1, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2012, we expect to generate between $20 million and $40 million of foreign cash that will be repatriated for general corporate purposes.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities

Net cash used by investing activities was $204 million for the Fiscal 2012 Six Months. For the Fiscal 2011 Six Months net cash used by investing activities was $23 million. The $181 million increase in cash used by investing activities in the Fiscal 2012 Six Months is driven by an increase in cash used for acquisitions of $173 million, which related to the $139 million, net of cash acquired, purchase of FURminator, Inc. and the $44 million acquisition of Black Flag, offset by the $10 million acquisition of Seed Resources, Inc., net of cash acquired, in the Fiscal 2011 Six Months, coupled with the non-recurrence of a $7 million cash inflow related to the sale of assets held for sale in the Fiscal 2011 Six Months.

Financing Activities

Debt Financing

At April 1, 2012 we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) ; (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300 million ABL revolving credit facility (the “ABL Revolving Credit Facility,” and, together with the Term Loan and the 6.75% Notes and the 9.5% Notes, (the “Senior Credit Facilities”).

At April 1, 2012, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $523 million under the Term Loan, maturing June 17, 2016; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $300 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $50 million under the ABL Revolving Credit Facility, expiring April 21, 2016.

At April 1, 2012, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility.

See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $90 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $20 million in the aggregate under our 6.75% Notes. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 6.75% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest on our debt is payable in cash. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at April 1, 2012, we estimate annual interest payments of approximately $28 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

Equity Financing Activities

During the Fiscal 2012 Six Months, we granted approximately 0.7 million shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $19 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 8, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At April 1, 2012, there were no outstanding interest rate derivative instruments.

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

At April 1, 2012, there were no outstanding interest rate derivative instruments.

At April 1, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $35.9 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $19.9 million.

At April 1, 2012, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.6 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be deminimus.

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

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on December 8, 2011 (our “Form 10-K”) and our Quarterly Report on Form 10-Q filed with the SEC on February 3, 2012 (our “Form 10-Q”) as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A, of our Form 10-Q.

Risks Related To Our Business

Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.

We have, and expect to continue to have, a significant amount of indebtedness. As of April 1, 2012, we had total indebtedness under our Term Loan and our 9.5% Notes (together the “Senior Secured Facilities”), the 6.75% Notes and other debt of approximately $1.8 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

Under the Senior Secured Facilities and the indenture governing the 6.75% Notes (the “2020 Indenture”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

Restrictive covenants in the Senior Secured Facilities and the 2020 Indenture may restrict our ability to pursue our business strategies.

The Senior Secured Facilities and the 2020 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2020 Indenture also contain customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities or 6.75% Notes could terminate their commitments and the lenders under our Senior Secured Facilities or 6.75% Notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities or 6.75% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities and the 6.75% Notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings, or a change in control of Harbinger Group Inc., could constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s 10.625% Senior Secured Notes due 2015. A change in control under Spectrum Brands’ debt could also result from a change in control of HRG following the sale or other disposition by the Harbinger Parties to non-affiliates of a sufficient amount of the common stock of HRG. Such a disposition could include any foreclosure on or sale of HRG common stock pledged as collateral by the Harbinger Parties. One of the Harbinger Parties has pledged all of the shares of HRG common stock that it owns (representing a majority of the outstanding common stock of HRG), together with securities of other issuers, to secure portfolio financing. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 6.75% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings’ Common Stock—The Harbinger Parties and HRG exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.”

In addition, in the normal course of business, Harbinger Capital and its affiliates have contact with governmental authorities, and are subjected to responding to questionnaires or examinations. Investment funds managed by Harbinger Capital are the controlling stockholders of HRG, the majority stockholder of our parent company, SB Holdings. Given our affiliation with Harbinger Capital and the involvement of certain key personnel, we are aware that Harbinger Capital and its affiliates are also subject to regulatory inquiries concerning its positions and trading or other matters. We understand that the Department of Justice and the staff of the SEC are investigating the circumstances and disclosure of a loan made by the Harbinger Capital Partners Special Situations Fund, L.P., to Philip A. Falcone in October 2009 and the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. Mr. Falcone is the Chief Executive Officer and Chairman of the Board of Directors of HRG. On December 8, 2011, Harbinger Capital and Mr. Falcone, Omar M. Asali, the Vice Chairman of the Board of Directors of SB Holdings and Acting President and a member of the Board of Directors of HRG, and Ms. Robin Roger, an executive of Harbinger Capital and a director of HRG, received Wells Notices from the SEC staff stating that the staff is considering recommending that the SEC authorize the staff to file civil injunctive actions against them alleging violations of the federal securities laws’ anti-fraud provisions in connection with the matter described above. In addition, we understand that the SEC staff is conducting an informal investigation into whether Harbinger Capital or its affiliates engaged in market manipulation with respect to the trading of the debt securities of a particular issuer in 2006 to 2008. On December 8, 2011, Harbinger Capital Partners Offshore Manager, LLC, Harbinger Capital Partners Special Situations GP, LLC, and Mr. Falcone received Wells Notices from the SEC staff stating that the SEC staff intends to recommend that the SEC file civil injunctive actions against them alleging violations of the federal securities laws’ anti-fraud provisions in connection with this matter. Finally, we understand that the SEC staff is conducting an informal investigation that relates to compliance with Rule 105 of Regulation M with respect to three offerings. On December 8, 2011, Harbinger Capital received a Wells Notice stating that the staff intends to recommend that the SEC charge Harbinger Capital for violations of Rule 105 of Regulation M. A Wells Notice is an indication of the current views of the staff of the Division of Enforcement, prior to a decision by the SEC. It does not constitute a determination that the recipients violated any law. We are not aware of any criminal or enforcement charges having been brought against Harbinger Capital or its affiliates by any governmental or regulatory authority to date, and we understand that Harbinger Capital and its affiliates are cooperating with these investigations and, in accordance with SEC procedures, have submitted responses explaining why they believe enforcement actions are unwarranted, except with respect to the Rule 105 matter. Should the SEC accept the recommendations of the staff with respect to the matters underlying the Wells notices, the SEC could seek a range of possible remedies, including disgorgement, a cease-and-desist order, censure, permanent injunctive relief, a bar (as to the individuals) from association with an investment adviser, investment company, and/or broker-dealer and a bar from serving as officers and directors of a public company, pre-judgment interest, and/or civil penalties. It is not possible at this time to predict the outcome of these investigations, including whether, when or what type of proceedings might be initiated, or whether the matters will result in settlements, dispositions or judgments with respect to any or all of the issues involved. If, following the outcome of these investigations, Harbinger Capital determines to dispose of the stock of HRG, or HRG determines to dispose of the stock of SB Holdings, this could constitute a change of control under the agreements governing our debt as discussed above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2012 Quarter, we did not sell any equity securities that were not registered under the Securities Act. On October 18, 2011 the Board of Directors approved a new $30 million common stock repurchase program. During the Fiscal 2012 Quarter we purchased 580,200 shares of our common stock pursuant to this plan, which completed the common stock repurchase program. The following table reflects shares repurchased pursuant to the common stock repurchase program discussed above.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended April 1, 2012
January 2, 2012 – January 29, 2012	210,650	29.06	210,650	—
January 30, 2012 – February 26, 2012	369,550	29.50	369,550	—
February 27, 2012 – April 1, 2012	—	—	—	—

Total	580,200	$29.34	580,200	—

Item 6.	Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	SPECTRUM BRANDS HOLDINGS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.9	Indenture governing Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020, dated as of March 20, 2012, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.9 to Spectrum Brands, Inc.’s Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012.

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Registration Rights Agreement, dated as of March 20, 2012, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020 (filed by incorporation by reference to Exhibit 10.5 to Spectrum Brands, Inc.’s Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012.

Exhibit 10.6	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.10	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.11	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.12	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.13	Amendment and Consent and Amended and Restated Credit Agreement, dated as of February 1, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on February 11, 2011) and First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2011, among Spectrum Brands, Inc., SB/RH Holdings, LLC, Credit Suisse AG and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on December 21, 2011).

Exhibit 10.14	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.15	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.16	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.18	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.19	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.20	Second Amendment to Loan and Security Agreement, dated as of March 4, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.21	Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.22	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.23	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.24	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.26	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.27	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.28	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.29	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.30	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.31	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.32	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.33	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.34	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.35	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.36	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.37	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.38	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.39	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.40	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.41	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.42	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.43	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.44	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.45	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.46	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.47	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.48	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.49	Separation Agreement, dated as of March 2, 2011, by and between Spectrum Brands, Inc. and John T. Wilson (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2011).

Exhibit 10.50	Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Annex A to the Proxy Statement on Schedule 14A filed with the SEC by Spectrum Brands Holidngs, Inc. on January 28, 2011).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”