Form 10-Q
period 2012-07-01
Spectrum Brands Holdings, Inc.
filed 2012-08-07
CIK 1487730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-34757
_________________________________________
Spectrum Brands Holdings, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________

Delaware	27-2166630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Rayovac Drive Madison, Wisconsin	53711
(Address of principal executive offices)	(Zip Code)
(608) 275-3340
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report.)
_________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 3, 2012, was 51,462,645.

SPECTRUM BRANDS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED July 1, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
July 1, 2012 and September 30, 2011
(Unaudited)
(Amounts in thousands, except per share figures)

	July 1, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$62,389	$142,414
Receivables:
Trade accounts receivable, net of allowances of $14,288 and $14,128, respectively	342,350	356,605
Other	45,090	37,678
Inventories	552,515	434,630
Deferred income taxes	26,359	28,170
Prepaid expenses and other	55,487	48,792
Total current assets	1,084,190	1,048,289
Property, plant and equipment, net of accumulated depreciation of $127,271 and $107,357, respectively	208,551	206,389
Deferred charges and other	34,510	36,824
Goodwill	688,045	610,338
Intangible assets, net	1,716,977	1,683,909
Debt issuance costs	43,901	40,957
Total assets	$3,776,174	$3,626,706
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$28,251	$16,090
Accounts payable	251,135	323,171
Accrued liabilities:
Wages and benefits	67,175	70,945
Income taxes payable	26,102	31,606
Accrued interest	12,546	30,467
Other	104,642	134,633
Total current liabilities	489,851	606,912
Long-term debt, net of current maturities	1,798,814	1,535,522
Employee benefit obligations, net of current portion	74,433	83,802
Deferred income taxes	368,100	337,336
Other	29,887	44,637
Total liabilities	2,761,085	2,608,209
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 52,678 and 52,431 shares, respectively; outstanding 51,363 and 52,226 shares	527	525
Additional paid-in capital	1,385,868	1,374,097
Accumulated deficit	(293,004)	(336,063)
Accumulated other comprehensive loss	(41,690)	(14,446)
	1,051,701	1,024,113
Less treasury stock, at cost, 1,316 and 205 shares, respectively	(36,612)	(5,616)
Total shareholders’ equity	1,015,089	1,018,497
Total liabilities and shareholders’ equity	$3,776,174	$3,626,706
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
For the three and nine month periods ended July 1, 2012 and July 3, 2011
(Unaudited)
(Amounts in thousands, except per share figures)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2012	2011	2012	2011
Net sales	$824,803	$804,635	$2,419,859	$2,359,586
Cost of goods sold	531,069	508,656	1,575,803	1,506,283
Restructuring and related charges	2,038	2,285	8,303	4,932
Gross profit	291,696	293,694	835,753	848,371
Selling	129,851	133,187	391,522	403,768
General and administrative	50,928	60,323	158,091	179,588
Research and development	8,597	9,192	23,790	25,557
Acquisition and integration related charges	5,274	7,444	20,625	31,487
Restructuring and related charges	1,858	4,781	7,587	12,846
Total operating expenses	196,508	214,927	601,615	653,246
Operating income	95,188	78,767	234,138	195,125
Interest expense	39,686	40,398	150,082	165,923
Other expense, net	2,224	770	2,225	1,372
Income from continuing operations before income taxes	53,278	37,599	81,831	27,830
Income tax (benefit) expense	(5,371)	8,995	38,772	69,169
Net income (loss)	$58,649	$28,604	$43,059	$(41,339)
Basic earnings per share:
Weighted average shares of common stock outstanding	51,342	50,863	51,669	50,832
Net income (loss)	$1.14	$0.56	$0.83	$(0.81)
Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,819	51,005	52,145	50,832
Net income (loss)	$1.13	$0.56	$0.83	$(0.81)
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended July 1, 2012 and July 3, 2011
(Unaudited)
(Amounts in thousands)

	NINE MONTHS ENDED
	2012	2011
Cash flows from operating activities:
Net income (loss)	$43,059	$(41,339)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	28,708	34,719
Amortization of intangibles	46,550	43,073
Amortization of unearned restricted stock compensation	15,771	22,815
Amortization of debt issuance costs	5,273	8,745
Payments of acquisition related expenses for Russell Hobbs	—	(3,637)
Non-cash debt accretion	169	3,622
Write off of unamortized (premium) / discount on retired debt	(466)	8,950
Write off of debt issuance costs	2,945	15,420
Other non-cash adjustments	3,021	8,312
Net changes in assets and liabilities	(210,808)	(102,037)
Net cash used by operating activities	(65,778)	(1,357)
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,117)	(27,433)
Acquisition of Black Flag	(43,750)	—
Acquisition of FURminator, net of cash acquired	(139,390)	—
Acquisition Seed Resources, net of cash acquired	—	(11,053)
Proceeds from sale of property, plant and equipment	418	188
Proceeds from sale of assets previously held for sale	—	6,997
Other investing activities	(2,045)	(1,530)
Net cash used by investing activities	(217,884)	(32,831)
Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	300,000	—
Payment of 12% Notes, including tender and call premium	(270,431)	—
Proceeds from issuance of 9.5% Notes, including premium	217,000	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(4,091)	(93,400)
Prepayment penalty of term loan facility	—	(7,500)
Debt issuance costs	(11,163)	(10,769)
Other debt financing, net	6,192	15,349
Reduction of other debt	(2,992)	(905)
ABL revolving credit facility, net	2,500	55,000
Treasury stock purchases	(30,996)	(3,409)
Other financing activities	(953)	—
Net cash provided (used) by financing activities	205,066	(45,634)
Effect of exchange rate changes on cash and cash equivalents	(1,429)	(2,414)
Net decrease in cash and cash equivalents	(80,025)	(82,236)
Cash and cash equivalents, beginning of period	142,414	170,614
Cash and cash equivalents, end of period	$62,389	$88,378
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited)

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
These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 1, 2012, the results of operations for the three and nine month periods ended July 1, 2012 and July 3, 2011 and the cash flows for the nine month periods ended July 1, 2012 and July 3, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
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
Shipping and Handling Costs: The Company incurred shipping and handling costs of $48,797 and $148,383 for the three and nine month periods ended July 1, 2012, respectively, and $51,172 and $150,140 for the three and nine month periods ended July 3, 2011, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.
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
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 23% of the Company’s Net sales during both the three and nine month periods ended July 1, 2012. This customer represented approximately 25% and 23% of the Company’s Net sales during the three and nine month periods ended July 3, 2011, respectively. This customer also represented approximately 14% and 16% of the Company’s Trade accounts receivable, net at July 1, 2012 and September 30, 2011, respectively.
Approximately 40% and 44% of the Company’s Net sales during the three and nine month periods ended both July 1, 2012, and July 3, 2011, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
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
Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and nine month periods ended July 1, 2012 was $4,490, or $2,918, net of taxes, and $15,771, or $10,251, net of taxes, respectively. Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and nine month periods ended July 3, 2011 was $8,528, or $5,543, net of taxes, and $22,815, or $14,830, net of taxes, respectively.
The Company granted approximately 42 and 759 restricted stock units during the three and nine month periods ended July 1, 2012, respectively. Of these 759 grants, 18 restricted stock units are time-based and vest over a one year period and 42 restricted stock units are time-based and vest over a two year period. The remaining 699 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $20,756.
The Company granted approximately 1,580 restricted stock units during the nine month period ended July 3, 2011. Of these 1,580 grants, 15 restricted stock units are time-based and vest over a one year period and 18 restricted stock units are time-based and vest over a three year period. The remaining 1,547 restricted stock units are performance and time-based with 665 units vesting over a two year period and 882 units vesting over a three year period. The total market value of the restricted stock units on the dates of the grants was approximately $46,034.
The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock awards and restricted stock units as of July 1, 2012 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(110)	23.75	(2,613)
Restricted stock awards at July 1, 2012	13	$28.00	$364

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	759	27.35	20,756
Forfeited	(53)	28.08	(1,488)
Vested	(396)	28.72	(11,373)
Restricted stock units at July 1, 2012	1,955	$28.41	$55,551

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
The following table summarizes acquisition and integration related charges incurred by the Company during the three and nine month periods ended July 1, 2012 and July 3, 2011:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months		Nine Months
	2012	2011	2012	2011
Russell Hobbs
Integration costs	$1,573	$6,718	$6,766	$22,088
Employee termination charges	840	310	3,356	5,206
Legal and professional fees	587	360	1,508	3,949
Merger related Acquisition and integration related charges	$3,000	$7,388	$11,630	$31,243
FURminator	1,738	—	6,337	—
Black Flag	95	—	1,912	—
Other	441	56	746	244
Total Acquisition and integration related charges	$5,274	$7,444	$20,625	$31,487

3	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, for the three and nine month periods ended July 1, 2012 and July 3, 2011 are as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Net income (loss)	$58,649	$28,604	$43,059	$(41,339)
Other comprehensive (loss) income:
Foreign currency translation	(34,148)	13,139	(30,538)	33,009
Valuation allowance adjustments	465	(216)	214	860
Pension liability adjustments	422	—	953	—
Net unrealized gain (loss) on derivative instruments	1,010	(653)	2,127	(3,718)
Net change to derive comprehensive (loss) income for the period	(32,251)	12,270	(27,244)	30,151
Comprehensive income (loss)	$26,398	$40,874	$15,815	$(11,188)

Net gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the Accumulated other comprehensive income (“AOCI”) section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature.
The changes in accumulated foreign currency translation for the three and nine month periods ended July 1, 2012 and July 3, 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

4	NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share of the Company for the three and nine month periods ended July 1, 2012 and July 3, 2011 is calculated based upon the following number of shares:

	Three Months		Nine Months
	2012	2011	2012	2011
Basic	51,342	50,863	51,669	50,832
Effect of common stock equivalents	477	142	476	—
Diluted	51,819	51,005	52,145	50,832

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

For the nine months ended July 3, 2011, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.

5	INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	July 1, 2012	September 30, 2011
Raw materials	$78,116	$59,928
Work-in-process	29,672	25,465
Finished goods	444,727	349,237
	$552,515	$434,630

6	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338
Additions	—	70,023	15,852	85,875
Effect of translation	(4,089)	(4,079)	—	(8,168)
Balance at July 1, 2012	$264,059	$236,229	$187,757	$688,045
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795
Additions	—	14,000	8,000	22,000
Effect of translation	(5,216)	(8,125)	—	(13,341)
Balance at July 1, 2012	$540,588	$211,366	$83,500	$835,454
Intangible Assets Subject to Amortization
Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114
Additions	—	65,118	17,000	82,118
Amortization during period	(24,613)	(14,325)	(7,612)	(46,550)
Effect of translation	(6,500)	(4,659)	—	(11,159)
Balance at July 1, 2012, net	$450,360	$265,377	$165,786	$881,523
Total Intangible Assets, net at July 1, 2012	$990,948	$476,743	$249,286	$1,716,977

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized as a result of fresh-start reporting upon the Company’s emergence from bankruptcy during the fiscal year ended September 30, 2009 and through other acquisitions. The useful life of the Company’s intangible assets subject to amortization are 4 to 9 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies segments, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	July 1, 2012	September 30, 2011
Technology Assets Subject to Amortization:
Gross balance	$90,924	$71,805
Accumulated amortization	(20,356)	(13,635)
Carrying value, net	$70,568	$58,170
Trade Names Subject to Amortization:
Gross balance	$149,700	$149,700
Accumulated amortization	(26,108)	(16,320)
Carrying value, net	$123,592	$133,380
Customer Relationships Subject to Amortization:
Gross balance	$789,465	$738,937
Accumulated amortization	(102,102)	(73,373)
Carrying value, net	$687,363	$665,564

Amortization expense for the three and nine month periods ended July 1, 2012 and July 3, 2011 is as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Proprietary technology amortization	$2,411	$1,649	$6,721	$4,946
Customer relationships amortization	10,181	9,650	30,041	28,708
Trade names amortization	3,509	3,140	9,788	9,419
	$16,101	$14,439	$46,550	$43,073

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $62,600 per year.

7	DEBT
Debt consists of the following:

	July 1, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, due June 17, 2016	$521,146	5.1%	$525,237	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Notes, due March 15, 2020	300,000	6.8%	—	—%
12% Notes, due August 28, 2019	—	—	245,031	12.0%
ABL Revolving Credit Facility, expiring May 3, 2016	2,500	4.0%	—	2.5%
Other notes and obligations	24,275	11.0%	19,333	10.5%
Capitalized lease obligations	25,294	6.5%	24,911	6.2%
	$1,823,215		$1,564,512
Original issuance premiums (discounts) on debt	3,850		(12,900)
Less: current maturities	28,251		16,090
Long-term debt	$1,798,814		$1,535,522

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company has the following debt instruments outstanding at July 1, 2012: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300,000 ABL revolving credit facility (the “ABL Revolving Credit Facility”).
Term Loan
On December 15, 2011 and June 14, 2012, the Company amended its Term Loan. As a result, the aggregate incremental amount by which the Company, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness, liens and interest coverage were also amended to provide for dollar limits more favorable to the Company and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

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
In connection with the amendments, the Company recorded $236 and $792 of fees in connection with the Term Loan during the three and nine month periods ended July 1, 2012, respectively. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendments, the Company also recorded cash charges of $30 and $531 as an increase to interest expense during the three and nine month periods ended July 1, 2012, respectively.
9.5% Notes
On November 2, 2011, the Company offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.5% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Company’s and the guarantors assets. The additional notes will vote together with the existing 9.5% Notes.
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
The Company recorded $11 and $3,581 of fees in connection with the offering of the 9.5% Notes during the three and nine month periods ended July 1, 2012, respectively. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.
6.75% Notes

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

On March 15, 2012, the Company offered $300,000 aggregate principal amount of 6.75% Notes at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.
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

The Company recorded $450 and $6,265 of fees in connection with the offering of the 6.75% Notes during the three and nine month periods ended July 1, 2012, respectively. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 6.75% Notes.
12% Notes
On March 1, 2012, the Company launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”). Pursuant to the Consent Solicitation, the Company received consents to the adoption of certain amendments to the indenture governing the 12% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 12% Notes who tendered their 12% Notes prior to the expiration of a consent solicitation period, which ended March 14, 2012, would receive tender offer consideration and a consent payment. Holders tendering their 12% Notes subsequent to expiration of the consent solicitation period, but prior to the March 28, 2012 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 12% Notes had tendered approximately $231,421 of the 12% Notes. Following the expiration of the consent solicitation period and as of the expiration of the Tender Offer period, an additional $88 of the 12% Notes were tendered. Following expiration of the Tender Offer period, the Company paid the trustee principal, prepaid interest and a prepaid call premium sufficient to obtain a notice of satisfaction and discharge (“Satisfaction and Discharge”) from the trustee for the remaining approximately $13,522 of the 12% Notes not tendered. The Company delivered funds sufficient to redeem the 12% Notes on the first redemption date, August 28, 2012 (the “Redemption Date”), and has irrevocably taken all steps on its part necessary to effect such redemption. The trustee under the indenture governing the 12% Notes (the “12% Trustee”) has accepted those funds in trust for the benefit of the holders of the 12% Notes and has acknowledged the Satisfaction and Discharge of the 12% Notes and the indenture governing the 12% Notes.
In connection with the Tender Offer, the Company recorded $23,777 of fees and expenses as a cash charge to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2012. In connection with the Satisfaction and Discharge process, the Company recorded cash charges of $1,623 to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2012. In addition, $2,097 of debt issuance costs and unamortized premium related to the 12% Notes were written off as a non-cash charge to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2012.
ABL Revolving Credit Facility
On May 24, 2012, the Company amended its ABL Revolving Credit Facility. As a result, the maturity date was extended from April 21, 2016 to May 3, 2016.
The amended facility carries an interest rate at the option of the Company, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 0.75% per annum or (b) the reserve-adjusted LIBOR rate plus currently 1.75% per annum. No principal amortizations are required with respect to the ABL Revolving Credit Facility.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.
The ABL Revolving Credit Facility contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting and a maximum fixed charge coverage ratio. The ABL Revolving Credit Facility also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
In connection with the amendment of the ABL Revolving Credit Facility, the Company recorded $525 of fees during the three and nine month period ended July 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendment, the Company also recorded cash charges of $482 as an increase to interest expense during the three and nine month period ended July 1, 2012. In addition, $382 of debt issuance costs were written off in connection with the amendment as a non-cash charge to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month period ended July 1, 2012.
As a result of borrowings and payments under the ABL Revolving Credit Facility, at July 1, 2012, the Company had aggregate borrowing availability of approximately $194,909, net of lender reserves of $27,471 and outstanding letters of credit of $26,730.

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
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		July 1, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$—	$274
Foreign exchange contracts	Receivables—Other	4,959	3,189
Foreign exchange contracts	Deferred charges and other	326	—
Total asset derivatives designated as hedging instruments under ASC 815		$5,285	$3,463
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	271	—
Total asset derivatives		$5,556	$3,463

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		July 1, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued interest	—	708
Commodity contracts	Accounts payable	1,801	1,228
Commodity contracts	Other long term liabilities	892	4
Foreign exchange contracts	Accounts payable	753	2,698
Total liability derivatives designated as hedging instruments under ASC 815		$3,446	$5,884
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	1,780	10,945
Foreign exchange contracts	Other long term liabilities	1,504	12,036
Total liability derivatives		$6,730	$28,865

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
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended July 1, 2012, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,368)	Cost of goods sold	$(120)	Cost of goods sold	$(6)
Interest rate contracts	—	Interest expense	—	Interest expense	—
Foreign exchange contracts	(395)	Net sales	(129)	Net sales	—
Foreign exchange contracts	5,973	Cost of goods sold	558	Cost of goods sold	—
Total	$3,210		$309		$(6)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Statement of Operations (Unaudited) for the nine month period ended July 1, 2012, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,989)	Cost of goods sold	$(675)	Cost of goods sold	$8
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	(61)	Net sales	(339)	Net sales	—
Foreign exchange contracts	2,426	Cost of goods sold	(1,336)	Cost of goods sold	—
Total	$391		$(3,214)		$8

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended July 3, 2011, pretax:

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

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the nine month period ended July 3, 2011, pretax:

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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended July 1, 2012 and July 3, 2011, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011
Foreign exchange contracts	7,941	(7,578)	Other expense, net

During the nine month periods ended July 1, 2012 and July 3, 2011, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011
Foreign exchange contracts	11,734	(17,468)	Other expense, net

Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $26 and $18 at July 1, 2012 and September 30, 2011, respectively.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At July 1, 2012 and September 30, 2011, the Company had posted cash collateral of $1,717 and $418, respectively, related to such liability positions. In addition, at July 1, 2012 and September 30, 2011, the Company had posted standby letters of credit of $0 and $2,000, respectively, related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).
Derivative Financial Instruments
Cash Flow Hedges
The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At July 1, 2012 the Company did not have any of such interest rate swaps outstanding.
The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At July 1, 2012 the Company had a series of foreign exchange derivative contracts outstanding through June 2013 with a contract value of $120,804. The derivative net gain on these contracts recorded in AOCI by the Company at July 1, 2012 was $3,269, net of tax expense of $1,262. At July 1, 2012, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $3,065, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 1, 2012 the Company had a series of such swap contracts outstanding through July 2014 for 16 tons with a contract value of $31,665. The derivative net loss on these contracts recorded in AOCI by the Company at July 1, 2012 was $2,225, net of tax benefit of $428. At July 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,479, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 1, 2012 and September 30, 2011, the Company had $189,538 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The Company is exposed to economic risk from foreign currencies, including firm commitments for purchases of materials denominated in South African Rand. Periodically the Company economically hedges a portion of the risk associated with these purchases through forward and swap foreign exchange contracts. The contracts are designated as fair value hedges. The hedges effectively fix the foreign exchange in U.S. Dollars on a specified amount of Rand to a future payment date. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. Derivative gains or losses are realized as the hedged purchases of materials affects earnings. At July 1, 2012 and September 30, 2011, the Company had $2,249 and $0, respectively, of such foreign exchange derivative contracts outstanding.

9	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s net derivative portfolio as of July 1, 2012, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of July 1, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts, net	$—	$1,519	$—	$1,519
Total Assets, net	$—	$1,519	$—	$1,519
Liabilities:
Commodity contracts, net	$—	$(2,693)	$—	$(2,693)
Total Liabilities, net	$—	$(2,693)	$—	$(2,693)

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

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and non-publicly traded debt approximate fair value. The fair values of long-term publicly traded debt are based off unadjusted quoted market prices (level 1) and derivative financial instruments are generally based on quoted or observed market prices (level 2).
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	July 1, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,827,065)	$(1,957,870)	$(1,551,612)	$(1,635,528)
Interest rate swap agreements	—	—	(1,954)	(1,954)
Commodity swap and option agreements	(2,693)	(2,693)	(958)	(958)
Foreign exchange forward agreements	1,519	1,519	(22,490)	(22,490)

10	EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. These pension plans generally provide benefits of stated amounts for each year of service.
The Company’s results of operations for the three and nine month periods ended July 1, 2012 and July 3, 2011 reflect the following pension and deferred compensation benefit costs:

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation benefit cost	2012	2011	2012	2011
Service cost	$578	$781	$1,700	$2,344
Interest cost	2,552	2,557	7,030	7,670
Expected return on assets	(2,051)	(1,965)	(5,378)	(5,896)
Recognized net actuarial loss	242	97	508	291
Employee contributions	(46)	(129)	(139)	(386)
Net periodic benefit cost	$1,275	$1,341	$3,721	$4,023

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and nine month periods ended July 1, 2012 and July 3, 2011 were as follows:

	Three Months		Nine Months
Pension and deferred compensation contributions	2012	2011	2012	2011
Contributions made during period	$1,289	$3,189	$3,767	$6,145

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 1, 2012 were $545 and $1,694, respectively. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 3, 2011 were $1,439 and $4,192, respectively.

11	INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal years ended September 30, 2008 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2008 and prior are subject to IRS examination until the year that such net operating loss carryforwards are utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2009, 2010 and 2011 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

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
Segment information for the three and nine month periods ended July 1, 2012 and July 3, 2011 is as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months		Nine Months
	2012	2011	2012	2011
Net sales from external customers
Global Batteries & Appliances	$500,724	$505,213	$1,669,973	$1,661,177
Global Pet Supplies	157,495	143,839	448,962	425,106
Home and Garden Business	166,584	155,583	300,924	273,303
Total segments	$824,803	$804,635	$2,419,859	$2,359,586
	Three Months		Nine Months
	2012	2011	2012	2011
Segment profit
Global Batteries & Appliances	$47,093	$45,480	$185,726	$180,460
Global Pet Supplies	22,470	19,240	57,778	53,951
Home and Garden Business	44,224	42,921	60,509	51,008
Total segments	113,787	107,641	304,013	285,419
Corporate expense	9,429	14,364	33,360	41,029
Acquisition and integration related charges	5,274	7,444	20,625	31,487
Restructuring and related charges	3,896	7,066	15,890	17,778
Interest expense	39,686	40,398	150,082	165,923
Other expense, net	2,224	770	2,225	1,372
Income from continuing operations before income taxes	$53,278	$37,599	$81,831	$27,830

	July 1, 2012	September 30, 2011
Segment total assets
Global Batteries & Appliances	$2,183,331	$2,275,076
Global Pet Supplies	973,559	828,202
Home and Garden Business	567,718	476,381
Total segment assets	3,724,608	3,579,659
Corporate	51,566	47,047
Total assets at period end	$3,776,174	$3,626,706

13	RESTRUCTURING AND RELATED CHARGES
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
The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.
The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended July 1, 2012 and July 3, 2011:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months		Nine Months
	2012	2011	2012	2011
Cost of goods sold:
Global Batteries & Appliances	$1,205	$408	$4,679	$508
Global Pet Supplies	833	1,877	3,624	4,424
Total restructuring and related charges in cost of goods sold	2,038	2,285	8,303	4,932
Operating expenses:
Global Batteries & Appliances	640	1,678	2,283	2,295
Global Pet Supplies	883	1,855	3,276	5,435
Home and Garden Business	192	747	1,163	2,082
Corporate	143	501	865	3,034
Total restructuring and related charges in operating expenses	1,858	4,781	7,587	12,846
Total restructuring and related charges	$3,896	$7,066	$15,890	$17,778

Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $87,000.
The Company recorded $3,768 and $15,070 of pretax restructuring and related charges during the three and nine month periods ended July 1, 2012, respectively, and the Company recorded $6,462 and $14,569 of pretax restructuring and related charges during the three and nine month periods ended July 3, 2011, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the nine month period ended July 1, 2012:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2011	$8,795	$3,021	$11,816
Provisions	1,051	267	1,318
Cash expenditures	(6,897)	(1,102)	(7,999)
Non-cash items	(108)	(436)	(544)
Accrual balance at July 1, 2012	$2,841	$1,750	$4,591
Expensed as incurred (A)	$3,556	$10,196	$13,752
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the nine month period ended July 1, 2012, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the nine month period ended July 1, 2012	$7,007	$6,900	$1,163	$—	$15,070
Restructuring and related charges since initiative inception	$20,174	$33,762	$17,871	$7,591	$79,398
Total future restructuring and related charges expected	$555	$5,300	$1,755	$—	$7,610

In connection with other restructuring efforts, the Company recorded $128 and $820 of pretax restructuring and related charges during the three and nine month periods ended July 1, 2012, respectively, and $604 and $3,209 of pretax restructuring and related charges during the three and nine month periods ended July 3, 2011, respectively.

14	COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $5,490, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.
The Company does not believe that the resolution of any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

15	ACQUISITIONS
In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
Black Flag
On October 31, 2011, the Company completed the $43,750 cash acquisition of the Black Flag and TAT trade names from The Homax Group, Inc. ("Black Flag"), a portfolio company of Olympus Partners. The Black Flag and TAT product lines consist of liquids, aerosols, baits and traps that control ants, spiders, wasps, bedbugs, fleas, flies, roaches, yellow jackets and other insects. This acquisition was not significant individually.
The results of Black Flag’s operations since October 31, 2011 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Home and Garden Business segment.

Acquisition Accounting
The assets acquired and liabilities assumed in the Black Flag acquisition have been measured at their fair values at October 31, 2011 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The amounts recorded in connection with the acquisition of Black Flag are as follows:

Inventory	$2,509
Property, plant and equipment	301
Intangible assets	25,000
Goodwill	15,852
Other assets	88
Total assets acquired	$43,750

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company performed a valuation of the acquired assets of Black Flag at October 31, 2011. Significant matters related to the determination of the fair values of the acquired identifiable intangible assets are summarized as follows:

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

•
The Company valued trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names were in the range of 2%-4% of expected net sales related to the respective trade name. The Company anticipates using the trade names for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trade names, net sales for the trade names were estimated to grow at a rate of (15)%-8% annually with a terminal year growth rate of 3%. Income taxes were estimated at 40% and amounts were discounted using a rate of 13.5%. Trade names were valued at $8,000 under this approach.

The Company’s estimates and assumptions for Black Flag are subject to change as the Company obtains additional information for its estimates during the measurement period. The primary areas of acquisition accounting that are not yet finalized relate to certain legal matters and residual goodwill.
FURminator
On December 22, 2011, the Company completed the $141,745 cash acquisition of FURminator, Inc. from HKW Capital Partners III, L.P. ("FURminator"). FURminator is a leading worldwide provider of branded and patented pet deshedding products. This acquisition was not significant individually.
The results of FURminator operations since December 22, 2011 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies business segment.

Acquisition Accounting
The assets acquired and liabilities assumed in the FURminator acquisition have been measured at their fair values at December 22, 2011 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The amounts recorded in connection with the acquisition of FURminator are as follows:

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
The Company performed a valuation of the assets and liabilities of FURminator at December 22, 2011. Significant matters related to the determination of the fair values of the acquired identifiable intangible assets are summarized as follows:

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

•
The Company valued trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names were in the range of 4%-5% of expected net sales related to the respective trade name. The Company anticipates using the trade names for an indefinite period as demonstrated by the sustained use of each subject trade name. In estimating the fair value of the trade names, net sales for the trade names were estimated to grow at a rate of 2%-12% annually with a terminal year growth rate of 3%. Income taxes were estimated at 40% and amounts were discounted using a rate of 14%. Trade names were valued at $14,000 under this approach.

•
The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates used in the determination of the fair values of technologies were 10%-12% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents, which is approximately 9 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 2%-12% annually. Income taxes were estimated at 40% and amounts were discounted using the rate of 14%. The technology assets were valued at $19,000 under this approach.

The Company’s estimates and assumptions for FURminator are subject to change as the Company obtains additional information for its estimates during the measurement period. The primary areas of acquisition accounting that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

16	NEW ACCOUNTING PRONOUNCEMENTS

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance was effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The new accounting guidance did not have a material effect on the Company’s Consolidated Financial Statements.
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
Impairment Testing
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
Additionally, in July 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim indefinite-lived intangible asset impairment tests performed for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

17	SUBSEQUENT EVENTS

On August 7, 2012 the Company announced a fiscal 2012 one-time special dividend of $1.00 per share to shareholders of record as of close of business on Monday, August 27, 2012.

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
Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.
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

Results of Operations
Fiscal Quarter and Fiscal Nine Month Period Ended July 1, 2012 Compared to Fiscal Quarter and Fiscal Nine Month Period Ended July 3, 2011
In this Quarterly Report on Form 10-Q we refer to the three months ended July 1, 2012 as the “Fiscal 2012 Quarter,” the nine month period ended July 1, 2012 as the “Fiscal 2012 Nine Months,” the three month period ended July 3, 2011 as the “Fiscal 2011 Quarter” and the nine month period ended July 3, 2011 as the “Fiscal 2011 Nine Months.”

Net Sales. Net sales for the Fiscal 2012 Quarter increased $20 million to $825 million from $805 million in the Fiscal 2011 Quarter, a 3% increase. The following table details the principal components of the change in net sales from the Fiscal

2011 Quarter to the Fiscal 2012 Quarter (in millions):

Net Sales
Fiscal 2011 Quarter Net Sales	$805
Increase in pet supplies	17
Increase in home and garden control products	12
Increase in small appliances	9
Increase in electric shaving and grooming products	4
Increase in consumer batteries	4
Increase in electric personal care products	4
Decrease in portable lighting products	(1)
Foreign currency impact, net	(29)
Fiscal 2012 Quarter Net Sales	$825

Net sales for the Fiscal 2012 Nine Months increased $60 million to $2,420 million from $2,360 million in the Fiscal 2011 Nine Months, a 3% increase. The following table details the principal components of the change in net sales from the Fiscal 2011 Nine Months to the Fiscal 2012 Nine Months (in millions):

Net Sales
Fiscal 2011 Nine Months Net Sales	$2,360
Increase in pet supplies	28
Increase in home and garden control products	27
Increase in small appliances	18
Increase in consumer batteries	15
Increase in electric personal care products	10
Increase in electric shaving and grooming products	9
Decrease in portable lighting products	(3)
Foreign currency impact, net	(44)
Fiscal 2012 Nine Months Net Sales	$2,420
Consolidated net sales by product line for the Fiscal 2012 Quarter, the Fiscal 2011 Quarter, the Fiscal 2012 Nine Months, and the Fiscal 2011 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
Product line net sales
Consumer batteries	$190	$198	$623	$627
Small appliances	173	170	576	567
Pet supplies	157	144	449	425
Home and garden control products	167	155	300	273
Electric personal care products	54	53	195	191
Electric shaving and grooming products	63	62	215	211
Portable lighting products	21	23	62	66
Total net sales to external customers	$825	$805	$2,420	$2,360

Global consumer battery sales decreased $8 million, or 4%, during the Fiscal 2012 Quarter versus the Fiscal 2011 Quarter. Excluding the impact of negative foreign exchange of $12 million global consumer battery sales increased $4 million, or 2%. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings as well as increased shelf space at existing customers, coupled with price increases, primarily in Latin America, and geographic expansion. Global consumer battery sales decreased $4 million, or 1% for the Fiscal 2012 Nine Months versus the Fiscal 2011 Nine Months. Excluding negative foreign exchange impacts of $19 million, global consumer battery sales increased $15 million, or 2% due to the factors discussed above for the Fiscal 2012 Quarter.

Small appliance sales increased $3 million, or 2%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increases in Latin America and Europe of $8 million and $6 million, respectively, tempered by decreased North American sales of $5 million. Foreign exchange negatively affected small appliance sales by $6 million. Latin American sales gains resulted from distribution gains with existing customers as well as price increases. European sales increases were attributable to market share gains in the United Kingdom and expansion of the Russell Hobbs brand throughout Europe. Decreased North American sales resulted from the nonrecurrence of Fiscal 2011 Quarter low margin promotions. For the Fiscal 2012 Nine Months, small appliance sales increased $9 million, or 2%, driven by the factors discussed for the Fiscal 2012 Quarter, coupled with increased North American sales in the first six months of the fiscal year ending September 30, 2012 ("Fiscal 2012") attributable to successful new product introductions and increased placement at a major customer.
Pet supply sales increased $13 million, or 9%, during the Fiscal 2012 Quarter, led by increases in companion animal and aquatics sales of $13 million and $4 million, respectively, tempered by $4 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition and growth in the Nature's Miracle brand in the U.S., whereas gains in aquatics sales resulted from increases in North American aquarium starter kits and pond related sales, including new distribution at major retailers. For the Fiscal 2012 Nine Months, pet supply sales increased $24 million compared to the Fiscal 2011 Nine Months, driven by the strong Fiscal 2012 Quarter sales discussed above, which were tempered by lower European aquatics sales. Foreign exchange negatively impacted the Fiscal 2012 Nine Months sales by $4 million.
Home and garden control product sales increased $12 million, or 7%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increased household insect control sales of $11 million, resulting from strong retail distribution gains with existing customers and the Black Flag acquisition. Sales for the Fiscal 2012 Nine Months increased $27 million, or 10%, due to the factors discussed for the Fiscal 2012 Quarter.
Electric personal care sales increased $1 million, or 2%, for the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, driven by increased Latin American and North American sales of $3 million and $2 million, respectively. These increases were attributable to continued success in new product categories and distribution gains in Latin America. The sales increases were tempered by a decrease in European sales of $1 million coupled with $3 million of negative foreign currency exchange. For the Fiscal 2012 Nine Months, electric personal care sales increased $4 million, or 2%, compared to the Fiscal 2011 Nine Months due to the same factors discussed for the Fiscal 2012 Quarter. Foreign exchange negatively impacted the Fiscal 2012 Nine Months sales by $5 million.
During the Fiscal 2012 Quarter, electric shaving and grooming product sales increased $1 million, or 2%, led by a $4 million increase in European sales and a $1 million increase in sales in Latin America. These gains were tempered by slight declines in North America and negative foreign exchange of $3 million. European sales gains were driven by successful promotions for new product launches, while the increase in Latin American sales was due to distribution and customer gains. Electric shaving and grooming sales for the Fiscal 2012 Nine Months increased $4 million, or 2%, driven by the gains discussed for the Fiscal 2012 Quarter, tempered by the elimination of lower margin North American promotions in the first quarter of Fiscal 2012.
Portable lighting sales in the Fiscal 2012 Quarter decreased $2 million compared to the Fiscal 2011 Quarter. The declines were attributable to a slight North American sales decline of $1 million, coupled with negative foreign exchange impacts of $1 million. Portable lighting sales for the Fiscal 2012 Nine Months decreased $4 million compared to the Fiscal 2011 Nine Months due to the non-recurrence of successful promotions during the first quarter of the year ended September 30, 2011 ("Fiscal 2011") and negative foreign currency exchange of $1 million.
Gross Profit. Gross profit for the Fiscal 2012 Quarter was $292 million versus $294 million for the Fiscal 2011 Quarter. Our gross profit margin for the Fiscal 2012 Quarter decreased to 35.4% from 36.5% in the Fiscal 2011 Quarter. The decrease in gross profit and gross profit margin resulted from a $3 million increase in commodity prices, increased costs from sourced goods, primarily from Asia, and a $2 million decrease due to changes in our customer freight programs during Fiscal 2012, which reduced sales and drove offsetting decreases in distribution expenses. These decreases in gross profit were tempered by increased sales which contributed $5 million in gross profit.

Gross profit for the Fiscal 2012 Nine Months was $836 million versus $848 million for the Fiscal 2011 Nine Months. Our gross profit margin decreased to 34.5% from 36.0% in the Fiscal 2012 Nine Months. The decrease in gross profit and gross profit margin for the Fiscal 2012 Nine Months was driven by a $12 million increase in commodity prices, increased costs from sourced goods, primarily from Asia, a $17 million increase in costs due to changes in product mix and a $3 million decrease due to the adjustment to customer freight programs discussed for the Fiscal 2012 Quarter. Further contributing to the decrease in gross margin during the Fiscal 2012 Nine Months was a $4 million increase in Restructuring and related charges included in cost of goods sold due to our announced closure of a zinc carbon battery manufacturing facility in Colombia. These decreases in gross profit were tempered by increased sales which contributed $21 million in gross profit.
Operating Expense. Operating expenses for the Fiscal 2012 Quarter totaled $197 million versus $215 million for the Fiscal 2011 Quarter, representing a decrease of $18 million. The decrease in operating expenses during the Fiscal 2012 Quarter is primarily attributable to decreased stock compensation expense of $4 million, decreased Restructuring and related charges of $3 million and decreased Acquisition and integration charges of $2 million. Further contributing to the lower operating expenses are synergies recognized subsequent to the Merger, savings from our global cost reduction initiatives and positive foreign exchange impacts of $8 million.
Operating expenses for the Fiscal 2012 Nine Months totaled $602 million versus $653 million for the Fiscal 2011 Nine Months, a decrease of $51 million. The decrease in operating expenses during the Fiscal 2012 Nine Months was driven by synergies being recognized subsequent to the Merger of $22 million, decreased Acquisition and integration charges of $11 million, positive foreign exchange impacts of $12 million and decreased stock compensation expense of $7 million.
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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted EBIT and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2012 Quarter, Fiscal 2012 Nine Months, the Fiscal 2011 Quarter and Fiscal 2011 Nine Months:

Fiscal 2012 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$41	$19	$44	$(45)	$59
Income tax benefit	—	—	—	(5)	(5)
Interest expense	—	—	—	40	40
Restructuring and related charges	2	2	—	—	4
Acquisition and integration related charges	3	2	—	—	5
Adjusted EBIT	$46	$23	$44	$(10)	$103
Depreciation and amortization (b)	16	7	3	4	30
Adjusted EBITDA	$62	$30	$47	$(6)	$133

Fiscal 2012 Nine Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$166	$47	$59	$(229)	$43
Income tax expense	—	—	—	39	39
Interest expense	—	—	—	150	150
Restructuring and related charges	7	7	1	1	16
Acquisition and integration related charges	11	3	1	5	20
Adjusted EBIT	$184	$57	$61	$(34)	$268
Depreciation and amortization (b)	46	20	9	16	91
Adjusted EBITDA	$230	$77	$70	$(18)	$359

Fiscal 2011 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$40	$15	$42	$(68)	$29
Income tax expense	—	—	—	9	9
Interest expense	—	—	—	40	40
Restructuring and related charges	1	4	1	1	7
Acquisition and integration related charges	5	—	—	3	8
Adjusted EBIT	$46	$19	$43	$(15)	$93
Depreciation and amortization (b)	17	6	3	8	34
Adjusted EBITDA	$63	$25	$46	$(7)	$127

Fiscal 2011 Nine Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$155	$43	$49	$(288)	$(41)
Income tax expense	—	—	—	69	69
Interest expense	—	—	—	166	166
Restructuring and related charges	2	10	2	4	18
Acquisition and integration related charges	24	—	—	7	31
Other	(1)	—	—	—	(1)
Adjusted EBIT	$180	$53	$51	$(42)	$242
Depreciation and amortization (b)	51	18	9	23	101
Adjusted EBITDA	$231	$71	$60	$(19)	$343

 ______________________________

(a)
It is our policy to record Income tax (benefit) expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
	(in millions)
Net sales to external customers	$501	$505	$1,670	$1,661
Segment profit	$47	$45	$186	$180
Segment profit as a % of net sales	9.4%	9.0%	11.1%	10.9%
Segment Adjusted EBITDA	$62	$63	$230	$231
Assets as of July 1, 2012 and September 30, 2011	$2,183	$2,275	$2,183	$2,275

Segment net sales to external customers in the Fiscal 2012 Quarter decreased $4 million to $501 million from $505 million during the Fiscal 2011 Quarter, a 1% decrease, driven by unfavorable foreign currency exchange translation which impacted net sales in the Fiscal 2012 Quarter by approximately $25 million. Excluding exchange, segment sales increased by $21 million, led by increased small appliances sales of $9 million. Geographically, Latin American small appliance sales increased $8 million, followed by an increase in European small appliance sales of $6 million, tempered by a $5 million decrease in North American small appliance sales. Latin American sales gains were attributable to price increases and distribution gains with existing customers, whereas European sales increases resulted from market share gains in the United Kingdom and expansion of the Russell Hobbs brand throughout Europe. The decline in North American small appliances sales resulted from the nonrecurrence of low margin promotions that occurred during the Fiscal 2011 Quarter. Excluding foreign exchange, electric shaving and grooming sales increased $4 million, driven by increases of $4 million related to successful new product launches in Europe and $1 million of distribution gains with existing customers in Latin America, tempered by a slight decrease in North American sales. Electric personal care product sales increased $4 million, excluding foreign exchange impacts, led by increased Latin American and North American sales of $3 million and $2 million, respectively, resulting from successful new product introductions and distribution gains in Latin America. The gains in electric personal care product sales were tempered by a $1 million decrease in European sales driven by declining women's hair straightener sales which is attributed to a change in fashion trends. Excluding foreign exchange impacts, global consumer batteries sales increased $4 million, driven by new customer listings as well as increased shelf space at existing customers, coupled with price increases, primarily in Latin America, and geographic expansion. Excluding foreign exchange, portable lighting sales decreased $1 million driven by declines in North America.
Segment net sales to external customers increased $9 million to $1,670 million in the Fiscal 2012 Nine Months, as compared to $1,661 million in the Fiscal 2011 Nine Months. Foreign exchange negatively affected the Fiscal 2012 Nine Months sales by $40 million. Small appliance sales increased $18 million for the Fiscal 2012 Nine Months, excluding foreign exchange impacts, led by a $13 million increase in Latin America and a $3 million increase in Europe resulting from the factors discussed above for the Fiscal 2012 Quarter. These gains were slightly offset by a $1 million decrease in North America due to the nonrecurrence of certain low margin promotions in the Fiscal 2012 Quarter, as discussed above, which offset strong North American sales in the first six months of Fiscal 2012, driven by new product introductions and increased placement at a major customer. Excluding foreign exchange impacts, consumer battery sales increased $15 million for the Fiscal 2012 Nine Months compared to the Fiscal 2011 Nine Months due to the factors discussed above for the Fiscal 2012 Quarter. Electronic personal care sales increased $10 million excluding foreign exchange for the Fiscal 2012 Nine Months, driven by increases in North America and Latin America of $10 million and $6 million, respectively, tempered by a $4 million decrease in European sales. These fluctuations within electronic personal care sales were driven by the factors discussed above for the Fiscal 2012 Quarter. Excluding foreign exchange, electric shaving and grooming sales increased $9 million, driven by gains in Europe due to the factors mentioned above for the Fiscal 2012 Quarter. Portable lighting sales for the Fiscal 2012 Nine Months decreased $3 million, excluding foreign exchange, compared to the Fiscal 2011 Nine Months due to the non-recurrence of successful promotions during the first quarter of Fiscal 2011 and lower severe weather related sales.

Segment profitability in the Fiscal 2012 Quarter increased to $47 million from $45 million in the Fiscal 2011 Quarter. Segment profitability as a percentage of net sales increased to 9.4% in the Fiscal 2012 Quarter compared to 9.0% in the Fiscal 2011 Quarter. The increase is primarily attributable to favorable changes in product mix and decreased depreciation of property, plant and equipment, tempered by decreased sales and increased commodity prices. Segment profitability in the Fiscal 2012 Nine Months increased to $186 million from $180 million in the Fiscal 2011 Nine Months due to increased sales, synergies recognized following the Merger, and the factors discussed above for the Fiscal 2012 Quarter.
Segment Adjusted EBITDA in the Fiscal 2012 Quarter decreased slightly to $62 million from $63 million, due to decreased sales and increased commodity costs, which was partially offset by favorable product mix. Segment Adjusted EBITDA in the Fiscal 2012 Nine Months also decreased $1 million compared to the Fiscal 2011 Nine Months driven by the same factors mentioned for the Fiscal 2012 Quarter.
Segment assets at July 1, 2012 decreased to $2,183 million from $2,275 million at September 30, 2011. The decrease is primarily due to the impact of unfavorable foreign currency translation, amortization of intangible assets and decreases in the segment's cash balance. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger, decreased slightly to $1,255 million at July 1, 2012 from $1,295 million at September 30, 2011.
Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
	(in millions)
Net sales to external customers	$157	$144	$449	$425
Segment profit	$22	$19	$58	$54
Segment profit as a % of net sales	14.3%	13.4%	12.9%	12.7%
Segment Adjusted EBITDA	$30	$25	$77	$71
Assets as of April 1, 2012 and September 30, 2011	$974	$828	$974	$828

Segment net sales to external customers in the Fiscal 2012 Quarter increased to $157 million compared to $144 million in the Fiscal 2011 Quarter, driven by increased companion animal sales and aquatics sales of $13 million and $4 million, respectively. Companion animal sales increases resulted from the FURminator acquisition in Fiscal 2012 and expansion of the Nature's Miracle brand in the U.S., while strong North American aquarium starter kits and pond related sales drove the increase in aquatics sales. Foreign exchange negatively impacted the Fiscal 2012 Quarter pet supplies sales by $4 million. Pet supply sales for the Fiscal 2012 Nine Months increased $24 million to $449 million from $425 million in the Fiscal 2011 Nine Months. Sales increases in the Fiscal 2012 Nine Months were primarily attributable to the factors discussed above for the Fiscal 2011 Quarter, tempered by lower European aquatics sales in the first quarter of Fiscal 2012. FURminator sales were $10 million for the Fiscal 2012 Quarter and $18 million for the Fiscal 2012 Nine Months.
Segment profitability increased $3 million in the Fiscal 2012 Quarter to $22 million. Segment profitability as a percentage of sales in the Fiscal 2012 Quarter increased to 14.3% from 13.4% in the same period last year. The increase in segment profit and segment profitability as a percentage of sales is attributable to increased sales and pricing improvements in the Fiscal 2012 Quarter, partially offset by changes in product mix which negatively impacted margins. Segment profit for the Fiscal 2012 Nine Months increased $4 million to $58 million, primarily due to the increase in sales. Segment profitability as a percentage of sales increased slightly to 12.9% in the Fiscal 2012 Nine Months versus 12.7% in the Fiscal 2011 Nine Months due to the factors discussed above for the Fiscal 2012 Quarter.
Segment Adjusted EBITDA in the Fiscal 2012 Quarter increased $5 million, to $30 million, from $25 million in the Fiscal 2011 Quarter. Segment Adjusted EBITDA for the Fiscal 2012 Nine Months increased $6 million, to $77 million, compared to the Fiscal 2011 Nine Months. The increase in Adjusted EBITDA in both the Fiscal 2012 Quarter and the Fiscal 2012 Nine Months is due to the factors driving increased segment profitability discussed above.
Segment assets at July 1, 2012 increased to $974 million from $828 million at September 30, 2011. The increase is primarily due to the acquisition of FURminator during the Fiscal 2012 Nine Months. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting and acquisitions, increased to $713 million at July 1, 2012 from $595 million at September 30, 2011.

Home and Garden Business

	Fiscal Quarter		Fiscal Nine Months
	2012	2011	2012	2011
	(in millions)
Net sales to external customers	$167	$155	$300	$273
Segment profit	$44	$43	$61	$51
Segment profit as a % of net sales	26.5%	27.6%	20.1%	18.7%
Segment Adjusted EBITDA	$47	$46	$70	$60
Assets as of April 1, 2012 and September 30, 2011	$568	$476	$568	$476

Segment net sales to external customers increased $12 million, or 7%, during the Fiscal 2012 Quarter, to $167 million, compared to $155 million in the Fiscal 2011 Quarter. Household insect control sales increased $11 million in the Fiscal 2012 Quarter resulting from retail distribution gains and the Black Flag acquisition. Sales for the Fiscal 2012 Nine Months increased $27 million to $300 million driven by increases of $22 million in household insect control sales, due to the factors discussed for the Fiscal 2012 Quarter, and $5 million in lawn and garden control sales as a result of increased distribution with existing customers. Black Flag sales were $9 million and $16 million for the Fiscal 2012 Quarter and Fiscal 2012 Nine Months, respectively.
Segment profitability in the Fiscal 2012 Quarter improved $1 million, to $44 million, from $43 million in the Fiscal 2011 Quarter driven by the increase in sales for the Fiscal 2012 Quarter. Segment profitability as a percentage of sales in the Fiscal 2012 Quarter declined to 26.5%, from 27.6% in the same period last year. This decrease in segment profitability was driven by product mix within household insect control as a result of softer volume in high margin backyard bug control products while maintaining volume in lower margin candles and personal repellants. Segment profitability for the Fiscal 2012 Nine Months increased $10 million, to $61 million, versus $51 million in the Fiscal 2011 Nine Months. Segment profitability as a percentage of sales increased to 20.1% in the Fiscal 2012 Nine Months from 18.7% in the Fiscal 2011 Nine Months. The increase in segment profitability for the Fiscal 2012 Nine Months was due to the increased sales for the period coupled with savings from our restructuring initiatives and strong control over operating expenses.
Segment Adjusted EBITDA was $47 million in the Fiscal 2012 Quarter, an increase of $1 million, compared to segment Adjusted EBITDA of $46 million in the Fiscal 2011 Quarter. Home and garden segment Adjusted EBITDA for the Fiscal 2012 Nine Months increased $10 million, to $70 million, compared to $60 million in the Fiscal 2011 Nine Months. The increase in segment Adjusted EBITDA is attributable to the same factors that led to the increase in segment profit discussed above.
Segment assets at July 1, 2012 increased to $568 million from$476 million at September 30, 2011. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting and acquisitions, increased to $437 million at July 1, 2012, from $404 million at September 30, 2011, driven by the Black Flag acquisition. The remaining increase in segment assets was driven by the normal seasonal increase in trade accounts receivables and inventory as we are currently in our major selling season.
Corporate Expense. Our corporate expense was $9 million in the Fiscal 2012 Quarter compared to $14 million in the Fiscal 2011 Quarter. This decrease is primarily attributable to a $4 million decrease in stock based compensation expense. Corporate expense as a percentage of consolidated net sales for the Fiscal 2012 Quarter decreased to 1.1% versus 1.8% for the Fiscal 2011 Quarter. Our corporate expense during the Fiscal 2012 Nine Months was $33 million compared to $41 million during the Fiscal 2011 Nine Months. This reduction is primarily related to a $7 million decrease in stock based compensation expense. Corporate expense as a percentage of consolidated net sales for the Fiscal 2012 Nine Months decreased to 1.4% compared to 1.7% during the Fiscal 2011 Nine Months.
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
We incurred $5 million of Acquisition and integration related charges during the Fiscal 2012 Quarter in connection with the Merger and the acquisitions of Black Flag and FURminator, which consisted of the following: (i) $1 million of legal and professional fees; (ii) $2 million of employee termination charges; and (iii) $2 million of integration costs. We incurred $7 million of Acquisition and integration related charges during the Fiscal 2011 Quarter in connection with the Merger which primarily consisted primarily of $7 million of integration costs. We incurred $20 million of Acquisition and integration related charges during the Fiscal 2012 Nine Months in connection with the Merger and the acquisitions of Black Flag and FURminator, which consisted of: (i) $6 million of legal and professional fees; (ii) $4 million of employee termination charges; and (iii) $10 million of integration costs. We incurred $31 million of Acquisition and integration related charges during the Fiscal 2011 Nine Months in connection with the Merger, which consisted of: (i) $4 million of legal and professional fees; (ii) $5 million of employee termination charges; and (iii) $22 million of integration costs.

Restructuring and Related Charges. See Note 13, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.
Interest Expense. Interest expense in the Fiscal 2012 Quarter of $40 million was unchanged from the Fiscal 2011 Quarter. Lower expense from the replacement of our 12% Notes with our 6.75% Notes in Fiscal 2012 was offset primarily by higher expense from increased principal primarily related to our 9.5% Notes and expenses related to the amendment of our ABL Revolving Credit Facility. Interest expense in the Fiscal 2012 Nine Months decreased to $150 million from $166 million in the Fiscal 2011 Nine Months. The decrease is attributed to the factors mentioned above, reduced principal and lower effective interest rates related to our Term Loan, lower expense for interest rate swaps and other fees and expenses, partially offset by increased principal related to our 9.5% Notes. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Income Taxes. Our effective tax rate on income from continuing operations is approximately (10)% for the Fiscal 2012 Quarter. Our effective tax rate on income from continuing operations is approximately 47% for the Fiscal 2012 Nine Months. Our effective tax rate on the income (loss) from continuing operations was approximately 24% and 249% for the Fiscal 2011 Quarter and Fiscal 2011 Nine Months, respectively. There are three significant factors impacting our book income tax rate. First, we are very profitable in our foreign jurisdictions and therefore must provide for foreign income taxes even while we have a book loss in the U.S. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against U.S. deferred tax assets, we are unable to realize any financial statement benefit related to our U.S. domestic losses. This impact is further exacerbated by the tax amortization of certain domestic indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in net operating loss deferred tax assets in determining the Company’s domestic valuation allowance. This results in additional net domestic tax expense despite the U.S. domestic book losses. Third, in the first Quarter of Fiscal 2012, we recognized a $14 million tax benefit from the release of a portion of our U.S. valuation allowance, as discussed below, in connection with the purchase of FURminator.
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
We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. At July 1, 2012, we are estimating that at September 30, 2012 we will have U.S. federal and state net operating loss carryforwards of approximately $1,313 million and $1,349 million, respectively, which will expire through years ending in 2033, and we will have foreign net operating loss carryforwards of approximately $114 million, which will expire beginning in 2013. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $301 million of our federal and $385 million of our state net operating losses will expire unused.
The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification Topic 740: “Income Taxes”, (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets, including the net operating losses of one of our Brazilian subsidiaries. During the Fiscal 2012 Nine Months, we decreased our valuation allowance against net deferred tax assets by approximately $14 million, including the $14 million tax adjustment referenced above.
Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $360 million and $374 million at July 1, 2012 and September 30, 2011, respectively. Of this amount, approximately $329 million and $339 million relates to U.S. net deferred tax assets at July 1, 2012 and September 30, 2011, respectively, and approximately $31 million and $35 million relates to foreign net deferred tax assets at July 1, 2012 and September 30, 2011, respectively.
As a result of the purchase of FURminator, we were able to release $14 million of U.S. valuation allowance during Fiscal 2012. The release was attributable to $14 million of net deferred tax liabilities recorded on the FURminator opening balance sheet that offset other U.S. net deferred tax assets.
ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. As of July 1, 2012 and September 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $5 million and $9 million, respectively. At July 1, 2012 and September 30, 2011, we had approximately $4 million and $5 million of accrued interest and penalties related to uncertain tax positions, respectively.

Liquidity and Capital Resources

Operating Activities
Operating Activities. For the Fiscal 2012 Nine Months, cash used by operating activities totaled $66 million compared to cash use of $1 million during the Fiscal 2011 Nine Months. The $65 million increase in cash used by operating activities was primarily due to:

•
A $91 million use of cash for working capital and other items driven by higher seasonal increases in inventories and higher seasonal decreases in accounts payable, partially offset by lower seasonal decreases in accrued salaries and higher seasonal decreases in accounts receivable; and

•	Higher cash payments for income taxes of $7 million; partially offset by

•	Higher income before income tax expense and interest expense of $28, excluding depreciation and amortization;

•	Lower cash acquisition and restructuring costs of $13 million.

•	Lower cash payments for interest of $4 million; and

•	Other items totaling a cash use of $12 million.
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
We are not treating Fiscal 2012 and future earnings as permanently reinvested. At July 1, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2012, we expect to generate between $20 million and $40 million of foreign cash that will be repatriated for general corporate purposes.
See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.
Investing Activities

Net cash used by investing activities was $218 million for the Fiscal 2012 Nine Months. For the Fiscal 2011 Nine Months net cash used by investing activities was $33 million. The $185 million increase in cash used by investing activities in the Fiscal 2012 Nine Months is driven by an increase in cash used for acquisitions of $173 million, which related to the $139 million, net of cash acquired, purchase of FURminator and the $44 million acquisition of Black Flag, which was partially offset by the $11 million acquisition of Seed Resources, Inc., net of cash acquired, in the Fiscal 2011 Nine Months. Also contributing to the increase in cash used in investing activities during the Fiscal 2012 Nine Months was a $5 million increase in capital expenditures and the non-recurrence of a $7 million cash inflow related to the sale of assets held for sale in the Fiscal 2011 Nine Months.
Financing Activities
Debt Financing
At July 1, 2012 we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) ; (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300 million ABL revolving credit facility (the “ABL Revolving Credit Facility,” and, together with the Term Loan and the 6.75% Notes and the 9.5% Notes, (the “Senior Credit Facilities”).
At July 1, 2012, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $521 million under the Term Loan, maturing June 17, 2016; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $300 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $3 million under the ABL Revolving Credit Facility, expiring May 3, 2016.
At July 1, 2012, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility.
See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Interest Payments and Fees
In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $90 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $20 million in the aggregate under our 6.75% Notes. We also incur interest on our borrowings under the Term Loan and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 6.75% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest on our debt is payable in cash. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at July 1, 2012, we estimate annual interest payments of approximately $27 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

Equity Financing Activities
During the Fiscal 2012 Nine Months, we granted approximately 0.8 million shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $21 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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

Critical Accounting Policies and Critical Accounting Estimates
Our Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2011.

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
Interest Rate Risk
We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At July 1, 2012, there were no outstanding interest rate derivative instruments.
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

Commodity Price Risk
We are exposed to fluctuations in market prices for purchases of zinc used in our manufacturing processes. We use commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodity. The cost of calls are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.
At July 1, 2012, there were no outstanding interest rate derivative instruments.
At July 1, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $31.9 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $21.1 million.
At July 1, 2012, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.9 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a loss of $0.5 million.

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

Litigation
See Note 14, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our legal proceedings.

Item 1A.	Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on December 8, 2011 (our “Form 10-K”), our Quarterly Report on Form 10-Q filed with the SEC on February 3, 2012 (our “Q1 Form 10-Q”) and our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012 (our "Q2 Form 10-Q), as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A, of our Q1 Form 10-Q and Q2 Form 10-Q.
Risks Related To Our Business
The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings, or a change in control of Harbinger Group Inc., could constitute a change of control under the agreements governing Spectrum Brands' debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands' debt, including any foreclosure on or sale of SB Holdings' common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 10.625% Senior Secured Notes due 2015. A change in control under Spectrum Brands' debt could also result from a change in control of HRG following the sale or other disposition by the Harbinger Parties to non-affiliates of a sufficient amount of the common stock of HRG. Such a disposition could include any foreclosure on or sale of HRG common stock pledged as collateral by the Harbinger Parties. One of the Harbinger Parties has pledged all of the shares of HRG common stock that it owns (representing a majority of the outstanding common stock of HRG), together with securities of other issuers, to secure portfolio financing. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 6.75% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings' Common Stock-The Harbinger Parties and HRG exercise significant influence over us and their interests in our business may be different from the interests of our stockholders” in our Form 10-K.
On June 27, 2012, the United States Securities and Exchange Commission (“SEC”) filed two civil actions in the United States District Court for the Southern District of New York, asserting claims against Harbinger Capital Partners Special Situations GP, L.L.C. (“Harbinger Capital”), Harbinger Capital Partners Offshore Manager, L.L.C., and certain of their current and former affiliated entities and persons, including Philip A. Falcone. Mr. Falcone is the Chief Executive Officer and Chairman of the Board of Directors of HRG, our parent. Investment funds managed by Harbinger Capital are the controlling stockholders of HRG, the majority stockholder of our direct parent company, SB Holdings. One civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and alleges further violations in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, Harbinger Capital and certain of its affiliates received “Wells Notices” in December 2011 with respect to the matters addressed by these actions.
We understand that Harbinger Capital and its affiliates deny the charges in the SEC's complaints and intend to vigorously defend against them. It is not possible at this time to predict the outcome of these actions, including whether the matters will result in settlements on any or all of the issues involved. However, in these actions the SEC is seeking a range of remedies, including permanent injunctive relief, disgorgement, civil penalties and pre-judgment interest and an order prohibiting Mr. Falcone from serving as an officer and director of any public company. If, following the outcome of these investigations, Harbinger Capital determines to dispose of the stock of HRG, or HRG determines to dispose of the stock of SB Holdings, this could constitute a change of control under the agreements governing our debt as discussed above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2012 Quarter, we did not sell any equity securities that were not registered under the Securities Act. On October 18, 2011 the Board of Directors approved a new $30 million common stock repurchase program, which was completed in the second quarter of Fiscal 2012. During the Fiscal 2012 Quarter we did not purchase any shares of our common stock pursuant to this plan. The following table reflects credits paid to certain employees in amounts equal to the value of shares of capital stock of the Company that were owned and forfeited by such employees to satisfy tax withholding requirements on the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended April 1, 2012
April 2, 2012 – April 29, 2012	—	$—	—	—
April 30, 2012 – May 27, 2012	4,521	35.44	—	—
May 28, 2012 – July 1, 2012	—	—	—	—
Total	4,521	$35.44	—	—

Item 6.	Exhibits

Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2012

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

Exhibit 4.9
Indenture governing Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020, dated as of March 20, 2012, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee(filed by incorporation by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012).

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

Exhibit 10.5
Registration Rights Agreement, dated as of March 20, 2012, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020 (filed by incorporation by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012).

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

Exhibit 10.22
Fourth Amendment to Loan and Security Agreement, dated as of May 24, 2012, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 7, 2012).

Exhibit 10.23
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

Exhibit 10.35
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

Exhibit 10.37
Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.38
Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.39
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

Exhibit 10.41
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

Exhibit 10.43
First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.44
Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.45
Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.46
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

Exhibit 10.48
Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.49
Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.50
Separation Agreement, dated as of March 2, 2011, by and between Spectrum Brands, Inc. and John T. Wilson (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2011).

Exhibit 10.51
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Annex A to the Proxy Statement on Schedule 14A filed with the SEC by Spectrum Brands Holdings, Inc. on January 28, 2011).

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

  ______________________________
*    Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”