Form 10-K
period 2012-09-30
Spectrum Brands Holdings, Inc.
filed 2012-11-21
CIK 1487730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $728,534,901 based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 29, 2012).* As of November 16, 2012, there were outstanding 51,516,300 shares of the registrant's Common Stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed within 120 days of September 30, 2012 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

*
For purposes of this calculation only, shares of the registrant's Common Stock, par value $0.01 per share, held by directors and executive officers and by Harbinger Group Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. have been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS
General
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
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
We sell our products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.
Our diversified global branded consumer products have positions in six major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; and electric personal care products. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery and portable lighting, electric shaving and grooming, electric personal care businesses and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, "Segment Information", in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
On October 8, 2012, we entered into an agreement with Stanley Black & Decker, Inc. ("Stanley Black & Decker") to acquire the residential hardware and home improvement business (the "HHI Business") currently operated by Stanley Black & Decker and certain of its subsidiaries for $1.4 billion, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the "Hardware Acquisition"). The Hardware Acquisition includes the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business. The Hardware Acquisition will also include the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan"), involved in the production of residential locksets (the "TLM Residential Business"). Stanley Black & Decker is currently in the process of completing the acquisition of all of the issued and outstanding shares of TLM Taiwan.
The consummation of the Hardware Acquisition will take place in two separate closing. The first closing (the “First Closing”) will involve the acquisition of the HHI Business. The second closing will involve the acquisition of the TLM Residential Business (the “Second Closing”).
On November 16, 2012, our wholly owned subsidiary, Spectrum Brands Escrow Corp. issued $520 million aggregate principal amount of 6.375% Senior Notes due 2020 (that “2020 Notes”) and $570 million aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes”). The 2020 Notes and the 2022 Notes will be assumed by Spectrum Brands upon the First Closing. Spectrum Brands intends to use the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as refinance its existing Term Loan (defined below) with a new $800 million senior secured term loan, which is expected to close concurrently with the First Closing.
Our Products
We compete in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; home and garden control products and small appliances. Our broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries, other specialty batteries and portable lighting products;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	home and garden control products including household insect controls, insect repellents and herbicides;

•	electric and wet shaving and grooming devices;

•	small appliances, including small kitchen appliances and home product appliances; and

•	electric personal care and styling devices.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2012	2011	2010
Consumer batteries	29%	30%	38%
Small appliances	24%	24%	9%
Pet supplies	19%	18%	22%
Home and garden control products	12%	11%	13%
Electric shaving and grooming	8%	9%	10%
Electric personal care products	8%	8%	8%
	100%	100%	100%
Consumer Batteries
We market and sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) to both retail and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. We also manufacture alkaline batteries for third parties who sell the batteries under their own private labels. Our zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low and medium drain battery powered devices.
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

We also offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.
Pet Supplies
In the pet supplies product category we market and sell a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Our largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. We also sell a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Our largest specialty pet brands include FURminator, 8-in-1, Dingo, Firstrax, Nature’s Miracle, Wild Harvest and Littermaid.
Home and Garden Control Products
In the home and garden control products category we currently sell and market several leading home and garden care products, including household insecticides, insect repellent, herbicides, garden and indoor plant foods and plant care treatments. We offer a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control category include Hot Shot, Cutter, Repel, Black Flag and TAT. Our herbicides brands include Spectracide, Real-Kill and Garden Safe. We have positioned ourselves as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands.
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
Electric Personal Care Products
Our electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances and electric toothbrushes.
Sales and Distribution
We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart represented approximately 23% of our consolidated net sales for the fiscal year ended September 30, 2012. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2012.
Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations and Note 11, Segment Information, in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
In our fiscal years ended September 30, 2012, 2011 and 2010, we invested $33.1 million, $32.9 million and $31.0 million, respectively, in product research and development.

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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $5.4 million for estimated liabilities at September 30, 2012 should not be material to our business or financial condition.

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
Employees
We had approximately 5,850 full-time employees worldwide as of September 30, 2012. Approximately 33% of our total labor force is covered by collective bargaining agreements. There are three collective bargaining agreements that will expire during our fiscal year ending September 30, 2013, which cover approximately 64% of the labor force under collective bargaining agreements, or approximately 21% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov . In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 601 Rayovac Drive, Madison, Wisconsin 53711 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

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

•	the impact of our substantial indebtedness on our business, financial condition and results of operations;

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	our ability to successfully integrate the business acquired in connection with the combination with the HHI Business and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•
the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of certain of our products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;

•	the risk that synergies will not be realized following the consummation of the Hardware Acquisition; and

•	the ability to consummate the Hardware Acquisition.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2012 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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
We are a parent company with limited business operations of our own. Our main asset is the capital stock of our subsidiaries. We conduct most of our business operations through our direct and indirect subsidiaries. Accordingly, our primary sources of cash are dividends and distributions with respect to our ownership interests in our subsidiaries that are derived from their earnings and cash flow. Our subsidiaries might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Our subsidiaries' payments to us will be contingent upon their earnings and upon other business considerations. In addition, our senior credit facilities, the indentures governing our notes and other agreements limit or prohibit certain payments of dividends or other distributions to us. We expect that future credit facilities will contain similar restrictions.
Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.
We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2012, we had total indebtedness under our Term Loan, 9.5% Notes and ABL Facility (together the "Senior Secured Facilities"), the 6.75% Notes and other debt of approximately $1.7 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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
Furthermore, a portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
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
Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under certain of the agreements governing Spectrum Brands' debt, including any foreclosure on or sale of SB Holdings' common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 10.625% Senior Secured Notes due 2015. A change in control under Spectrum Brands' debt could also result from a change in control of HRG following the sale or other disposition by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. or Global Opportunities Breakaway Ltd. (together the “Harbinger Parties”) to non-affiliates of a sufficient amount of the common stock of HRG. Such a disposition could include any foreclosure on or sale of HRG common stock pledged as collateral by the Harbinger Parties. One of the Harbinger Parties has pledged all of the shares of HRG common stock that it owns (representing a majority of the outstanding common stock of HRG), together with securities of other issuers, to secure portfolio financing. The 2020 Indenture provides a different definition of “Change of Control” than in the Senior Secured Facilities and a sale by Harbinger Capital of its shares in HRG or a foreclosure on our stock by the HRG noteholders would generally not be a change of control. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 6.75% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings' Common Stock-The Harbinger Parties and HRG exercise significant influence over us and their interests in our business may be different from the interests of our stockholders” in this Form 10-K.
On June 27, 2012, the United States Securities and Exchange Commission (“SEC”) filed two civil actions in the United States District Court for the Southern District of New York, asserting claims against Harbinger Capital Partners Special Situations GP, L.L.C. (“Harbinger Capital”), Harbinger Capital Partners Offshore Manager, L.L.C., and certain of their current and former affiliated entities and persons, including Philip A. Falcone. Mr. Falcone is the Chief Executive Officer and Chairman of the Board of Directors of HRG, our parent. Investment funds managed by Harbinger Capital are the controlling stockholders of HRG, the majority stockholder of our direct parent company, SB Holdings. One civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and alleges further violations in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. Harbinger Capital and certain of its affiliates received "Wells Notices" in December 2011 with respect to the matters addressed by these actions.
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
In the U.S., the uncertainty regarding significant mandated tax increases and government spending cuts beginning in January 2013, (the “Fiscal Cliff”) poses a serious risk for the U.S. economy and consumer confidence. In the event that the U.S. federal government is unable to achieve a resolution that would mitigate the impact of the Fiscal Cliff to a meaningful degree, there could be an adverse impact on the U.S. economy with a decrease in consumer spending, which could negatively impact our revenues and earnings. In addition, if the impact of the Fiscal Cliff results in a recessionary environment in the U.S., this could affect the global economy in a manner that negatively affects our international business and financial performance and results.
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
In 2011 and 2012, concern over sovereign debt in Greece, Spain, Italy and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.
We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.
We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.
The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of our operations.
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
On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold through the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.
We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
Approximately 46% of our net sales for the fiscal year ended September 30, 2012 were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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
The principal raw materials used to produce our products—including zinc powder, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2011 and 2012, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.
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
As of September 30, 2012, Spectrum Brands has U.S. federal and state net operating loss carryforwards of approximately $1,305 million and $1,341 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of September 30, 2012, our management determined that it continues to be more likely than not that the U.S. net deferred tax asset, excluding certain indefinite-lived assets, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations.
As a consequence of the Salton-Applica merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ U.S. loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. We expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs’ U.S. net operating loss carryforwards are subject to a full valuation allowance at September 30, 2012.
We estimate that approximately $301 million of the Spectrum and Russell Hobbs U.S. federal net operating losses and $385 million of the Spectrum and Russell Hobbs state net operating losses would expire unused even if the Company generates sufficient income to otherwise use all its net operating losses, due to the limitation in Section 382 of the IRC.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 23% of our consolidated net sales for the fiscal year ended September 30, 2012. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.
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
Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2012, approximately 46% of our net sales and 46% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.
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
We purchase a number of our products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material adverse effect on our sales and gross margin. Furthermore, on October 11, 2011, the U.S. Senate approved a bill to impose sanctions against China for its currency valuation, although the future status of this bill is uncertain. If this bill is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on our sales and gross margin.
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

•
We may face excess and obsolete inventory risk related to non-compliant inventory that we may hold for which there is reduced demand, and we may need to write down the carrying value of such inventories.

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
In our Global Batteries & Appliances segment, we license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2011, The Black & Decker Corporation ("BDC") extended the license agreement through December 2015. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.

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
We and certain of our officers and directors have been named in the past, and, may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.
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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.
Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.
Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the Environmental Protection Agency ("EPA"), the Food and Drug Administration ("FDA") or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.
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
The Food Quality Protection Act ("FQPA") established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.
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
Approximately 33% of our total labor force is covered by collective bargaining agreements. There are three collective bargaining agreements that will expire during our fiscal year ending September 30, 2013, which cover approximately 64% of the labor force under collective bargaining agreements, or approximately 21% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.
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

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, products and services could be harmed significantly.
We rely on trade secrets, know-how and other proprietary information in operating our business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our products or services and harming our ability to maintain or increase our customer base.
Disruption or failures of our information technology systems could have a material adverse effect on our business.
Our information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business.
The consummation of the Hardware Acquisition is subject to certain conditions including, among others, required regulatory approvals, obtaining certain third party consents and other customary closing conditions, some of which are out of our control.
The closing of the Hardware Acquisition is subject to certain conditions including, among others, obtaining required regulatory approvals, obtaining certain third party consents and other customary closing conditions, some of which are out of our control. The Second Closing will take place after the completion of the first closing and is subject to certain additional conditions, including among others, obtaining required regulatory approvals, the consummation of the acquisition by Stanley Black & Decker of all of the issued and outstanding shares of TLM Taiwan (with which we have no involvement) and other customary closing conditions, some of which are out of our control. There is no guarantee that these conditions will be satisfied or that the Hardware Acquisition will be consummated.
Failure to complete the Hardware Acquisition could, under certain circumstances, result in us being required to pay a termination fee to Stanley Black & Decker.
Stanley Black & Decker has certain termination rights under the Acquisition Agreement that, if exercised by Stanley Black & Decker (subject to the satisfaction of certain specified requirements in the Acquisition Agreement), may result in the payment by us to Stanley Black & Decker of a termination fee. In the event that the debt financing required to consummate the Hardware Acquisition is not funded at the time the First Closing would otherwise occur pursuant to the Acquisition Agreement, we may be required (subject to the satisfaction of certain specified requirements in the Acquisition Agreement) to pay to Stanley Black & Decker a termination fee of $56 million. In the event that the Hardware Acquisition is not consummated due to certain material breaches of the Acquisition Agreement by us, we may be required (subject to the satisfaction of certain specified requirements in the Acquisition Agreement) to pay to Stanley Black & Decker a termination fee of $78 million.
Risks Related to SB Holdings' Common Stock

The Harbinger Parties and HRG exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.
The Harbinger Parties and Harbinger Group, Inc. ("HRG"), both separately and together, have the ability to influence the outcome of any corporate action by us, that requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. In addition, we are a party to a stockholder agreement with HRG and the Harbinger Parties.
This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of HRG and perhaps HRG and the Harbinger Parties. HRG and the Harbinger Parties may also delay or prevent a change in control of SB Holdings. See “Risks Related to our Business-The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands' debt.”
In addition, because, as of the date HRG and the Harbinger Parties own more than 50% of the voting power of SB Holdings, SB Holdings is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of SB Holdings' board of directors and SB Holdings' entire compensation committee be independent do not apply. As a result, the ability of SB Holdings' independent directors to influence its business policies and affairs may be reduced.
If HRG and/or the Harbinger Parties sell substantial amounts of SB Holdings' common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings' common stock could be adversely affected. SB Holdings has entered into a registration rights agreement (the “Registration Rights Agreement”) with HRG, the Harbinger Parties and certain other stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require SB Holdings to register all or some of such shares for sale under the Securities Act in certain circumstances, and also have the right to include those shares in a registration initiated by SB Holdings. If SB Holdings is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by SB Holdings, sales made by such stockholders may adversely affect the price of SB Holdings' common stock and SB Holdings' ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that SB Holdings register their shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of SB Holdings' common stock.
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
Even though SB Holdings' common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.
The trading volume in SB Holdings' common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of SB Holdings' common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of SB Holdings' common stock. We can give no assurance that sales of substantial amounts of SB Holdings' common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of SB Holdings' common stock to decline or impair SB Holdings' future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in SB Holdings' common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market's perception of our business, and announcements made by SB Holdings, its competitors or parties with whom SB Holdings has business relationships. The lack of liquidity in SB Holdings' common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

The market price of SB Holdings' common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.
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
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of SB Holdings' common stock. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.
Additional issuances of SB Holdings' common stock may result in dilution to its existing stockholders.
Prior to October 21, 2010, we had two active equity incentive plans under which shares of the Company could be issued, the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”) and the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (the “RH Plan”). On October 21, 2010, the Company's Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. As a result of shareholder approval of the 2011 Plan, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. Up to 4,625,676 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan. As of November 16, 2012, we have issued 667,933 restricted shares and 2,721,937 restricted stock units under the 2009 Plan, the RH Plan and the 2011 Plan and are authorized to issue up to a total of 2,174,740 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2012:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Deforest, Wisconsin(2)	Distribution/Returns Center
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Redlands, California(2)	Warehouse, Electric Shaver & Personal Care Product Distribution
Manchester, England(1)	Warehouse and Sales and administrative office
Wolverhampton, England(1)	Warehouse
Wolverhampton, England(2)	Warehouse

Global Pet Supplies
Noblesville, Indiana(1)	Pet Supply Manufacturing & Distribution
Bridgeton, Missouri(2)	Pet Supply Manufacturing
Blacksburg, Virginia(1)	Pet Supply Manufacturing
Melle, Germany(1)	Pet Supply Manufacturing
Melle, Germany(2)	Pet Supply Distribution
Edwardsville, Illinois(2)	Pet Supply Distribution
Grand Rapids, Michigan(2)	Pet Supply Manufacturing & Distribution
Roanoke, Virginia(2)	Pet Supply Distribution

Home and Garden Business
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Earth City, Missouri(2)	Household & Controls Manufacturing

(1)	Facility is owned.

(2)	Facility is leased.
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
Environmental
We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability that may result from the resolution of these matters in excess of the amounts provided of approximately $5.4 million, will not have a material adverse effect on our financial condition, results of operations or cash flows.
We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SB Holdings' common stock (the “SBH Common Stock”) is traded on the NYSE under the symbol “SPB.”
As of November 16, 2012, there were approximately 4 holders of record based upon data provided by the transfer agent for the SBH Common Stock. We believe the number of beneficial holders of our New Common Stock is significantly in excess of this amount.
The following table sets forth the reported high and low bid prices per share of SBH Common Stock as reported on the NYSE Composite Transaction Tape, for the fiscal period indicated:

	High	Low
Fiscal 2012
Quarter ended September 30, 2012	$42.12	$32.85
Quarter ended July 1, 2012	$35.73	$32.11
Quarter ended April 1, 2012	$34.96	$27.91
Quarter ended January 1, 2012	$28.02	$22.17
Fiscal 2011
Quarter ended September 30, 2011	$32.25	$20.11
Quarter ended July 3, 2011	$36.38	$27.51
Quarter ended April 3, 2011	$36.61	$25.51
Quarter ended January 2, 2011	$32.79	$25.86

On August 7, 2012, SB Holdings declared a one-time special dividend of $1.00 per share to shareholders of record as of August 27, 2012. A total dividend payment of $51,450 was made on September 18, 2012. Furthermore, the Board of Directors approved plans to initiate a regular quarterly common stock dividend starting in Fiscal 2013 of $0.25 per share.
Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any of our own securities during the last quarter of the fiscal year ended September 30, 2012. On October 18, 2011 the Board of Directors approved a $30 million common stock repurchase program, which was completed in the second quarter of Fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended September 30, 2012
July 2, 2012 - July 29, 2012	—	—	—	—
July 30, 2012 - August 26, 2012	—	—	—	—
August 27, 2012 - September 30, 2012	—	—	—	—

Total	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2012 and 2011 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010 are included elsewhere in this Annual Report on Form 10-K. The information presented below as of and for the fiscal years ended September 30, 2012, 2011 and 2010 also includes that of Russell Hobbs since the Merger on June 16, 2010.
The following selected financial data, which may not be indicative of future performance, should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.
On February 3, 2009, we and our wholly owned U.S. subsidiaries (the "Debtors") filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Texas. On August 28, 2009 (the "Effective Date"), the Debtors emerged from Chapter 11 of the U.S. Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors' confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.
The term "Predecessor Company" refers to Spectrum Brands, our Wisconsin predecessor, and its subsidiaries prior to the Effective Date. The term "Successor Company" refers to Spectrum Brands, the Delaware successor, and its subsidiaries from the Effective Date forward.
Financial information in our financial statements prepared after August 29, 2009 will not be comparable to financial information from prior periods.

	Successor Company				Predecessor Company
	2012	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Statement of Operations Data:
Net sales	$3,252.4	$3,186.9	$2,567.0	$219.9	$2,010.6	$2,426.6
Gross profit	1,115.7	1,128.9	921.4	64.4	751.8	920.1
Operating income (loss)(1)	301.7	227.9	168.8	0.1	156.8	(684.6)
Interest expense (12)	191.9	208.3	277.0	17.0	172.9	229.0
Other expense (income), net	0.9	2.5	12.3	(0.8)	3.3	1.2
Reorganization items expense (income), net	—	—	3.6	4.0	(1,142.8)	—
Income (loss) from continuing operations before income taxes	109.0	17.1	(124.2)	(20.0)	1,123.4	(914.8)
Income tax expense (benefit)	60.4	92.3	63.2	51.2	22.6	(9.5)
(Loss) income from discontinued operations, net of tax(2)	—	—	(2.7)	0.4	(86.8)	(26.2)
Net income (loss)(3)(4)(5)(6)(7)	48.6	(75.2)	(190.1)	(70.8)	1,013.9	(931.5)
Restructuring and related charges—cost of goods sold(8)	$9.8	$7.8	$7.2	$0.2	$13.2	$16.5
Restructuring and related charges—operating expenses(8)	9.8	20.8	17.0	1.6	30.9	22.8
Per Share Data:
Net income (loss) per common share
Basic	$0.94	$(1.47)	$(5.28)	$(2.36)	$19.76	$(18.29)
Diluted	0.91	(1.47)	(5.28)	(2.36)	19.76	(18.29)
Average shares outstanding
Basic	51.6	51.1	36.0	30.0	51.3	50.9
Diluted (9)	53.3	51.1	36.0	30.0	51.3	50.9
Cash Flow and Related Data:
Net cash provided (used) by operating activities	$254.8	$227.4	$57.3	$75.0	$1.6	$(10.2)
Capital expenditures(10)	46.8	36.2	40.3	2.7	8.1	18.9
Depreciation and amortization (excluding amortization of debt issuance costs)(10)	133.8	135.1	117.4	8.6	58.5	85.0
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$158.0	$142.4	$170.6	$97.8		$104.8
Working capital(11)	450.8	441.4	536.9	323.7		371.5
Total assets	3,751.6	3,626.7	3,873.7	3,020.7		2,247.5
Total long-term debt, net of current maturities	1,652.9	1,535.5	1,723.1	1,530.0		2,474.8
Total debt	1,669.3	1,551.6	1,743.8	1,583.5		2,523.4
Total shareholders’ equity (deficit)	989.1	1,018.5	1,046.4	660.9		(1,027.2)

(1)
Pursuant to the guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 350: “Intangibles-Goodwill and Other,” we conduct annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $32 million, $34 million and $861 million in Fiscal 2011, the period from October 1, 2008 through August 30, 2009 and our fiscal year ended September 30, 2008, ("Fiscal 2008"), respectively. No non-cash impairment charges were recorded during Fiscal 2012, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment“ section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on impairment charges.

(2)
On November 5, 2008, Spectrum Brands’ board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. During the second quarter of Fiscal 2009, we completed the shutdown of the growing products portion of the Home and Garden Business and, accordingly, began reporting the results of operations of this business as discontinued operations. Therefore, the presentation of all historical continuing operations has been changed to exclude the growing products portion of the Home and Garden Business. Fiscal 2008 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $8 million to reduce the carrying value of intangible assets relating to the growing products portion of our Home and Garden Business to reflect its estimated fair value.

(3)	Fiscal 2012 income tax expense of $60 million includes a non-cash charge of approximately $14 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(4)	Fiscal 2011 income tax expense of $92 million includes a non-cash charge of approximately $65 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(5)	Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $92 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(6)
Included in the period from August 31, 2009 through September 30, 2009 for the Successor Company is a non-cash tax charge of $58 million related to the residual U.S. and foreign taxes on approximately $166 million of actual and deemed distributions of foreign earnings. Income tax expense for the Predecessor Company for the period from October 1, 2008 through August 30, 2009 includes a non-cash adjustment of approximately $52 million resulting from a reduction in the valuation allowance against certain deferred tax assets. Included in income tax expense for the period from October 1, 2008 through August 30, 2009 for the Predecessor Company is a non-cash charge of $104 million related to the tax effects of the fresh start adjustments. In addition, income tax expense for the Predecessor Company for this period includes the tax effect of the gain on the cancellation of debt from the extinguishment of the then existing senior subordinated notes as well as the modification of the then existing senior term credit facility. The tax effect of these gains increased the Company’s U.S. net deferred tax asset exclusive of indefinite lived intangibles by approximately $124 million. However, due to the Company’s full valuation allowance on the U.S. net deferred tax assets exclusive of indefinite lived intangibles as of August 30, 2009, the tax effect of the gain on the cancellation of debt and the modification of the senior secured credit facility was offset by a corresponding adjustment to increase the valuation allowance for deferred tax assets by $124 million. The tax effect of the fresh start adjustments, the gain on the cancellation of debt and the modification of the senior secured credit facility, net of corresponding adjustments to the valuation allowance, are netted against reorganization items.

(7)	Fiscal 2008 income tax benefit of $10 million includes a non-cash charge of approximately $189 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(8)	See Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(9)
Diluted average shares outstanding for each of Fiscal 2011, Fiscal 2010, the period from August 31, 2009 through September 30, 2009, the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 does not assume the exercise of common stock equivalents as the impact would be antidilutive.

(10)	Amounts reflect the results of continuing operations only.

(11)	Working capital is defined as current assets less current liabilities.

(12)
Fiscal 2012 includes a non-cash charge of $2 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and refinancing of the Company’s 12% Notes. Fiscal 2011 includes a non-cash charge of $24 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of the Company’s Term Debt facility. Fiscal 2010 includes a non-cash charge of $83 million related to the write-off of unamortized debt issuance costs and unamortized discounts and premiums in connection with the extinguishment and refinancing of debt that was completed in conjunction with the Merger.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to Fiscal 2012, Fiscal 2011 and Fiscal 2010 refer to fiscal year periods ended September 30, 2012, 2011 and 2010, respectively.
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
Unless the context indicates otherwise, the terms “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SB Holdings and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger.
On October 8, 2012, we entered into an agreement with Stanley Black & Decker, Inc. ("Stanley Black & Decker") to acquire the residential hardware and home improvement business (the "HHI Business") currently operated by Stanley Black & Decker and certain of its subsidiaries for $1.4 billion, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the "Hardware Acquisition"). The Hardware Acquisition includes the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business. The Hardware Acquisition will also include the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan"), which is involved in the production of residential locksets (the "TLM Residential Business"). Stanley Black & Decker is currently in the process of completing the acquisition of all of the issued and outstanding shares of TLM Taiwan.
The consummation of the Hardware Acquisition will take place in two separate closings. The first closing (the “First Closing”) will involve the acquisition of the HHI Business. The second closing will involve the acquisition of the TLM Residential Business (the “Second Closing”).
On November 16, 2012, our wholly owned subsidiary, Spectrum Brands Escrow Corp., issued $520 million aggregate principal amount of 6.375% Senior Notes due 2020 (that “2020 Notes”) and $570 million aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes”). The 2020 Notes and the 2022 Notes will be assumed by Spectrum Brands upon the First Closing. Spectrum Brands intends to use the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as to refinance its existing Term Loan (defined below), with a new $800 million senior secured term loan, which is expected to close concurrently with the First Closing.
Business Overview
We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. With the addition of Russell Hobbs we design, market and distribute a broad range of branded small household appliances and personal care products. Our manufacturing and product development facilities are located in the United States, Europe and Latin America. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.
We sell our products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

Our diversified global branded consumer products have positions in six major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances and electric personal care products. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for further information on our operating segments.
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
During Fiscal 2012 in our Home and Garden Business segment, we purchased and updated several Black Flag products while also launching the new Black Flag Flying Insect Trap, the Wasp, Hornet & Yellow Jacket Lures and the Fly Lures. We also introduced several innovative products for indoor use such as the Hot Shot Ant & Roach Plus Germ Killer and the do-it-yourself Hot Shot Bedbug Mattress & Luggage Treatment Kit.  Innovative products for outdoor use include the Cutter Backyard Bug Control Mosquito Repellent Lantern and Cutter Scented Citronella Candles, the two-in-one Spectracide Bug & Weed Killer and the Spectracide Fire Ant Killer Yard Protection Granules. Under the Remington brand we launched the next generation Professional i-Light intense pulsed light ("IPL") device, including a full roll-out of the i-Light in North America, successfully expanded to a full line of hair care accessories and introduced Keratin smart products in all of our haircare lines. Additionally in consumer batteries, we launched the new Indestructible line of Rayovac flashlights, developed everyday rechargeable batteries and the Platinum LCD charger. During Fiscal 2012, our Global Pet Supplies segment purchased the FURminator business, the patented global leader in deshedding tools, launched a series of exciting new GloFish products in North America, and expanded our leading Nature's Miracle line of stain and odor products.
During Fiscal 2011, we introduced the new Spectracide Easy Action Pump delivery system, which makes application over larger areas quick and easy by providing consumers up to five minutes of continuous spray. We also launched the Cutter Natural and Repel Natural insect repellents that offer highly effective, DEET-free protection and are priced like other repellents. Additionally, under the Remington brand we introduced the Mb Touch, a precision beard trimmer with LED touch screen controls, expanded into a pearl line of hair care accessories and began marketing the i-Light IPL device, which uses cutting edge intense pulsed light technology to remove hair for up to six months and has been approved by the FDA in the

United States. Furthermore, we launched coffee machines using new fast brew technology under the Farberware tradename. For the North American Aquatic business we launched energy efficient Marineland LED reef capable lights. These LEDs produce a high quality, natural-looking light that shimmers, adding depth and dimension to the aquarium. In the Companion Animal business we expanded the popular Nature’s Miracle product line to include: litter and accessories, shampoo, waste management and pet crates.
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
Competitive Landscape
We compete in six major product categories: consumer batteries, pet supplies, home and garden control products, electric shaving and grooming products, small appliances, and electric personal care products.
The consumer battery product category consists of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt, specialty batteries, which include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries, and portable lighting products. Most consumer batteries are marketed under one of the following brands: Rayovac/VARTA, Duracell, Energizer or Panasonic. In addition, some retailers market private label batteries, particularly in Europe. The majority of consumers in North America and Europe purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries but is gradually converting to higher-priced alkaline batteries as household disposable income grows. Our major competitors in the consumer batteries product category are Energizer Holdings, Inc., The Procter & Gamble Company and Matsushita.
We believe that we are the largest worldwide marketer of hearing aid batteries and that we continue to maintain a leading global market position. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.
Our global pet supplies business comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supply market is extremely fragmented, with no competitor holding a market share greater than twenty percent. We believe that our brand positioning, including the leading global aquatics brand in Tetra, our diverse array of innovative and attractive products and our strong retail relationships and global infrastructure will allow us to remain competitive in this fast growing industry. Our largest competitors in the pet supplies product category are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company.

Products in our home and garden category are sold through the Home and Garden Business. The Home and Garden Business manufactures and markets outdoor and indoor insect control products, rodenticides, herbicides and plant foods. The Home and Garden Business operates in the U.S. market under the brand names Spectracide, Hot Shot, Cutter, Real Kill, Black Flag and Garden Safe. The Home and Garden Business’ marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. The Home and Garden Business’ primary competitors include The Scotts Miracle-Gro Company, Central Garden & Pet Company and S.C. Johnson & Son, Inc.
We also operate in the shaving and grooming and personal care product category, consisting of electric and wet shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under our Remington brand. Our primary competitors in the electric shaving and grooming category are Procter & Gamble, makers of Braun, and Koninklijke Phillips Electronics N.V., makers of Norelco. Electric grooming products include beard and mustache trimmers, nose and ear trimmers, body groomers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, styling irons and hair-setters. Europe and North America account for the majority of our worldwide electric personal care product category sales. Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.
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

•
Expansive Distribution Network. We distribute our products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and Original Equipment Manufacturers.

•
Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our six product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

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

The seasonality of our sales during the last three fiscal years is as follows:
Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2012	2011	2010
December	26%	27%	23%
March	23%	22%	21%
June	25%	25%	25%
September	26%	26%	31%
Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011
Highlights of Consolidated Operating Results
Net Sales. Net sales for Fiscal 2012 increased to $3,252 million from $3,187 million in Fiscal 2011, a 2% increase. The following table details the principal components of the change in net sales from Fiscal 2011 to Fiscal 2012 (in millions):

Net Sales
Fiscal 2011 Net Sales	$3,187
Increase in pet supplies	45
Increase in home and garden control products	33
Increase in consumer batteries	31
Increase in electric shaving and grooming products	12
Increase in electric personal care products	9
Increase in small appliances	8
Foreign currency impact, net	(73)

Fiscal 2012 Net Sales	$3,252

Consolidated net sales by product line for Fiscal 2012 and Fiscal 2011 are as follows (in millions):

	Fiscal Year
	2012	2011
Product line net sales
Consumer batteries	$949	$954
Small appliances	772	778
Pet supplies	615	579
Home and garden control products	387	354
Electric shaving and grooming products	279	274
Electric personal care products	250	248
Total net sales to external customers	$3,252	$3,187
Global consumer battery sales during Fiscal 2012 decreased $5 million compared to Fiscal 2011. Excluding negative foreign exchange impacts of $36 million, global consumer battery sales increased $31 million, or 3%. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings as well as increased shelf space at existing customers, coupled with price increases, primarily in Latin America, and geographic expansion.
Small appliances sales decreased $6 million during Fiscal 2012 compared to Fiscal 2011. Excluding negative foreign exchange impacts of $14 million, small appliances sales increased $8 million, or 1%. Latin American and European constant currency sales increases of $16 million and $12 million, respectively, were tempered by a $19 million decrease in North American sales. Latin American sales gains resulted from distribution gains with existing customers as well as price increases. European sales increases were attributable to market share gains in the United Kingdom and expansion of the Russell Hobbs brand throughout Europe. Decreased North American sales were a result of a concerted effort to eliminate certain low margin promotions.
Pet supply product sales during Fiscal 2012 increased $36 million, or 6%, compared to Fiscal 2011, led by increases in companion animal and aquatics sales of $34 million and $11 million, respectively, tempered by $8 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition, distributional gains and growth in the Nature's Miracle brand in the U.S. Aquatics sales gains resulted from increases in North American aquarium starter kits and pond related sales, including new distribution at major retailers, which were tempered by lower European aquatics sales.
Sales of home and garden control products during Fiscal 2012 versus Fiscal 2011 increased $33 million, or 9%, driven by increased household insect controls sales of $30 million resulting from the Black Flag acquisition and strong retail distribution gains with existing customers. Lawn and garden controls sales increased $3 million in Fiscal 2012 compared to Fiscal 2011 due to increased distribution with existing customers.
Electric shaving and grooming product sales during Fiscal 2012 increased $5 million, or 2%, compared to Fiscal 2011 led by a $14 million increase in European sales and a $4 million increase in Latin American sales. These gains were tempered by a $6 million decline in North American sales and negative foreign exchange impacts of $7 million. European sales gains were driven by successful promotions for new product launches, while the increase in Latin American sales was due to distribution and customer gains. North American declines resulted from the elimination of lower margin promotions as well as distribution declines.

Electric personal care product sales in Fiscal 2012 increased $2 million compared to Fiscal 2011 driven by gains in North America and Latin America of $11 million and $7 million, respectively, which were tempered by a $8 million decline in European sales and negative foreign exchange impacts of $8 million. The gains in North America and Latin America were attributable to the continued success in new product categories and distribution gains in Latin America, whereas the decrease in European sales was a result of declining women's hair straightener sales due to a shift in fashion trends combined with decreased promotions in the fourth quarter of Fiscal 2012.
Gross Profit. Gross profit for Fiscal 2012 was $1,116 million versus $1,129 million during Fiscal 2011, representing a $13 million decrease. Our gross profit margin for Fiscal 2012 decreased to 34.3% from 35.4% in Fiscal 2011. The decrease in gross profit and gross profit margin was driven by $36 million of negative foreign exchange impacts, a $17 million increase in commodity prices and higher costs for sourced goods, primarily from Asia, a $12 million increase in costs due to changes in product mix and a $2 million increase in Restructuring and related charges. These factors contributing to the decline in gross profit were tempered by increased organic sales which contributed $31 million of gross profit and Fiscal 2012 acquisitions which contributed $23 million of gross profit.
Operating Expense. Operating expenses for Fiscal 2012 totaled $814 million versus $901 million during Fiscal 2011. The $87 million decrease in operating expenses for Fiscal 2012 versus Fiscal 2011 was driven by synergies recognized subsequent to the Merger of $25 million, decreased asset impairment charges of $32 million, decreased Acquisition and integration charges of $6 million, positive foreign exchange impacts of $20 million and savings from our cost reduction initiatives. See “Acquisition and Integration Related Charges” below, as well as Note 2, Significant Accounting Policies—Acquisition and Integration Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.
Operating Income. Operating income was approximately $302 million in Fiscal 2012 compared to $228 million recognized in Fiscal 2011, representing an increase of $74 million. The increase is primarily attributable to the decreased operating expenses discussed above, which were slightly offset by the decline in gross profit as detailed above.
Adjusted EBITDA. Management believes that certain non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community. Adjusted EBITDA provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results.
Adjusted EBITDA was $485 million for Fiscal 2012 compared with $457 million for Fiscal 2011.
Segment Results. As discussed under “Business Overview” above we manage our business in three reportable segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies; and (iii) Home and Garden Business.
Operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. Expenses associated with certain general and administrative functions have been excluded in the determination of reportable segment profits and are included in corporate expenses. These corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to our operating segments.
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

Below are reconciliations of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBIT and Adjusted EBITDA by segment and for Consolidated Spectrum Brands for Fiscal 2012 and Fiscal 2011:

	Fiscal 2012
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$221	$70	$71	$(313)	$49
Income tax expense	—	—	—	60	60
Interest expense	—	—	—	192	192
Acquisition and integration related charges	15	5	2	9	31
Restructuring and related charges	7	10	1	1	19
Adjusted EBIT	$243	$85	$74	$(51)	$351
Depreciation and amortization (d)	64	28	13	29	134
Adjusted EBITDA	$307	$113	$87	$(22)	$485

	Fiscal 2011
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$180	$50	$62	$(367)	$(75)
Income tax expense	—	—	—	92	92
Interest expense	—	—	—	184	184
Write-off unamortized discounts and financing fees (b)	—	—	—	24	24
Restructuring and related charges	6	17	2	4	29
Acquisition and integration related charges	31	—	—	6	37
Intangible asset impairment	23	8	1	—	32
Accelerated depreciation and amortization (c)	(1)	—	—	—	(1)
Adjusted EBIT	$239	$75	$65	$(57)	$322
Depreciation and amortization (d)	68	24	12	31	135
Adjusted EBITDA	$307	$99	$77	$(26)	$457

(a)	It is our policy to record income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

(b)	Adjustment reflects the write-off of unamortized deferred financing fees and discounts related to the refinancing of our Term loan facility.

(c)
Adjustment reflects restricted stock amortization and accelerated depreciation associated with certain restructuring initiatives. Inasmuch as this amount is included within Restructuring and related charges, this adjustment negates the impact of reflecting the add-back of depreciation and amortization.

(d)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.
Global Batteries & Appliances

	2012	2011
	(in millions)
Net sales to external customers	$2,250	$2,254
Segment profit	$244	$239
Segment profit as a % of net sales	10.8%	10.6%
Segment Adjusted EBITDA	$307	$307
Assets as of September 30,	$2,243	$2,275
Segment net sales to external customers in Fiscal 2012 decreased $4 million to $2,250 million from $2,254 million during Fiscal 2011, driven by unfavorable foreign currency exchange translation which impacted Fiscal 2012 net sales by approximately $65 million. Excluding foreign exchange, segment sales increased by $61 million, led by increased consumer batteries sales of $31 million. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings as well as increased shelf space at existing customers, coupled with price increases, primarily in Latin America, and geographic expansion. Excluding foreign exchange, electric shaving and grooming sales increased $12 million, driven by an increase of $14 million due to successful new product launches in Europe and $4 million of distribution gains with existing customers in Latin America, tempered by a $6 million decrease in North American sales. Electric personal care product sales increased $9 million, excluding foreign exchange impacts, led by North American and Latin American sales increases of $11 million and $7 million, respectively, resulting from successful new product introductions and distribution gains in Latin America. The gains in electric personal care product sales were tempered by an $8 million decrease in European sales driven by declining women's hair straightener sales which is attributed to a change in fashion trends combined with decreased promotions in the fourth quarter of Fiscal 2012. Excluding foreign exchange impacts, small appliances sales increased $8 million. Geographically, small appliance sales increased $16 million in Latin America and $12 million in Europe, tempered by a $19 million decrease in North American small appliance sales. Latin American sales gains were attributable to price increases, distribution gains with existing customers and new customer gains, whereas European sales increases resulted from market share gains in the United Kingdom and expansion of the Russell Hobbs brand throughout Europe. The decline in North American small appliances sales resulted from a concerted effort to eliminate certain low margin promotions.
Segment profitability during Fiscal 2012 increased $5 million to $244 million from $239 million in Fiscal 2011. Segment profitability as a percentage of net sales increased slightly to 10.8% in Fiscal 2012 compared to 10.6% in Fiscal 2011. The increase is primarily attributable to favorable changes in product mix, and synergies recognized following the Merger, tempered by decreased sales and increased commodity prices.
Segment Adjusted EBITDA in Fiscal 2012 remained flat at $307 million, due to favorable changes in product mix which were offset by decreased sales and increased commodity costs.
Segment assets at September 30, 2012 decreased to $2,243 million from $2,275 million at September 30, 2011 primarily resulting from the amortization of intangible assets. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and subsequent acquisitions, decreased to $1,261 million at September 30, 2012 from $1,295 million at September 30, 2011.
Global Pet Supplies

	2012	2011
	(in millions)
Net sales to external customers	$615	$579
Segment profit	$86	$75
Segment profit as a % of net sales	14.0%	13.0%
Segment Adjusted EBITDA	$113	$99
Assets as of September 30,	$956	$828
Segment sales to external customers in Fiscal 2012 increased to $615 million from $579 million in Fiscal 2011, representing an increase of $36 million or 6%, driven by increased companion animal sales and aquatics sales of $34 million and $11 million, respectively. Companion animal sales increases resulted from the FURminator acquisition in Fiscal 2012, which contributed $30 million in sales, and expansion of the Nature's Miracle brand in the U.S. Strong North American aquarium starter kits and pond related sales drove the increase in aquatics sales, which was tempered by lower European aquatics sales. Foreign exchange negatively impacted Fiscal 2012 pet supplies sales by $8 million.

Segment profitability increased $11 million in Fiscal 2012 to $86 million from $75 million in Fiscal 2011. Segment profitability as a percentage of sales in Fiscal 2012 also increased to 14.0% from 13.0% during Fiscal 2011. The increase in segment profit is attributable to increased sales and North American pricing improvements in Fiscal 2012, partially offset by negative foreign exchange impacts and a slowing European economy. The higher segment profit as a percentage of sales is primarily a result of the acquisition of FURminator which contributes a higher margin compared to other products within the segment, coupled with savings from our restructuring initiatives. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.
Segment Adjusted EBITDA in Fiscal 2012 increased $14 million, to $113 million, from $99 million in Fiscal 2011. The increase in Adjusted EBITDA is due to the factors driving increased segment profitability discussed above.
Segment assets as of September 30, 2012 increased to $956 million from $828 million at September 30, 2011. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and subsequent acquisitions, increased to $715 million at September 30, 2012 from $595 million at September 30, 2011, driven by the goodwill and intangible assets added with the FURminator acquisition.
Home and Garden Business

	2012	2011
	(in millions)
Net sales to external customers	$387	$354
Segment profit	$74	$65
Segment profit as a % of net sales	19.1%	18.4%
Segment Adjusted EBITDA	$87	$77
Assets as of September 30,	$508	$476

Segment net sales to external customers increased $33 million, or 9%, during Fiscal 2012, to $387 million, compared to $354 million in Fiscal 2011. Household insect control sales increased $30 million in Fiscal 2012 resulting from the Black Flag acquisition, which contributed $24 million in additional sales, coupled with retail distribution gains. Lawn and garden controls sales increased $3 million in Fiscal 2012, compared to Fiscal 2011, driven by increased distribution with existing customers.
Segment profitability in Fiscal 2012 improved $9 million, to $74 million, from $65 million in Fiscal 2011, driven by increased sales in Fiscal 2012. Segment profitability as a percentage of sales increased to 19.1% in Fiscal 2012, from 18.4% in Fiscal 2011. This increase in segment profitability was due to the increased sales for the period, coupled with strong control over operating expenses which positively impacted segment profitability as a percentage of sales.
Segment Adjusted EBITDA was $87 million in Fiscal 2012, an increase of $10 million, compared to segment Adjusted EBITDA of $77 million in Fiscal 2011. The increase in segment Adjusted EBITDA is attributable to the same factors that led to the increase in segment profit discussed above.
Segment assets as of September 30, 2012 increased to $508 million from $476 million at September 30, 2011. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and subsequent acquisitions, increased to $433 million at September 30, 2012 from $404 million at September 30, 2011, driven by the Black Flag acquisition.
Corporate Expense. Our corporate expense in Fiscal 2012 decreased to $52 million from $54 million in Fiscal 2011. This decrease is attributable to a $1 million decrease in stock based compensation expense during Fiscal 2012 compared to Fiscal 2011 coupled with savings from expense management. Corporate expense as a percentage of consolidated net sales for Fiscal 2012 was 1.6% compared to 1.7% during Fiscal 2011.
Restructuring and Related Charges. See Note 14, "Restructuring and Related Charges", of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.
The following table summarizes all restructuring and related charges we incurred in Fiscal 2012 and Fiscal 2011 (in millions):

	2012	2011
Costs included in cost of goods sold:
Global Cost Reduction Initiatives:
Termination benefits	$2.9	$1.6
Other associated costs	6.9	5.9
Other Cost Reduction Initiatives:
Other associated costs	—	0.3
Total included in cost of goods sold	$9.8	$7.8
Costs included in operating expenses:
Global Cost Reduction Initiatives:
Termination benefits	3.1	10.2
Other associated costs	5.8	7.8
Other Cost Reduction Initiatives:
Termination benefits	—	0.9
Other associated costs	0.9	1.9
Total included in operating expenses	$9.8	$20.8
Total restructuring and related charges	$19.6	$28.6

In connection with the Global Cost Reduction Initiatives, we recorded $19 million and $25 million of pretax restructuring and related charges during Fiscal 2012 and Fiscal 2011, respectively. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected at approximately $89 million, approximately $83 million of which had been incurred through September 30, 2012.
Acquisition and integration related charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to both consummated acquisitions and acquisition targets, employee termination charges, integration related professional fees and other post business combination related expenses.
We incurred $31 million of Acquisition and integration related charges during Fiscal 2012 primarily in connection with the Merger and the acquisitions of Black Flag and FURminator, and the expected acquisition of the HHI Business, which consisted of: (i) $16 million of integration costs; (ii) $6 million of employee termination charges; and (iii) $9 million of legal and professional fees. We incurred $37 million of Acquisition and integration related charges during Fiscal 2011, which consisted of the following: (i) $23 million of integration costs; (ii) $8 million of employee termination charges; and (iii) $6 million of legal and professional fees.
Goodwill and Intangibles Impairment. Accounting standards require companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2012 and Fiscal 2011, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, no impairment was identified in Fiscal 2012 while we recorded a non-cash pretax impairment charge of $32 million in Fiscal 2011. The $32 million non-cash pretax impairment charge incurred in Fiscal 2011 reflects trade name intangible asset impairments of the following: $23 million related to the Global Batteries and Appliances segment; $8 million related to Global Pet Supplies; and $1 million related to the Home and Garden Business. See Note 2(i), "Significant Accounting Policies and Practices—Intangible Assets", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on goodwill and intangibles impairment charges.

Interest Expense. Interest expense in Fiscal 2012 decreased to $192 million from $208 million in Fiscal 2011. The decrease in interest expense was primarily attributable to lower expense from the replacement of our 12% Notes with our 6.75% Notes in Fiscal 2012, reduced principal and lower effective interest rates related to our Term Loan and lower expenses for interest rate swaps and other fees and expenses. The cost savings were tempered by higher expense from increased principal primarily related to our 9.5% Notes, and expenses related to the refinancing of our 12% Notes and the amendment of our ABL Revolving Credit Facility. See Note 6, “Debt,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.
Income Taxes. In Fiscal 2012, we recorded income tax expense of $60 million on pretax income from continuing operations of $109 million, and in Fiscal 2011, we recorded income tax expense of $92 million on a pretax loss from continuing operations of $17 million. Our effective tax rate on income from continuing operations was approximately 55% for

Fiscal 2012. Our effective tax rate on our loss from continuing operations was approximately 539% for Fiscal 2011. There are four significant factors impacting our book income tax rate. First, we are profitable in the foreign jurisdictions in which we operate and therefore must provide foreign income taxes even while we have a book loss in the United States. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against U.S. deferred tax assets, we are unable to record any financial statement benefit related to our U.S. domestic losses. This impact is further exacerbated by the tax amortization of certain domestic indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in net operating loss deferred tax assets in determining the Company's domestic valuation allowance. This results in additional net domestic tax expense despite the U.S. domestic book losses. Third, in Fiscal 2012, we recognized a $14 million tax benefit from the release of a portion of our U.S. valuation allowance, as discussed below, in connection with the purchase of FURminator. Finally, in Fiscal 2011, our income was close to break even, which created a high effective tax rate as this rate is calculated by dividing tax expense into pre-tax income (loss) from operations.
As of September 30, 2012, we have U.S. federal and state net operating loss carryforwards of approximately $1,305 million and $1,341 million, respectively. These net operating loss carryforwards expire through years ending in 2032. We also have foreign loss carryforwards of approximately $119 million, which will expire beginning in 2016. Certain of the foreign net operating losses have indefinite carryforward periods. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject our U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation on our use of these carryforwards is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit our utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. Based on these factors, we estimate that $301 million of the total U.S. federal and $385 million of the state net operating loss would expire unused even if the Company generates sufficient income to otherwise use all its NOLs. In addition, we project that $111 million of the total foreign net operating loss carryforwards will expire unused. We have provided a full valuation allowance against these deferred tax assets as well.
The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification ("ASC") Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.
Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is approximately $385 million at September 30, 2012. Of this amount, approximately $350 million relates to U.S. net deferred tax assets and approximately $35 million relates to foreign net deferred tax assets. Our total valuation allowance was approximately $374 million at September 30, 2011. Of this amount, approximately $339 million related to U.S. net deferred tax assets and approximately $35 million related to foreign net deferred tax assets. As a result of the purchase of FURminator, we were able to release $15 million of U.S. valuation allowance during Fiscal 2012. The release was attributable to $15 million of net deferred tax liabilities recorded on the FURminator opening balance sheet that offset other U.S. net deferred tax assets. During Fiscal 2011, we also determined that a valuation allowance is required against deferred tax assets related to net operating losses in Brazil and thus recorded a $26 million charge.
ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. As of September 30, 2012 and September 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $6 million and $9 million, respectively. See Note 9, "Income Taxes", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
Net Sales. Net sales for Fiscal 2011 increased to $3,187 million from $2,567 million in Fiscal 2010, a 24.2% increase. The following table details the principal components of the change in net sales from Fiscal 2010 to Fiscal 2011 (in millions):

Net Sales
Fiscal 2010 Net Sales	$2,567
Addition of Russell Hobbs—small appliances	548
Addition of Russell Hobbs—pet supplies	7
Addition of Russell Hobbs—home and garden control products	4
Increase in electric personal care products	28
Increase in electric shaving and grooming products	13
Increase in home and garden control products	7
Decrease in pet supplies	(3)
Decrease in consumer batteries	(12)
Foreign currency impact, net	28

Fiscal 2011 Net Sales	$3,187

Consolidated net sales by product line for Fiscal 2011 and Fiscal 2010 are as follows (in millions):

	Fiscal Year
	2011	2010
Product line net sales
Consumer batteries	$954	$954
Small appliances	778	231
Pet supplies	579	566
Home and garden control products	354	343
Electric shaving and grooming products	274	257
Electric personal care products	248	216
Total net sales to external customers	$3,187	$2,567
Global consumer battery sales during Fiscal 2011 were flat compared to Fiscal 2010, primarily driven by decreased sales in Latin America of $41 million, which were tempered by increased sales in North America and Europe of $24 million and $5 million, respectively, coupled with favorable foreign exchange impacts of $12 million. Sales decreases in Latin America were driven by decreased alkaline battery sales of $11 million, zinc carbon battery sales of $26 million and portable lighting sales of $4 million primarily due to decreased volumes in Brazil as a result of competitive pressures in the region. North American sales increased as a result of strong holiday sales during our first fiscal quarter, distribution gains throughout the year, incremental sales due to strong weather patterns during Fiscal 2011 and a successful new product line launch at a major customer. The sales increases in Europe were primarily attributable to the successful promotion of our Varta value sub-brands as well as customer gains.
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
Operating Expense. Operating expenses for Fiscal 2011 totaled $901 million versus $753 million during Fiscal 2010. The $148 million increase in operating expenses for Fiscal 2011 versus Fiscal 2010 was driven by the Merger, which accounted for $111 million of the increase, coupled with the Fiscal 2011 impairment charge of $32 million and increased stock compensation expense of $13 million. These increases were tempered by savings from our integration and global cost reduction initiatives. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.
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
Below are reconciliations of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBIT and Adjusted EBITDA by segment and for Consolidated Spectrum Brands for Fiscal 2011 and Fiscal 2010:

	Fiscal 2011
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$180	$50	$62	$(367)	$(75)
Income tax expense	—	—	—	92	92
Interest expense	—	—	—	184	184
Write-off unamortized discounts and financing fees (b)	—	—	—	24	24
Restructuring and related charges	6	17	2	4	29
Acquisition and integration related charges	31	—	—	6	37
Intangible asset impairment	23	8	1	—	32
Accelerated depreciation and amortization (c)	(1)	—	—	—	(1)
Adjusted EBIT	$239	$75	$65	$(57)	$322
Depreciation and amortization (d)	68	24	12	31	135
Adjusted EBITDA	$307	$99	$77	$(26)	$457
-

	Fiscal 2010
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$143	$51	$40	$(424)	$(190)
Loss from discontinued operations, net of tax	—	—	3	—	3
Income tax expense	—	—	—	63	63
Interest expense	—	—	—	195	195
Write-off unamortized discounts and financing fees (e)	—	—	—	82	82
Pre-acquisition earnings	61	4	1	—	66
Restructuring and related charges	4	7	8	5	24
Acquisition and integration related charges	15	—	—	24	39
Reorganization items	—	—	—	3	3
Accelerated depreciation and amortization (c)	—	—	(1)	(2)	(3)
Fresh-start inventory fair value adjustment	18	14	2	—	34
Russell Hobbs inventory fair value adjustment	3	—	—	—	3
Brazilian IPI credit/other	(5)	—	—	—	(5)
Adjusted EBIT	$239	$76	$53	$(54)	$314
Depreciation and amortization (d)	58	28	15	17	118
Adjusted EBITDA	$297	$104	$68	$(37)	$432

(a)	It is our policy to record income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

(b)	Adjustment reflects the write-off of unamortized deferred financing fees and discounts related to the refinancing of our Term loan facility.

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

Consumer battery sales for Fiscal 2011 remained flat at $954 million. The decrease is attributable to a decline in specialty battery sales of $24 million, which was tempered by increased alkaline battery sales of $9 million, increased portable lighting sales of $4 million and favorable foreign exchange translation of $11 million. The $24 million decrease in specialty battery sales was driven by a decrease in Latin American sales of $26 million, primarily due to decreased volume in Brazil as a result of competitive pressures in the region tempered by increased sales of $3 million in North America, predominantly driven by distribution gains. The $9 million increase in alkaline sales is primarily attributable to increased sales in North America of $14 million resulting from distribution gains, strong holiday sales in the first quarter of Fiscal 2011 and incremental sales due to severe weather during the year coupled with increased European sales of $6 million driven by successful promotions and customer gains in the region. The alkaline battery sales growth in these regions was tempered by a decline of $11 million in Latin America due to decreased volumes in Brazil as a result of competitive pressures. The portable lighting product $4 million sales increase was primarily driven by increased sales in North America of $7 million, which were attributable to distribution gains, including multiple online retailers, and a successful new product line launch at a major customer, coupled with favorable foreign exchange of $1 million. These gains were tempered by decreased sales in Latin America of $4 million driven by competitive pressures in the region.
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
Foreign Currency Translation—Venezuela Impacts
The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of our second quarter of Fiscal 2010, we determined that Venezuela met the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar became the functional currency for our Venezuelan subsidiary. Accordingly, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings from January 4, 2010. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

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
Restructuring and Related Charges. See Note 14,"Restructuring and Related Charges", of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

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
Goodwill and Intangibles Impairment. Accounting standards require companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2011 and 2010, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded a non-cash pretax impairment charge of $32 million in Fiscal 2011. The $32 million non-cash pretax impairment charge incurred in Fiscal 2011 reflects trade name intangible asset impairments of the following: $23 million related to the Global Batteries and Appliances segment; $8 million related to Global Pet Supplies; and $1 million related to the Home and Garden Business. See Note 2(i), "Significant Accounting Policies and Practices—Intangible Assets", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on this impairment charge.

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
ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. As of September 30, 2011 and September 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $9 million and $13 million, respectively. See Note 9, "Income Taxes", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources
Operating Activities. Cash provided by operating activities totaled $255 million during Fiscal 2012 compared to $227 million during Fiscal 2011. The $28 million increase in cash provided by operating activities was primarily due to:

•	Higher income before income tax expense, interest expense and impairment charges of $42 million and;

•	Lower cash acquisition, integration and restructuring related costs of $12 million and;

•	Lower cash payments for interest of $11 million (See Note 6, "Debt", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), partially offset by;

•
A $21 million use of cash from working capital and other items driven by higher inventories, partially offset by lower accounts receivable, higher accounts payable, higher accrued salaries and employee benefit obligations and;

•	Higher cash payments for income taxes of $2 million and;

•	Other items totaling a use of $14 million.
We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in our fiscal year ending September 30, 2013 ("Fiscal 2013"); including if the Hardware Acquisition is completed, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.

We are not treating Fiscal 2012 and future earnings as permanently reinvested. At September 30, 2012, there are no significant foreign cash balances available for repatriation. For Fiscal 2013, we expect to generate between $60 million and $90 million of foreign cash, which does not include the HHI Business, that will be repatriated for general corporate purposes.
See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.
Investing Activities. Net cash used by investing activities was $231 million during Fiscal 2012 compared to a net cash use of $46 million during Fiscal 2011. The $185 million increase in cash used by investing activities in Fiscal 2012 is driven by an increase in cash used for acquisitions of $172 million, which related to the $139 million, net of cash acquired, purchase of FURminator and the $44 million acquisition of Black Flag, which was partially offset by the $11 million acquisition of Seed Resources, Inc., net of cash acquired, in Fiscal 2011. Also contributing to the increase in cash used in investing activities in Fiscal 2012 was an $10 million increase in capital expenditures and the non-recurrence of a $7 million cash inflow related to the sale of assets held for sale in Fiscal 2011, partially offset by a decrease in other investing activity of approximately $4 million in Fiscal 2012 compared to Fiscal 2011.
We expect to, including if the Hardware Acquisition is completed, to make investments in capital projects similar to historical levels, as well as incremental investments in high return cost reduction projects slightly above historical levels.
Financing Activities
Debt Financing
At September 30, 2012, we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) ; (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300 million asset based lending revolving credit facility (the “ABL Facility,” and, together with the Term Loan, the 9.5% Notes and the 6.75% Notes, (the “Senior Credit Facilities”).
At September 30, 2012, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $370 million under the Term Loan, maturing June 17, 2016; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $300 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $0 million under the ABL Revolving Credit Facility, expiring May 3, 2016.
At September 30, 2012, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility (the "ABL Credit Agreement").
On November 16, 2012, Spectrum Brands Escrow Corp. issued $520 million aggregate principal amount of 2020 Notes and $570 million aggregate principal amount of 2022 Notes. The 2020 Notes and the 2022 Notes will be assumed by Spectrum Brands upon the First Closing. Spectrum Brands intends to use the net proceeds from the offering to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as refinance its existing Term Loan with a new $800 million senior secured term loan, which is expected to close concurrently with the First Closing.
See Note 17, “Subsequent Events,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our 2020 Notes and 2022 Notes.
From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brand or its subsidiaries, in the open market or otherwise.
See Note 6, “Debt,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.
Interest Payments and Fees
In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $129 million in the aggregate. This includes interest under our 9.5% Notes of approximately $90 million and interest under our 6.75% Notes of approximately $20 million. Based on amounts currently outstanding and using market interest rates in effect at September 30, 2012, this also includes interest under our Term Loan of approximately $19 million. Additionally, upon issuance of the 2020 Notes and the 2022 Notes, we will have annual interest payments of approximately $34 million and $38 million, respectively. Such interest obligations would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Interest on our debt is payable in cash. Interest on the 9.5% Notes and interest on the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement.
We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.
Equity Financing Activities
During Fiscal 2012, we granted approximately 0.9 million shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $24 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

During Fiscal 2012, we completed a $30 million stock repurchase program which was approved by the Board of Directors on October 18, 2011.
From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations & Other Commercial Commitments
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
Debt:
Debt, excluding capital lease obligations(1)	$13	$10	$6	$359	$—	$1,250	$1,638
Capital lease obligations(2)	3	3	2	2	2	15	27
	$16	$13	$8	$361	$2	$1,265	$1,665
Employee benefit obligations(3)	10	9	9	9	10	56	103
Operating lease obligations	33	28	22	21	17	43	164
Other liabilities	—	2	1	1	1	7	12
Total Contractual Obligations(4)	$59	$52	$40	$392	$30	$1,371	$1,944

(1)
On November 16, 2012, Spectrum Brands Escrow Corp. issued $520 million aggregate principal amount of 2020 Notes and $570 million aggregate principal amount of 2022 Notes, which will be assumed by Spectrum Brands upon the First Closing. The net proceeds from the offering will be used to fund a portion of the purchase price and related fees and expenses for the Hardware Acquisition. Spectrum Brands intends to finance the remaining portion of the Hardware Acquisition, as well as refinance its existing Term Loan with a new $800 million senior secured term loan, which is expected to close concurrently with the First Closing. See Note 17, “Subsequent Events,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our 2020 Notes and 2022 Notes.

(2)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

(3)
Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 10, "Employee Benefit Plans", of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

(4)
At September 30, 2012, our consolidated balance sheet includes tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months some portion of our unrecognized tax benefits could be recognized.

Other Commercial Commitments
The following table summarizes our other commercial commitments as of September 30, 2012, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
Letters of credit	$19	$7	$—	$—	$—	$—	$26
Total Other Commercial Commitments	$19	$7	$—	$—	$—	$—	$26

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
ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2012, Fiscal 2011 and Fiscal 2010, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded no impairment charges in Fiscal 2012 and Fiscal 2010, and non-cash pretax impairment charges of approximately $32 million in Fiscal 2011. The $32 million impairment charge incurred in Fiscal 2011 reflects an impairment of trade name intangible assets consisting of the following: (i) $23 million related to Global Batteries and Appliances; (ii) $8 million related to Global Pet Supplies; and (iii) $1 million related to the Home and Garden Business.
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

As of September 30, 2012 the fair value of our Global Batteries & Appliances, Global Pet Supplies and Home and Garden Business reporting units, which are also our segments, exceeded their carry values by 71%, 55% and 30%, respectively, as of the date of our latest annual impairment testing.
See Note 2(h), "Significant Accounting Policies and Practices—Property, Plant and Equipment", Note 2(i), "Significant Accounting Policies and Practices—Intangible Assets"; Note 4, "Property, Plant and Equipment"; Note 5, "Goodwill and Intangible Assets"; and Note 16, "Discontinued Operations", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.
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
See Note 2(b), "Significant Accounting Policies and Practices—Revenue Recognition"; Note 2(c), "Significant Accounting Policies and Practices—Use of Estimates" and Note 2(e), "Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers and Employees"; of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.
Pensions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Our pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 4.0% to 13.5% in Fiscal 2012 and of 4.2% to 13.6% in Fiscal 2011. In adjusting the discount rates from Fiscal 2011 to 2012, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.
Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 4.0% to 7.8% in Fiscal 2012 and 3.0% to 7.8% in Fiscal 2011. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense and required funding contributions. Similarly, an understatement of the expected return would ultimately decrease future pension expense and required funding contributions. If plan assets decline due to poor performance by the markets and/or interest rates decline resulting in a lower discount rate, our pension liability will increase, ultimately increasing future pension expense and required funding contributions.

See Note 10, "Employee Benefit Plans", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.
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
See Note 14, "Restructuring and Related Charges", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.
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
See further discussion in Item 3, Legal Proceedings, and Note 12, "Commitments and Contingencies", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Interest Rate Risk
We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and EURIBOR affect interest expense. We have historically used interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. As of September 30, 2012, there were no outstanding interest rate derivative instruments.
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
As of September 30, 2012, there were no outstanding interest rate derivative instruments.

As of September 30, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $36.2 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $18.1 million.
As of September 30, 2012, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $3.1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net loss of $0.7 million.

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
Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control- Integrated Framework. The Company’s management has concluded that, as of September 30, 2012, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which is included herein.
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
The information required by Item 401 of Regulation S-K concerning the directors of Spectrum Brands Holdings, Inc. (“SB Holdings”) and the nominees for re-election as directors of SB Holdings at the Annual Meeting of Shareholders to be held on January 29, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the disclosures which will be included under the caption “BOARD OF DIRECTORS,” “PROPOSAL NUMBER 1-ELECTION OF DIRECTORS,” and “EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” in SB Holdings' definitive Proxy Statement relating to the 2013 Annual Meeting (the “SB Holdings Definitive Proxy Statement”), which will be filed not later than 120 days after the end of SB Holdings' fiscal year ended September 30, 2012.
Audit Committee Financial Expert and Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “BOARD ACTIONS; BOARD MEMBER INDEPENDENCE; COMMITTEES OF THE BOARD OF DIRECTORS - Committees Established by Our Board of Directors - Audit Committee” in the SB Holdings Definitive Proxy Statement.
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
Compensation Discussion and Analysis
The information required by Item 402 of Regulation S-K is incorporated herein by reference from disclosures which will be included under the captions “EXECUTIVE COMPENSATION - Report of the Compensation Committee of the Board of Directors” in the SB Holdings Definitive Proxy Statement.
Executive Compensation
The information required by Item 402 of Regulation S-K is incorporated herein by reference from disclosures which will be included under the caption “EXECUTIVE COMPENSATION” in the SB Holdings Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.
The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in the SB Holdings Definitive Proxy Statement.
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
Certain Relationships and Related Person Transactions
The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” in the SB Holdings Definitive Proxy Statement.
Director Independence
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE - Director Independence” and “BOARD ACTIONS; BOARD MEMBER INDEPENDENCE; COMMITTEES OF THE BOARD OF DIRECTORS” in the SB Holdings Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the captions “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2013 - Independent Auditor Fees” and “Pre-Approval of Independent Auditor Services and Fees” in the SB Holdings Definitive Proxy Statement.

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Spectrum Brands Holdings, Inc.:
We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 21, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Spectrum Brands Holdings, Inc.:
We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2012, along with the financial statement schedule II, and our report dated November 21, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 21, 2012

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
September 30, 2012 and September 30, 2011
(In thousands, except per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$157,961	$142,414
Receivables:
Trade accounts receivable, net of allowances of $21,870 and $14,128, respectively	335,301	356,605
Other	38,116	37,678
Inventories	452,633	434,630
Deferred income taxes	28,143	28,170
Prepaid expenses and other	49,273	48,792
Total current assets	1,061,427	1,048,289
Property, plant and equipment, net	214,017	206,389
Deferred charges and other	27,711	36,824
Goodwill	694,245	610,338
Intangible assets, net	1,714,929	1,683,909
Debt issuance costs	39,320	40,957
Total assets	$3,751,649	$3,626,706
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,414	$16,090
Accounts payable	325,023	323,171
Accrued liabilities:
Wages and benefits	82,119	70,945
Income taxes payable	30,272	31,606
Accrued interest	30,473	30,467
Other	126,330	134,633
Total current liabilities	610,631	606,912
Long-term debt, net of current maturities	1,652,886	1,535,522
Employee benefit obligations, net of current portion	89,994	83,802
Deferred income taxes	377,465	337,336
Other	31,578	44,637
Total liabilities	2,762,554	2,608,209
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 52,799 and 52,431 shares; outstanding 51,483 and 52,226 shares at September 30, 2012 and September 30, 2011, respectively	528	525
Additional paid-in capital	1,399,261	1,374,097
Accumulated deficit	(340,647)	(336,063)
Accumulated other comprehensive loss	(33,435)	(14,446)
	1,025,707	1,024,113
Less treasury stock at cost, 1,316 and 205 shares, respectively	(36,612)	(5,616)
Total shareholders’ equity	989,095	1,018,497
Total liabilities and shareholders’ equity	$3,751,649	$3,626,706
See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended September 30, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Net sales	$3,252,435	$3,186,916	$2,567,011
Cost of goods sold	2,126,922	2,050,208	1,638,451
Restructuring and related charges	9,835	7,841	7,150
Gross profit	1,115,678	1,128,867	921,410
Operating expenses:
Selling	521,191	536,535	466,813
General and administrative	218,832	241,631	199,386
Research and development	33,087	32,901	31,013
Acquisition and integration related charges	31,066	36,603	38,452
Restructuring and related charges	9,756	20,803	16,968
Intangible asset impairment	—	32,450	—
	813,932	900,923	752,632
Operating income	301,746	227,944	168,778
Interest expense	191,911	208,329	277,015
Other expense, net	878	2,491	12,300
Income (loss) from continuing operations before reorganization items and income taxes	108,957	17,124	(120,537)
Reorganization items expense, net	—	—	3,646
Income (loss) from continuing operations before income taxes	108,957	17,124	(124,183)
Income tax expense	60,385	92,295	63,189
Income (loss) from continuing operations	48,572	(75,171)	(187,372)
Loss from discontinued operations, net of tax	—	—	(2,735)
Net income (loss)	$48,572	$(75,171)	$(190,107)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.94	$(1.47)	$(5.20)
Loss from discontinued operations	—	—	(0.08)
Net income (loss)	$0.94	$(1.47)	$(5.28)
Weighted average shares of common stock outstanding	51,608	51,092	36,000

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.91	$(1.47)	$(5.20)
Loss from discontinued operations	—	—	(0.08)
Net income (loss)	$0.91	$(1.47)	$(5.28)
Weighted average shares of common stock and common stock equivalents outstanding	53,309	51,092	36,000
Cash dividends declared per common share	1.00	—	—
See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
Years ended September 30, 2012, 2011 and 2010
(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income (Loss),	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	net of tax	Stock	(Deficit)
Balances at September 30, 2009	30,000	$300	$724,796	$(70,785)	$6,568	$—	$660,879
Net loss	—	—	—	(190,107)	—	—	(190,107)
Adjustment of additional minimum pension liability	—	—	—	—	(17,773)	—	(17,773)
Valuation allowance adjustment	—	—	—	—	(2,398)	—	(2,398)
Translation adjustment	—	—	—	—	12,596	—	12,596
Other unrealized loss	—	—	—	—	(6,490)	—	(6,490)
Comprehensive loss							(204,172)
Issuance of common stock	20,433	205	574,998	—	—	—	575,203
Issuance of restricted stock	939	9	(9)	—	—	—	—
Unvested restricted stock units, not issued or outstanding	(271)	—	—	—	—	—	—
Treasury shares surrendered	(81)	—	—	—	—	(2,207)	(2,207)
Amortization of unearned compensation	—	—	16,676	—	—	—	16,676
Balances at September 30, 2010	51,020	$514	$1,316,461	$(260,892)	$(7,497)	$(2,207)	$1,046,379
Net loss	—	—	—	(75,171)	—	—	(75,171)
Adjustment of additional minimum pension liability	—	—	—	—	(4,299)	—	(4,299)
Valuation allowance adjustment	—	—	—	—	2,706	—	2,706
Translation adjustment	—	—	—	—	(10,115)	—	(10,115)
Other unrealized gains	—	—	—	—	4,759	—	4,759
Comprehensive loss							(82,120)
Issuance of common stock	1,150	11	29,840	—	—	—	29,851
Vesting of restricted stock units	180	—	—	—	—	—	—
Treasury shares surrendered	(124)	—	—	—	—	(3,409)	(3,409)
Amortization of unearned compensation	—	—	30,389	—	—	—	30,389
Restricted stock units surrendered	—	—	(2,593)	—	—	—	(2,593)
Balances at September 30, 2011	52,226	$525	$1,374,097	$(336,063)	$(14,446)	$(5,616)	$1,018,497
Net income	—	—	—	48,572	—	—	48,572
Adjustment of additional minimum pension liability	—	—	—	—	(11,150)	—	(11,150)
Valuation allowance adjustment	—	—	—	—	126	—	126
Translation adjustment	—	—	—	—	(8,602)	—	(8,602)
Other unrealized gains	—	—	—	—	637	—	637
Comprehensive income							29,583
Vesting of restricted stock units	368	3	(3)	—	—	—	—
Treasury stock purchases	(1,111)	—	—	—	—	(30,996)	(30,996)
Amortization of unearned compensation	—	—	29,164	—	—	—	29,164
Restricted stock units surrendered	—	—	(3,997)	—	—	—	(3,997)
Dividend declared	—	—	—	(53,156)	—	—	(53,156)
Balances at September 30, 2012	51,483	$528	$1,399,261	$(340,647)	$(33,435)	$(36,612)	$989,095
See accompanying notes to consolidated financial statements.
SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended September 30, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$48,572	$(75,171)	$(190,107)
Loss from discontinued operations, net of tax	—	—	(2,735)
Income (loss) from continuing operations	48,572	(75,171)	(187,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,950	47,065	54,822
Amortization of intangibles	63,666	57,695	45,920
Amortization of unearned restricted stock compensation	29,164	30,389	16,676
Amortization of debt issuance costs	9,922	13,198	9,030
Intangible asset impairment	—	32,450	—
Administrative related reorganization items	—	—	3,646
Payments for administrative related reorganization items	—	—	(47,173)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	—	34,865
Non-cash interest expense on 12% Notes	—	—	24,555
Write off of unamortized (premium) discount on retired debt	(466)	8,950	59,162
Write off of debt issuance costs	2,946	15,420	6,551
Non-cash restructuring and related charges	5,195	15,143	16,359
Non-cash debt accretion	722	4,773	18,302
Changes in assets and liabilities:
Accounts receivable	22,892	12,969	12,702
Inventories	(11,642)	96,406	(66,127)
Prepaid expenses and other current assets	561	815	2,025
Accounts payable and accrued liabilities	1,424	(60,505)	86,497
Deferred taxes and other	40,909	27,792	(21,881)
Net cash provided by operating activities of continuing operations	254,815	227,389	68,559
Net cash used by operating activities of discontinued operations	—	—	(11,221)
Net cash provided by operating activities	254,815	227,389	57,338
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,809)	(36,160)	(40,316)
Acquisition of Black Flag	(43,750)	—	—
Acquisition of FURminator, net of cash acquired	(139,390)	—	—
Acquisition of Seed Resources, net of cash acquired	—	(11,053)	—
Proceeds from sale of assets held for sale	—	6,997	—
Other investing activity	(1,545)	(5,480)	(2,189)
Net cash used by investing activities	(231,494)	(45,696)	(42,505)

Cash flows from financing activities:
Proceeds from issuance of 6.75% Notes	300,000	—	—
Payment of 12% Notes, including tender and call premium	(270,431)	—	—
Proceeds from issuance of 9.5% Notes, including premium	217,000	—	—
Proceeds from senior credit facilities, excluding ABL revolving credit facility, net of discount	—	—	1,474,755
Payment of senior credit facilities, excluding ABL revolving credit facility	(155,061)	(224,763)	(1,278,760)
Prepayment penalty of term loan facility	—	(5,653)	—
Reduction of other debt	(4,112)	—	(8,456)
Other debt financing, net	392	5,788	13,688
Debt issuance costs, net of refund	(11,231)	(12,616)	(55,024)
ABL revolving credit facility, net	—	—	(33,225)
Payments of supplemental loan	—	—	(45,000)
Cash dividends paid	(51,450)	—	—
Treasury stock purchases	(30,996)	(3,409)	(2,207)
Net proceeds from equity offering	—	29,851	—
Other financing activities	(953)	—	—
Net cash (used) provided by financing activities	(6,842)	(210,802)	65,771
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	—	(8,048)
Effect of exchange rate changes on cash and cash equivalents	(932)	909	258
Net increase (decrease) in cash and cash equivalents	15,547	(28,200)	72,814
Cash and cash equivalents, beginning of period	142,414	170,614	97,800
Cash and cash equivalents, end of period	$157,961	$142,414	$170,614
Supplemental disclosure of cash flow information:
Cash paid for interest	$185,384	$171,577	$136,429
Cash paid for income taxes, net	39,173	37,171	36,951
See accompanying notes to consolidated financial statements.

+

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(1) Description of Business
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
Unless the context indicates otherwise, the term the “Company,” is used to refer to SB Holdings and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger.
The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the United States ("U.S."), Europe, Latin America and Asia.
The Company sells its products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.
The Company’s global branded consumer products have positions in six major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; and home and garden controls. Effective October 1, 2010, the Company’s chief operating decision-maker manages the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). The current reporting segment structure reflects the combination of the former Global Batteries & Personal Care segment (“Global Batteries & Personal Care”), which consisted of the worldwide battery, electric shaving and grooming and electric personal care products, with substantially all of the former Small Appliances segment (“Small Appliances”), which consisted of the Russell Hobbs business acquired on June 16, 2010, to form the Global Batteries & Appliances segment. In addition, certain pest control and pet products included in the former Small Appliances segment have been reclassified into the Home and Garden Business and Global Pet Supplies segments, respectively. Management reviews the performance of the Company based on these segments. The presentation of all historical segment data herein has been changed to conform to this segment reporting structure, which reflects the manner in which the Company’s management monitors performance and allocates resources. For information pertaining to our business segments, see Note 11, “Segment Information”.
On October 8, 2012, the Company entered into an agreement with Stanley Black & Decker, Inc. ("Stanley Black & Decker") to acquire the residential hardware and home improvement business (the "HHI Business") currently operated by Stanley Black & Decker and certain of its subsidiaries for $1,400,000, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the "Hardware Acquisition"). The Hardware Acquisition, when completed, will include the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business. Furthermore, the Hardware Acquisition, when completed, will also include the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan"), which is involved in the production of residential locksets. For further information pertaining to this transaction, see Note 17, "Subsequent Events".

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

(2) Significant Accounting Policies and Practices
(a) Principles of Consolidation and Fiscal Year End
The consolidated financial statements include the financial statements of Spectrum Brands Holdings, Inc. and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2012, 2011 and 2010 refer to the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
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
The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with Accounting Standards Codification ("ASC") Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.
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
(d) Cash Equivalents
For purposes of the accompanying Consolidated Statements of Financial Position and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(e) Concentrations of Credit Risk and Major Customers
Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 23%, 24% and 22% of the Company’s Net sales during Fiscal 2012, Fiscal 2011 and Fiscal 2010. This major customer also represented approximately 13% and 16% of the Company’s Trade accounts receivable, net as of September 30, 2012 and September 30, 2011, respectively.
Approximately 46%, 44% and 44% of the Company’s Net sales during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
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
The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers and are reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.
(g) Inventories
The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method.
(h) Property, Plant and Equipment
Property, plant and equipment are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20	-	40	years
Machinery, equipment and other	2	-	15	years
Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset and is included in depreciation expense.
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

(i) Intangible Assets

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, Intangible Assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 1 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.
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
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.
Intangibles with Indefinite Lives
In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company used the discounted estimated future cash flows methodology and third party valuations. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.
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
In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2012, Fiscal 2011 and Fiscal 2010 the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.
During Fiscal 2012, the Company concluded that the fair value of its intangible assets exceeded their carrying value. Additionally, during Fiscal 2012 the Company reclassified $3,450 of certain trade names from indefinite lived to definite lived. These trade names are being amortized over the remaining useful lives, which have been estimated to be 1-3 years.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2011, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 the Company recorded a non-cash pretax intangible asset impairment charge of approximately $32,450 which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. This non-cash impairment of trade name intangible assets has been recorded as a separate component of Operating expenses. During Fiscal 2010 the Company concluded that the fair value of its intangible assets exceeded their carrying value.
The above impairment of trade name intangible assets was primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition or upon adoption of fresh start reporting.
Intangibles with Definite or Estimable Useful Lives
The Company assesses the recoverability of intangible assets with definite or estimable useful lives whenever an event or circumstance occurs that indicates an impairment loss may have been incurred. The Company assesses the recoverability of these intangible assets by determining whether their carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the carrying value of the assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to estimated fair value determined based on projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used in estimating fair value are based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.
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

(l) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

As of September 30, 2012 and September 30, 2011, accumulated (losses) gains related to foreign currency translation adjustments of $(225) and $8,377, respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.
Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $1,654, $3,370 and $13,336 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations.
(n) Shipping and Handling Costs
The Company incurred shipping and handling costs of $198,152, $201,480 and $161,148 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.
(o) Advertising Costs
The Company incurred advertising costs of $20,706, $30,673 and $37,520 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.
(p) Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.

(q) Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income (loss) per common share does not consider the effect of dilutive common stock equivalents. As long as their effect is not anti-dilutive, diluted net income (loss) per common share reflects the dilution that would occur if employee stock units and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income (loss) of the entity. The computation of diluted net income (loss) per common share uses the “treasury stock” method to reflect dilution. The difference between the number of shares used in the calculations of basic and diluted net income (loss) per share is due to the effects of restricted stock and assumed conversion of employee stock unit awards.

Net income (loss) per common share is calculated based upon the following shares:

	Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010
Basic	51,608	51,092	36,000
Effect of restricted stock	1,701	—	—
Diluted	53,309	51,092	36,000

During Fiscal 2011 and Fiscal 2010, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.
On June 16, 2010, the Company issued 20,433 shares of its common stock in conjunction with the Merger. Additionally, all shares of its wholly owned subsidiary Spectrum Brands, were converted to shares of SB Holdings on June 16, 2010. On July

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

20, 2011, the Company issued an additional 1,150 shares of its common stock. See also, Note 15, Acquisitions, for additional discussion of the Merger.

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
(t) Comprehensive Income
Comprehensive income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and additional minimum pension liabilities associated with the Company’s pension plans. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, and prior to September 30, 2011, the Company did not provide income taxes on currency translation adjustments, as earnings from international subsidiaries were considered to be permanently reinvested. As of the beginning of Fiscal 2012, the Company is no longer permanently reinvested on current and future earnings from international subsidiaries, except for locations precluded by certain restrictions from repatriating earnings.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The following is a roll forward of the amounts recorded in AOCI:

	Unrealized Gains (Losses)	Adjustment of minimum pension liability	Translation Adjustments	Total
Balance at September 30, 2009	$851	$(190)	$5,907	$6,568
Gross change before reclassification adjustment	(15,621)	(28,032)	11,511	(32,142)
Net reclassification adjustment for losses (gains) included in earnings	6,356	1,355	—	7,711
Gross change after reclassification adjustment	$(9,265)	$(26,677)	$11,511	$(24,431)
Deferred tax effect	2,775	8,904	1,085	12,764
Deferred tax valuation allowance	(116)	(2,763)	481	(2,398)
Net adjustment to AOCI	$(6,606)	$(20,536)	$13,077	$(14,065)
Balance at September 30, 2010	$(5,755)	$(20,726)	$18,984	$(7,497)
Gross change before reclassification adjustment	(5,992)	(6,344)	(12,857)	(25,193)
Net reclassification adjustment for losses (gains) included in earnings	13,422	8	—	13,430
Gross change after reclassification adjustment	$7,430	$(6,336)	$(12,857)	$(11,763)
Deferred tax effect	(2,671)	2,037	2,742	2,108
Deferred tax valuation allowance	(331)	3,529	(492)	2,706
Net adjustment to AOCI	$4,428	$(770)	$(10,607)	$(6,949)
Balance at September 30, 2011	$(1,327)	$(21,496)	$8,377	$(14,446)
Gross change before reclassification adjustment	(1,824)	(15,682)	(8,602)	(26,108)
Net reclassification adjustment for losses (gains) included in earnings	3,097	900	—	3,997
Gross change after reclassification adjustment	$1,273	$(14,782)	$(8,602)	$(22,111)
Deferred tax effect	(636)	3,632	—	2,996
Deferred tax valuation allowance	908	(782)	—	126
Net adjustment to AOCI	$1,545	$(11,932)	$(8,602)	$(18,989)
Balance at September 30, 2012	$218	$(33,428)	$(225)	$(33,435)
(u) Stock Compensation
The Company measures the cost of its stock-based compensation plans, which include restricted stock awards and restricted stock units, based on the fair value of its employee stock awards at the date of grant and recognizes these costs over the requisite service period of the awards.
In September 2009, SB Holdings’ board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger the 2009 Plan was assumed by SB Holdings. Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan.
In conjunction with the Merger, SB Holdings adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan.
On October 21, 2010, SB Holdings’ Board of Directors adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. Up to 4,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan.
Total stock compensation expense associated with restricted stock awards recognized by the Company during Fiscal 2012 was $29,164 or $18,956, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $131 or $85 net of taxes, related to the accelerated vesting of certain awards to terminated employees.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2011 was $30,389 or $19,753, net of taxes. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $467 or $304 net of taxes, related to the accelerated vesting of certain awards to terminated employees.

Total stock compensation expense associated with restricted stock awards recognized by the Company during Fiscal 2010 was $16,676 or $10,839, net of taxes. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $2,141 or $1,392 net of taxes, was included in Restructuring and related charges primarily related to the accelerated vesting of certain awards to terminated employees.
The Company granted approximately 863 restricted stock units during Fiscal 2012. Of these grants, 160 restricted stock units are time-based and vest over a period ranging from one year to two years. The remaining 703 restricted stock units are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $24,408.
The Company granted approximately 1,674 restricted stock units during Fiscal 2011. Of these grants, 93 restricted stock units are time-based and vest over a period ranging from one year to three years. The remaining 1,581 restricted stock units are both performance and time-based and vest as follows: (i) 699 stock units vest over a one year performance-based period followed by a one year time-based period and (ii) 882 stock units vest over a two year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $48,530.
The fair value of restricted stock and restricted stock unit awards is determined based on the market price of the Company’s shares on the grant date. A summary of the Company’s restricted stock and restricted stock unit award activity for Fiscal 2012 and Fiscal 2011, and the non-vested awards outstanding as of September 30, 2012 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2010	446	$23.56	$10,508
Vested	(323)	23.32	(7,531)
Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(110)	23.75	(2,613)
Restricted stock awards at September 30, 2012	13	$28.00	$364
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,674	28.99	48,530
Forfeited	(43)	29.47	(1,267)
Vested	(235)	28.23	(6,635)
Restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	863	28.28	24,408
Forfeited	(57)	28.49	(1,624)
Vested	(520)	29.83	(15,509)
Restricted stock units at September 30, 2012	1,931	$28.45	$54,931

(v) Restructuring and Related Charges
Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 14, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).
(w) Acquisition and Integration Related Charges
Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with mergers and acquisitions.
The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	2012	2011	2010

Russell Hobbs
Integration costs	$10,168	$23,084	$3,777
Employee termination charges	3,900	8,105	9,713
Legal and professional fees	1,495	4,883	24,962
Merger related Acquisition and integration related charges	$15,563	$36,072	$38,452
FURminator	7,938	—	—
Black Flag	3,379	—	—
Other	4,186	531	—
Total Acquisition and integration related charges	$31,066	$36,603	$38,452

(3) Inventory
Inventories consist of the following:

	September 30,
	2012	2011
Raw materials	$58,515	$59,928
Work-in-process	23,434	25,465
Finished goods	370,684	349,237
	$452,633	$434,630

(4) Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30,
	2012	2011
Land, buildings and improvements	$88,580	$101,303
Machinery, equipment and other	247,065	202,309
Construction in progress	18,366	10,134
	354,011	313,746
Less accumulated depreciation	139,994	107,357
	$214,017	$206,389

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

(5) Goodwill and Intangible Assets
Intangible assets consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Additions	—	10,029	255	10,284
Effect of translation	(272)	271	—	(1)
Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338
Additions	—	70,023	15,852	85,875
Effect of translation	408	(2,376)	—	(1,968)
Balance at September 30, 2012	$268,556	$237,932	$187,757	$694,245
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Additions	—	2,630	150	2,780
Intangible asset impairment	(23,200)	(8,600)	(650)	(32,450)
Effect of translation	(941)	(72)	—	(1,013)
Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795
Additions	—	14,000	8,000	22,000
Reclassification to intangible assets subject to amortization	(920)	(2,530)	—	(3,450)
Effect of translation	542	(4,819)	—	(4,277)
Balance at September 30, 2012	$545,426	$212,142	$83,500	$841,068
Intangible Assets Subject to Amortization
Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Additions	—	4,193	—	4,193
Amortization during period	(33,184)	(15,599)	(8,912)	(57,695)
Effect of translation	(1,667)	401	—	(1,266)
Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114
Additions	—	65,118	17,000	82,118
Reclassification from intangible assets not subject to amortization	920	2,530	—	3,450
Amortization during period	(32,892)	(19,503)	(11,271)	(63,666)
Effect of translation	(2,389)	(2,766)	—	(5,155)
Balance at September 30, 2012, net	$447,112	$264,622	$162,127	$873,861
Total Intangible Assets, net at September 30, 2012	$992,538	$476,764	$245,627	$1,714,929
Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting. The useful life of the Company’s intangible assets subject to amortization are 4 to 9 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies segments, 1 to 12 years for trade names within the Global Batteries & Appliances segment and 3 years for trade names within the Global Pet Supplies segment.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2012	September 30, 2011
Technology Assets Subject to Amortization:
Gross balance	$90,924	$71,805
Accumulated amortization	(22,768)	(13,635)
Carrying value, net	$68,156	$58,170
Trade Names Subject to Amortization:
Gross balance	$150,829	$149,700
Accumulated amortization	(28,347)	(16,320)
Carrying value, net	$122,482	$133,380
Customer Relationships Subject to Amortization:
Gross balance	$796,235	$738,937
Accumulated amortization	(113,012)	(73,373)
Carrying value, net	$683,223	$665,564
Total Intangible Assets Subject to Amortization	$873,861	$857,114

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have incurred. During Fiscal 2012, Fiscal 2011 and Fiscal 2010 the Company conducted impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing, the Company recorded non-cash pretax intangible asset impairment charges of approximately $32,450 during Fiscal 2011 related to impaired trade name intangible assets. (See also Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).
The amortization expense related to intangible assets subject to amortization for Fiscal 2012, Fiscal 2011 and Fiscal 2010 is as follows:

	2012	2011	2010
Proprietary technology amortization	$9,133	$6,817	$6,305
Trade names amortization	14,347	12,558	3,750
Customer relationship amortization	40,186	38,320	35,865
	$63,666	$57,695	$45,920
The Company estimates annual amortization expense for the next five fiscal years will approximate $63,600 per year.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

(6) Debt
Debt consists of the following:

	September 30, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, expiring June 17, 2016	$370,175	5.1%	$525,237	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
6.75% Notes, due March 15, 2020	300,000	6.8%	—	—%
12% Notes, due August 28, 2019	—	—%	245,031	12.0%
ABL Facility, expiring May 3, 2016	—	4.3%	—	2.5%
Other notes and obligations	18,059	10.9%	19,333	10.5%
Capitalized lease obligations	26,683	6.2%	24,911	6.2%
	1,664,917		1,564,512
Original issuance premiums (discounts) on debt	4,383		(12,900)
Less current maturities	16,414		16,090
Long-term debt	$1,652,886		$1,535,522

The Company’s aggregate scheduled maturities of debt and capital lease payments as of September 30, 2012 are as follows:

Maturities of Debt
2013	$16,414
2014	13,164
2015	8,063
2016	361,222
2017	1,500
Thereafter	1,264,554

$1,664,917

The Company’s aggregate capitalized lease obligations included in the amounts above are payable in installments of $3,097 in 2013, $3,153 in 2014, $2,513 in 2015, $1,866 in 2016, $1,500 in 2017 and$14,554 thereafter.
The Company has the following debt instruments outstanding at September 30, 2012: (i) a senior secured U.S. dollar term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.75% unsecured notes (the “6.75% Notes”); and (iv) a $300,000 asset based lending revolving credit facility (the "ABL Facility”) and, together with the Term Loan, the 9.5% Notes and the 6.75% Notes, (the “Senior Credit Facilities”).
The 9.5% Notes were issued by Spectrum Brands. SB/RH Holdings, LLC, a wholly-owned subsidiary of SB Holdings, and the wholly owned domestic subsidiaries of Spectrum Brands are the guarantors under the 9.5% Notes. SB Holdings is not an issuer or guarantor of the 9.5% Notes. SB Holdings is also not a borrower or guarantor under the Company’s Term Loan or the ABL Facility. Spectrum Brands is the borrower under the Term Loan and its wholly owned domestic subsidiaries along with SB/RH Holdings, LLC are the guarantors under that facility. Spectrum Brands and its wholly owned domestic subsidiaries are the borrowers under the ABL Facility and SB/RH Holdings, LLC is a guarantor of that facility.
Term Loan
On December 15, 2011 and June 14, 2012, the Company amended its Term Loan. As a result, the aggregate incremental amount by which the Company, subject to compliance with financial covenants and certain other conditions, may increase the amount

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness, liens and interest coverage were also amended to provide for dollar limits more favorable to the Company and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.
On February 1, 2011, the Company completed the refinancing of its Term Loan, which was initially established in connection with the Merger and had an aggregate amount outstanding of $680,000 upon refinancing, with an amended and restated credit agreement. In connection with the refinancing, the Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at the Company’s option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.
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
In connection with the amendments, the Company recorded $792 of fees in connection with the Term Loan during Fiscal 2012. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendments, the Company also recorded cash charges of $531 as an increase to interest expense during Fiscal 2012. In connection with voluntary prepayments of $150,000 of the Term Loan during Fiscal 2012, the Company recorded accelerated amortization of portions of the unamortized discount totaling $2,824 as an adjustment to increase interest expense.
The Company recorded $10,545 of fees in connection with the refinancing of the Term Loan during Fiscal 2011. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the refinancing, included in Fiscal 2011 Interest expense are cash charges of $4,954 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $24,370. In connection with voluntary prepayments of $220,000 of the Term Loan during Fiscal 2011, the Company recorded cash charges of $700 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $7,521 as an adjustment to increase interest expense.

9.5% Notes
On November 2, 2011, the Company offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.5% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding. The additional notes are guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Company’s and the guarantors' assets. The additional notes will vote together with the existing 9.5% Notes.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

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
The 9.5% Notes offered in Fiscal 2010 were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2012 and Fiscal 2010, the Company recorded $3,581 and $20,823, respectively, of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.
6.75% Notes
On March 15, 2012, the Company offered $300,000 aggregate principal amount of 6.75% Notes at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.
The Company may redeem all or a part of the 6.75% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.75% Notes (the “2020 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.
In addition, the 2020 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
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
The Company recorded $6,265 of fees in connection with the offering of the 6.75% Notes during Fiscal 2012. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 6.75% Notes.
12% Notes
On March 1, 2012, the Company launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”). Pursuant to the Consent Solicitation, the Company received consents to the adoption of certain amendments to the indenture governing the 12% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 12% Notes who tendered their 12% Notes prior to the expiration of a consent solicitation period, which ended March 14, 2012, would receive tender offer consideration and a consent payment. Holders tendering their 12% Notes subsequent to expiration of the consent solicitation period, but prior to the March 28, 2012 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 12% Notes had tendered approximately $231,421 of the 12% Notes. Following the expiration of the Tender Offer period, an additional $88 of the 12% Notes were tendered. Following expiration of the Tender Offer period, the Company paid the trustee principal, interest and a call premium sufficient to redeem the remaining approximately $13,522 of the 12% Notes not tendered on the first redemption date, August 28, 2012. The trustee under the indenture governing the 12% Notes accepted those funds in trust for the benefit of the holders of the 12% Notes and has acknowledged the satisfaction and discharge of the 12% Notes and the indenture governing the 12% Notes.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

In connection with the Tender Offer, the Company recorded $23,777 of fees and expenses as a cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2012. In connection with the satisfaction and discharge process, the Company recorded cash charges of $1,623 to Interest expense in the Consolidated Statements of Operations during Fiscal 2012. In addition, $2,097 of debt issuance costs and unamortized premium related to the 12% Notes were written off as a non-cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2012.
ABL Facility
On May 24, 2012, the Company amended its ABL Facility. As a result, the maturity date was extended from April 21, 2016 to May 3, 2016.
The amended facility carries an interest rate at the option of the Company, which is subject to change based on availability under the facility, of either: (a) the base rate plus (currently) 0.75% per annum or (b) the reserve-adjusted LIBOR rate plus (currently) 1.75% per annum. No principal amortizations are required with respect to the ABL Facility. Pursuant to the credit and security agreement, the obligations under the ABL Facility are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.
The ABL Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent. The ABL Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.
The Revolving Loans may be drawn, repaid and re-borrowed without premium or penalty. The proceeds of borrowings under the ABL Facility are to be used for costs, expenses and fees in connection with the ABL Facility, working capital requirements of the Company and its subsidiaries, restructuring costs, and for other general corporate purposes.
The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
During Fiscal 2010, the Company recorded $9,839 of fees in connection with the ABL Facility. During Fiscal 2011 and Fiscal 2012, the Company recorded $2,071 and $525, respectively, of fees in connection with the amendments to the ABL Facility. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the ABL Facility. In connection with the amendment, the Company also recorded cash charges of $482 as an increase to interest expense during Fiscal 2012. In addition, $382 of debt issuance costs were written off in connection with the amendment as a non-cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2012. Pursuant to the credit and security agreement, the obligations under the ABL Credit Agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.
As a result of borrowings and payments under the ABL Facility at September 30, 2012, the Company had aggregate borrowing availability of approximately $198,209, net of lender reserves of $7,942 and outstanding letters of credit of $25,302.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”).
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position were as follows:

Asset Derivatives		September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$985	$274
Commodity contracts	Deferred charges and other	1,017	—
Foreign exchange contracts	Receivables—Other	1,194	3,189
Total asset derivatives designated as hedging instruments under ASC 815		$3,196	$3,463
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	41	—
Total asset derivatives		$3,237	$3,463
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position were as follows:

Liability Derivatives		September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$—	$1,246
Interest rate contracts	Accrued interest	—	708
Commodity contracts	Accounts payable	9	1,228
Commodity contracts	Other long term liabilities	—	4
Foreign exchange contracts	Accounts payable	3,063	2,698
Total liability derivatives designated as hedging instruments under ASC 815		$3,072	$5,884
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	3,967	10,945
Foreign exchange contracts	Other long term liabilities	2,926	12,036
Total liability derivatives		$9,965	$28,865

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
The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2012:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,606	Cost of goods sold	$(1,148)	Cost of goods sold	$94
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	61	Net sales	(474)	Net sales	—
Foreign exchange contracts	(3,506)	Cost of goods sold	(611)	Cost of goods sold	—
Total	$(1,824)		$(3,097)		$94

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,750)	Cost of goods sold	$2,617	Cost of goods sold	$(47)
Interest rate contracts	(88)	Interest expense	(3,319)	Interest expense	(205)	(A)
Foreign exchange contracts	(487)	Net sales	(131)	Net sales	—
Foreign exchange contracts	(3,667)	Cost of goods sold	(12,384)	Cost of goods sold	—
Total	$(5,992)		$(13,217)		$(252)

(A)
Reclassified from AOCI associated with the prepayment of portions of the Senior Credit Facility. See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its Senior Credit Facility.

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2010:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$3,646	Cost of goods sold	$719	Cost of goods sold	$(1)
Interest rate contracts	(13,955)	Interest expense	(4,439)	Interest expense	(6,112)	(A)
Foreign exchange contracts	(752)	Net sales	(812)	Net sales	—
Foreign exchange contracts	(4,560)	Cost of goods sold	2,481	Cost of goods sold	—
Total	$(15,621)		$(2,051)		$(6,113)

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
During Fiscal 2012 the Company recognized the following gains on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$5,916	Other expense, net
During Fiscal 2011 the Company recognized the following losses on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$(5,052)	Other expense, net
During Fiscal 2010 the Company recognized the following gains (losses) on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Commodity contracts	$153	Cost of goods sold
Foreign exchange contracts	(42,039)	Other expense, net
Total	$(41,886)

Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with two foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $46 and $18, respectively, at September 30, 2012 and September 30, 2011.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2012 and September 30, 2011, the Company had posted cash collateral of $50 and $418, respectively, related to such liability positions. At September 30, 2012, the Company had no standby letters of credit, compared to posted letters of credit of $2,000 at September 30, 2011, related to such liability positions. The cash collateral is included in Receivables—Other within the accompanying Consolidated Statements of Financial Position.
Derivative Financial Instruments
Cash Flow Hedges
The Company has used interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2012, the Company did not have any interest rate swaps outstanding. At September 30, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $200,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. During Fiscal 2010, in connection with the refinancing of its senior credit facilities, the Company terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense. At September 30, 2012, the Company did not have any unrecognized gains or losses related to interest rate swaps recorded in AOCI. The derivative net loss on the U.S. dollar swap contracts recorded in AOCI by the Company at September 30, 2011 was $879, net of tax benefit of $0. At September 30, 2012, no derivative net losses are estimated to be reclassified from AOCI into earnings by the Company over the next 12 months.
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
The Company’s interest rate swap derivative financial instruments at September 30, 2012 and September 30, 2011 are summarized as follows:

	2012		2011
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$—	—	$200,000	.28 years
Interest rate swaps-fixed	$—	—	$300,000	.36 years
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
At September 30, 2012 the Company had a series of foreign exchange derivative contracts outstanding through September 2013 with a contract value of $202,453. At September 30, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. The derivative loss on these contracts recorded in AOCI by the Company at September 30, 2012 was $1,409, net of tax benefit of $565. The derivative net

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

gain on these contracts recorded in AOCI by the Company at September 30, 2011 was $238, net of tax expense of $148. At September 30, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,409, net of tax.
The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2012 the Company had a series of such swap contracts outstanding through September 2014 for 15 tons with a contract value of $29,207. At September 30, 2011 the Company had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2012 was $1,627, net of tax expense of $320. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2011 was $686, net of tax benefit of $121. At September 30, 2012, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $796, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2012 and September 30, 2011 the Company had $172,581 and $265,974, respectively, of such foreign exchange derivative notional value contracts outstanding.
(8) Fair Value of Financial Instruments
ASC Topic 820: “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the year.

The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

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
The Company’s net derivative portfolio as of September 30, 2012, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$1,993	$—	$1,993
Total Assets	$—	$1,993	$—	$1,993
Liabilities:
Foreign exchange contracts, net	$—	$(8,721)	$—	$(8,721)
Total Liabilities	$—	$(8,721)	$—	$(8,721)
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,669,300)	$(1,804,831)	$(1,551,612)	$(1,635,528)
Interest rate swap agreements	—	—	(1,954)	(1,954)
Commodity swap and option agreements	1,993	1,993	(958)	(958)
Foreign exchange forward agreements	(8,721)	(8,721)	(22,490)	(22,490)
(9) Income Taxes
Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	2012	2011	2010
Pretax income (loss):
United States	$(66,102)	$(119,984)	$(230,262)
Outside the United States	175,059	137,108	106,079
Total pretax income (loss)	$108,957	$17,124	$(124,183)
The components of income tax expense are as follows:

	2012	2011	2010
Current:
Foreign	$38,113	$32,649	$44,481
State	(361)	2,332	2,907
Total current	37,752	34,981	47,388
Deferred:
Federal	20,884	20,247	22,119
Foreign	5,190	28,054	(6,514)
State	(3,441)	9,013	196
Total deferred	22,633	57,314	15,801
Income tax expense	$60,385	$92,295	$63,189

The following reconciles the total income tax expense, based on the Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

	2012	2011	2010
Statutory federal income tax expense (benefit)	$38,135	$5,994	$(43,464)
Permanent items	8,595	10,607	4,828
Exempt foreign income	(5,760)	(380)	(9)
Foreign statutory rate vs. U.S. statutory rate	(15,211)	(14,132)	(9,601)
State income taxes, net of federal benefit	(2,164)	1,242	(4,979)
Residual tax on foreign earnings	29,844	18,943	6,609
FURminator purchase accounting benefit	(14,511)	—	—
Valuation allowance	26,003	68,615	90,977
Reorganization items	—	—	7,553
Unrecognized tax (benefit) expense	(4,386)	(2,793)	3,234
Inflationary adjustments	(803)	(1,472)	3,409
Correction of immaterial prior period error	—	4,873	5,900
Other, net	643	798	(1,268)
Income tax expense	$60,385	$92,295	$63,189

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2012	2011
Current deferred tax assets:
Employee benefits	$16,399	$14,188
Restructuring	8,054	10,682
Inventories and receivables	22,495	21,521
Marketing and promotional accruals	8,270	8,911
Other	14,440	14,742
Valuation allowance	(29,808)	(28,772)
Total current deferred tax assets	39,850	41,272
Current deferred tax liabilities:
Inventories and receivables	(2,618)	(5,015)
Unrealized gains	(1,153)	(2,382)
Other	(7,936)	(5,705)
Total current deferred tax liabilities	(11,707)	(13,102)
Net current deferred tax assets	$28,143	$28,170
Noncurrent deferred tax assets:
Employee benefits	$34,927	$30,177
Restructuring and purchase accounting	371	2,269
Net operating loss and credit carry forwards	572,857	525,394
Prepaid royalty	7,006	7,346
Property, plant and equipment	3,255	5,240
Unrealized losses	2,521	9,000
Long-term debt	3,976	22,602
Intangibles	4,282	4,749
Other	7,866	5,743
Valuation allowance	(354,992)	(345,121)
Total noncurrent deferred tax assets	282,069	267,399
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(15,337)	(16,593)
Unrealized gains	(15,803)	(11,619)
Intangibles	(596,199)	(571,454)
Taxes on unremitted foreign earnings	(29,231)	—
Other	(2,964)	(5,069)
Total noncurrent deferred tax liabilities	(659,534)	(604,735)
Net noncurrent deferred tax liabilities	$(377,465)	$(337,336)
Net current and noncurrent deferred tax liabilities	$(349,322)	$(309,166)

Effective October 1, 2012, the Company began recording residual U.S. and foreign taxes on current foreign earnings as a result of its change in position regarding future repatriation and the requirements of ASC 740. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries generated after September 30, 2011, to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions, and satisfy ongoing U.S. operational cash flow requirements. As a result, earnings of the Company's non-U.S. subsidiaries after September 30, 2011 are not considered to be permanently reinvested, except in jurisdiction where repatriation is either precluded or restricted by law. Accordingly, the Company is providing residual U.S. and foreign deferred taxes to these earnings to the extent they

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

cannot be repatriated in a tax-free manner. Accordingly during Fiscal 2012, the Company has provided residual taxes on approximately $97,638 of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $3,278, including $2,465 of expected tax on $76,475 of earnings not yet taxed in the U.S. During Fiscal 2011, the Company recorded residual U.S. and foreign taxes on approximately $39,391 of distributions of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $771. The Fiscal 2011 distributions were primarily non-cash deemed distributions under U.S. tax law. During Fiscal 2010, the Company recorded residual U.S. and foreign taxes on approximately $26,600 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $0. The Fiscal 2010 distributions were primarily non-cash deemed distributions under U.S. tax law.
Remaining undistributed earnings of the Company’s foreign operations are approximately $415,713 at September 30, 2012, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2012. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.
The Company, as of September 30, 2012, has U.S. federal and state net operating loss carryforwards of approximately $1,304,763 and $1,340,761, respectively. These net operating loss carryforwards expire through years ending in 2032. The Company has foreign loss carryforwards of approximately $119,100 which will expire beginning in 2016. Certain of the foreign net operating losses have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes), on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Due to these limitations, the Company estimates that $301,202 of the total U.S. federal and $385,159 of the state net operating loss would expire unused even if the Company generates sufficient income to otherwise use all its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. The Company also projects that $110,794 of the total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against these deferred tax assets.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2012 and September 30, 2011, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $384,800 and $373,893, respectively. As of September 30, 2012 and September 30, 2011, approximately $349,316 and $338,538, respectively, related to U.S. net deferred tax assets, and approximately $35,484 and $35,354, respectively, related to foreign net deferred tax assets. The increase in the valuation allowance for deferred tax assets during Fiscal 2012 totaled approximately $10,907, of which approximately $10,778 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $130 related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the purchase of FURminator, the Company was able to release $14,511 of U.S. valuation allowance during Fiscal 2012. The release was attributable to $14,511 of net deferred tax liabilities recorded on the FURminator acquisition date balance sheet that offset other U.S. net deferred tax assets. During Fiscal 2011, the Company determined that a valuation allowance was required against deferred tax assets related to net operating losses in Brazil, and thus recorded a $25,877 charge to increase the valuation allowance.
The total amount of unrecognized tax benefits on the Company’s Consolidated Statements of Financial Position at September 30, 2012 and September 30, 2011 are $5,877 and $9,013, respectively. If recognized in the future, the entire amount of unrecognized tax benefits will affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and September 30, 2011 the Company had approximately $3,564 and $4,682, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2012 was a net decrease to income tax expense of $(1,184). The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2011 was a net decrease to income tax expense of $(1,422). The impact related to interest and penalties on the Consolidated

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Statement of Operations for Fiscal 2010 was a net increase to income tax expense of $1,527. In connection with the Merger, the Company recorded additional unrecognized tax benefits of approximately $3,299 as part of purchase accounting.
As of September 30, 2012, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
The following table summarizes the changes to the amount of unrecognized tax benefits of Company for Fiscal 2012, Fiscal 2011, and Fiscal 2010:

Unrecognized tax benefits at September 30, 2009	$7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
Gross decrease – tax positions in prior period	(904)
Gross increase – tax positions in current period	3,390
Lapse of statutes of limitations	(694)

Unrecognized tax benefits at September 30, 2010	$12,808
Gross increase – tax positions in prior period	1,658
Gross decrease – tax positions in prior period	(823)
Gross increase – tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,376)

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase – tax positions in prior period	773
Gross decrease – tax positions in prior period	(1,308)
Gross increase – tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)

Unrecognized tax benefits at September 30, 2012	$5,877

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom, and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2008 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2008 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2009, 2010, 2011 and 2012 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.
In the U.S., federal tax filings for years prior to and including Russell Hobbs year ended June 30, 2008 are closed. However, the federal net operating loss carryforwards for Russell Hobbs fiscal years ended June 30, 2008 and prior are subject to examination by the IRS until the year that such net operating losses are utilized and those years are closed for audit.
During Fiscal 2011 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to the effective state income tax rates for certain U.S. subsidiaries. During Fiscal 2010 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to deferred taxes in certain foreign jurisdictions. We believe the correction of these errors to be both quantitatively and qualitatively immaterial to our annual results for Fiscal 2011, Fiscal 2010 or to the financial statements of any previous period. The impact of the corrections was an increase to income tax expense and an increase to deferred tax liabilities in Fiscal 2011 of approximately $4,873 and an increase to income tax expense and a decrease to deferred tax assets in Fiscal 2010 of approximately $5,900.
(10) Employee Benefit Plans

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

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

Other Benefits
Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 40 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.
The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

			Pension and Deferred Compensation Benefits				Other Benefits
	2012			2011			2012	2011
Change in benefit obligation
Benefit obligation, beginning of year		$209,472			$214,977		$542	$527
Service cost	2,048			2,543			12	11
Interest cost	10,593			10,380			27	27
Actuarial (gain) loss	29,834			(9,027)			(14)	(21)
Participant contributions	182			189			—	—
Benefits paid	(9,354)			(8,685)			(1)	(2)
Foreign currency exchange rate changes	(1,969)			(905)			—	—
Benefit obligation, end of year		$240,806			$209,472		$566	$542
Change in plan assets
Fair value of plan assets, beginning of year		$130,641			$125,566		$—	$—
Actual return on plan assets	20,112			(100)			—	—
Employer contributions	12,587			14,486			1	2
Employee contributions	182			189			—	—
Benefits paid	(9,354)			(8,685)			(1)	(2)
Plan expenses paid	—			(226)			—	—
Foreign currency exchange rate changes	(241)			(589)			—	—
Fair value of plan assets, end of year		$153,927			$130,641		$—	$—
Accrued Benefit Cost	$(86,879)			$(78,831)			$(566)	$(542)
Range of assumptions:
Discount rate	4.0%	-	13.5%	4.2%	-	13.6%	4.0%	5.0%
Expected return on plan assets	4.0%	-	7.8%	3.0%	-	7.8%	N/A	N/A
Rate of compensation increase	2.3%	-	5.5%	0.0%	-	5.5%	N/A	N/A
The net underfunded status as of September 30, 2012 and September 30, 2011 of $86,879 and $78,831, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2012 and September 30, 2011 are unrecognized net losses of $33,428, net of tax benefit of $4,392 and $21,496, net of tax benefit of $1,542, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2013 is $2,084.

At September 30, 2012, the Company’s total pension and deferred compensation benefit obligation of $240,806 consisted of $75,580 associated with U.S. plans and $165,226 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $153,927 consisted of $51,721 associated with U.S. plans and $102,206 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.3% and approximately 5.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.8% and approximately 5.4% for its international plans.
At September 30, 2011, the Company’s total pension and deferred compensation benefit obligation of $209,472 consisted of $67,611 associated with U.S. plans and $141,861 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $130,641 consisted of $43,582 associated with U.S. plans and $87,059 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5.0% and approximately 4.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.6% and approximately 5.4% for its international plans.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

	Pension and Deferred Compensation Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$2,048	$2,543	$2,479	$12	$11	$9
Interest cost	10,593	10,380	8,239	27	27	26
Expected return on assets	(8,225)	(7,829)	(5,774)	—	—	—
Amortization of prior service cost	72	—	535	—	—	—
Amortization of transition obligation	—	—	207	—	—	—
Recognized net actuarial (gain) loss	828	8	613	(54)	(52)	(58)
Net periodic cost (benefit)	$5,316	$5,102	$6,299	$(15)	$(14)	$(23)
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.
Below is a summary allocation of all pension plan assets as of the measurement date.

		Weighted Average Allocation
	Target			Actual
Asset Category	2012			2012	2011
Equity Securities	0	-	60%	49%	46%
Fixed Income Securities	0	-	40%	20%	21%
Other	0	-	100%	31%	33%
Total	100%			100%	100%
The weighted average expected long-term rate of return on total assets is 6.2%.
The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2012 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.
The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2012 segregated by level within the fair value hierarchy. See Note 8, "Fair Value of Financial Instruments", for discussion of the fair value hierarchy and fair value principles:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$20,520	$16,667	$—	$37,187
Common collective trust—fixed income	—	14,534	—	14,534
Total U.S. Defined Benefit Plan Assets	$20,520	$31,201	$—	$51,721
International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$38,507	$—	$38,507
Common collective trust—fixed income	—	15,661	—	15,661
Insurance contracts—general fund	—	40,651	—	40,651
Other	—	7,387	—	7,387
Total International Defined Benefit Plan Assets	$—	$102,206	$—	$102,206

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.
The Company’s Other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.
The Company’s expected future pension benefit payments for Fiscal 2013 through its fiscal year 2022 are as follows:

2013	$9,697
2014	8,783
2015	9,122
2016	9,492
2017	9,775
2018-2022	56,072
The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $1,935, $4,999 and $3,464, respectively.
(11) Segment Information
The Company manages its business in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business. See Note 1, "Description of Business", for additional information regarding the Company’s realignment of its reporting segments.
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
The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, reorganization items expense, net, interest expense, interest income and income tax expense. Expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have also been excluded in the determination of reportable segment profits. Corporate expenses primarily

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.
All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.
Segment information for the Company for Fiscal 2012, Fiscal 2011 and Fiscal 2010, is as follows:
Net sales to external customers

	2012	2011	2010
Global Batteries & Appliances	$2,249,939	$2,254,153	$1,658,123
Global Pet Supplies	615,508	578,905	566,335
Home and Garden Business	386,988	353,858	342,553
Total segments	$3,252,435	$3,186,916	$2,567,011
Depreciation and amortization

	2012	2011	2010
Global Batteries & Appliances	$63,618	$68,084	$57,557
Global Pet Supplies	27,702	24,274	28,538
Home and Garden Business	13,296	12,375	14,418
Total segments	104,616	104,733	100,513
Corporate	29,164	30,416	16,905
Total Depreciation and amortization	$133,780	$135,149	$117,418

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Segment profit

	2012	2011	2010
Global Batteries & Appliances	$244,442	$238,864	$171,298
Global Pet Supplies	85,866	75,564	57,675
Home and Garden Business	73,609	65,180	51,192
Total segments	403,917	379,608	280,165
Corporate expenses	51,514	53,967	48,817
Acquisition and integration related charges	31,066	36,603	38,452
Restructuring and related charges	19,591	28,644	24,118
Intangible asset impairment	—	32,450	—
Interest expense	191,911	208,329	277,015
Other expense, net	878	2,491	12,300
Income (loss) from continuing operations before reorganization items and income taxes	$108,957	$17,124	$(120,537)
The Global Batteries & Appliances segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela met the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, subsequent to January 4, 2010, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.
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
The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in Other expense, net, of $10,102 during Fiscal 2010 related to Bolivar fuerte denominated transactions.
As of September 30, 2011, the Company no longer exchanged its Bolivar fuertes for U.S. dollars through the SITME mechanism as the SITME was no longer the most likely method of exchanging its Bolivar fuertes for U.S. dollars. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2011 from the 5.3 SITME rate to the 4.3 official exchange rate in accordance with ASC 830, as it is the expected exchange rate of Bolivar fuertes to U.S. dollars. The Company reported a foreign exchange gain in Other expense, net, of $(1,293) during Fiscal 2011 related to the change to the official exchange rate.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Segment total assets

	September 30,
	2012	2011
Global Batteries & Appliances	$2,243,472	$2,275,076
Global Pet Supplies	956,043	828,202
Home and Garden Business	508,083	476,381
Total segments	3,707,598	3,579,659
Corporate	44,051	47,047
Total assets at year end	$3,751,649	$3,626,706
Segment long-lived assets (A)

	September 30,
	2012	2011
Global Batteries & Appliances	$1,434,392	$1,468,617
Global Pet Supplies	768,140	647,953
Home and Garden Business	445,774	417,078
Total segments	2,648,306	2,533,648
Corporate	41,916	44,770
Long-lived assets at year end	$2,690,222	$2,578,418

(A)	Includes all of the Company’s non-current assets.
Capital expenditures

	2012	2011	2010
Global Batteries & Appliances	$36,271	$25,471	$28,496
Global Pet Supplies	7,447	7,059	7,920
Home and Garden Business	3,091	3,630	3,890
Total segments	46,809	36,160	40,306
Corporate	—	—	10
Total Capital expenditures	$46,809	$36,160	$40,316
Geographic Disclosures—Net sales to external customers

	2012	2011	2010
United States	$1,772,138	$1,780,127	$1,444,779
Outside the United States	1,480,297	1,406,789	1,122,232
Total net sales to external customers	$3,252,435	$3,186,916	$2,567,011

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Geographic Disclosures—Long-lived assets (A)

	September 30,
	2012	2011
United States	$1,988,632	$1,843,869
Outside the United States	701,590	734,549
Long-lived assets at year end	$2,690,222	$2,578,418

(A)	Includes all of the Company’s non-current assets.
(12) Commitments and Contingencies
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,432, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business. The Company does not believe that any of these other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2013	$32,623
2014	27,731
2015	22,296
2016	21,549
2017	16,823
Thereafter	43,199

Total minimum lease payments	$164,221

All of the leases expire between October 2012 and July 2023. The Company’s total rent expense was $34,327, $40,298 and $30,218 during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
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
Pursuant to the terms of the Merger Agreement, on February 9, 2010, Spectrum Brands entered into support agreements with Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (together the "Harbinger Parties") and Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), in which the Harbinger Parties and the Avenue Parties agreed to vote their shares of Spectrum Brands common stock acquired before the date of the Merger Agreement in favor of the Merger and against any alternative proposal that would impede the Merger.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

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
In November 2011, HRG announced a stock purchase program for the Company's common stock, with an authorization of $30,000 under the program.  This purchase program was completed in March 2012.  Following the completion of the secondary offering of the Company's common stock in August 2011 by Harbinger Capital Partners Master Fund I, Ltd. and the completion of the HRG stock purchase program for the Company's common stock noted above, HRG owned approximately 57% of the Company's common stock, and the Harbinger Parties owned less than 1 percent of the Company's common stock.
In August 2012, HRG announced a share repurchase program of up to 1,000 shares of the Company's common stock.
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
Also in connection with the Merger, the Harbinger Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG became a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

Other Agreements

In connection with the Merger, Russell Hobbs and Harbinger Master Fund entered into an indemnification agreement, dated as of February 9, 2010 (the “Indemnification Agreement”), by which Harbinger Master Fund agreed, among other things and subject to the terms and conditions set forth therein, to guarantee the obligations of Russell Hobbs to pay (i) a reverse termination fee to Spectrum Brands under the merger agreement and (ii) monetary damages awarded to Spectrum Brands in connection with any willful and material breach by Russell Hobbs of the Merger Agreement. The maximum amount payable by Harbinger Master Fund under the Indemnification Agreement was $50,000 less any amounts paid by Russell Hobbs or the Harbinger Parties, or any of their respective affiliates, as damages under any documents related to the Merger. No such amounts became due under the Indemnification Agreement. Harbinger Master Fund also agreed to indemnify Russell Hobbs, SB Holdings and their subsidiaries for out-of-pocket costs and expenses above $3,000 in the aggregate that became payable after the consummation of the Merger and that related to the litigation arising out of Russell Hobbs’ business combination transaction with Applica. In February 2011, the parties to the litigation reached a full and final settlement of their disputes. Neither the Company, Applica or any other subsidiary of the Company was required to make any payments in connection with the settlement.
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
The following table summarizes restructuring and related charges incurred by segment:

	2012	2011	2010
Cost of goods sold:
Global Batteries & Appliances	$5,094	$756	$3,275
Global Pet Supplies	4,741	7,085	3,837
Home and Garden Business	—	—	38
Total restructuring and related charges in cost of goods sold	$9,835	$7,841	$7,150
Operating expense:
Global Batteries & Appliances	$2,487	$5,338	$251
Global Pet Supplies	5,395	9,567	2,917
Home and Garden Business	912	2,704	8,419
Corporate	962	3,194	5,381
Total restructuring and related charges in operating expense	$9,756	$20,803	$16,968
Total restructuring and related charges	$19,591	$28,644	$24,118

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes restructuring and related charges incurred by type of charge:

	2012	2011	2010
Costs included in cost of goods sold:
Global Cost Reduction initiatives:
Termination benefits	$2,941	$1,679	$2,630
Other associated costs	6,894	5,889	2,273
Other restructuring initiatives:
Termination benefits	—	—	201
Other associated costs	—	273	2,046
Total included in cost of goods sold	$9,835	$7,841	$7,150
Costs included in operating expenses:
Global Cost Reduction initiatives:
Termination benefits	$3,079	$10,155	$4,268
Other associated costs	5,776	7,761	9,272
Other restructuring initiatives:
Termination benefits	—	956	5,269
Other associated costs	901	1,931	(1,841)
Total included in operating expenses	$9,756	$20,803	$16,968
Total restructuring and related charges	$19,591	$28,644	$24,118
Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $88,700.
The Company recorded $18,690, $25,484 and $18,443 of pretax restructuring and related charges during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, related to the Global Cost Reduction Initiatives.
The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2012:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2011	$8,795	$3,021	$11,816
Provisions	2,095	(169)	1,926
Cash expenditures	(7,765)	(1,353)	(9,118)
Non-cash items	127	(404)	(277)
Accrual balance at September 30, 2012	$3,252	$1,095	$4,347
Expensed as incurred(A)	$3,926	$12,838	$16,764

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes the expenses incurred by the Company during Fiscal 2012, the cumulative amount incurred from inception of the initiative through September 30, 2012 and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Appliances	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges incurred during Fiscal 2012	$7,642	$10,136	$912	$—	$18,690
Restructuring and related charges incurred since initiative inception	$20,809	$36,998	$17,620	$7,591	$83,018
Total future estimated restructuring and related charges expected to be incurred	$1,501	$2,575	$1,521	$—	$5,597
In connection with other restructuring efforts, the Company recorded $901, $3,160 and $5,675 of pretax restructuring and related charges during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
(15) Acquisitions
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

Supplemental Pro Forma Information (Unaudited)

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for the entirety of Fiscal 2010.

2010
Net sales:
Reported Net sales	$2,567,011
Russell Hobbs adjustment	543,952
Pro forma Net sales	$3,110,963
Loss from continuing operations:
Reported loss from continuing operations	$(187,372)
Russell Hobbs adjustment	(5,504)
Pro forma loss from continuing operations	$(192,876)
Basic and diluted earnings per share from continuing operations (A) :
Reported basic and diluted loss per share from continuing operations	$(5.20)
Russell Hobbs adjustment	(0.16)
Pro forma basic and diluted loss per share from continuing operations	$(5.36)
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
The results of Black Flag’s operations since October 31, 2011 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Home and Garden Business segment.

Acquisition Accounting
The assets acquired and liabilities assumed in the Black Flag acquisition have been measured at their fair values at October 31, 2011 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The amounts recorded in connection with the acquisition of Black Flag are as follows:

Inventory	$2,509
Property, plant and equipment	301
Intangible assets	25,000
Goodwill	15,852
Other assets	88
Total consideration	$43,750
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

value of indefinite and definite lived intangibles was $25,000 as of October 31, 2011. A summary of the significant key inputs is as follows:

◦
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

◦
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
The results of FURminator operations since December 22, 2011 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Global Pet Supplies business segment.

Acquisition Accounting
The assets acquired and liabilities assumed in the FURminator acquisition have been measured at their fair values at December 22, 2011 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill. The amounts recorded in connection with the acquisition of FURminator are as follows:

Current assets	$9,240
Property, plant and equipment	648
Intangible assets	79,000
Goodwill	68,531
Total assets acquired	$157,419
Current liabilities	758
Long-term liabilities	14,916
Total liabilities assumed	$15,674
Total consideration	$141,745
The Company performed a valuation of the assets and liabilities of FURminator at December 22, 2011. Significant matters related to the determination of the fair values of the acquired identifiable intangible assets are summarized as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $79,000 as of December 22, 2011. A summary of the significant key inputs is as follows:

◦
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

◦
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

◦
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

(16) New Accounting Pronouncements
Fair Value Measurement
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance was effective for the Company beginning in the second quarter of its fiscal year ended September 30, 2012. The new accounting guidance did not have a material effect on the Company’s consolidated financial statements.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Consolidated Financial Statements – (Continued)
(Amounts in thousands, except per share figures)

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

(17) Subsequent Events
ASC 855, “Subsequent Events,” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company's financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.
Hardware Acquisition and Acquisition Financing
On October 8, 2012, the Company entered into an agreement (the "Acquisition Agreement") with Stanley Black & Decker to acquire the HHI Business currently operated by Stanley Black & Decker and certain of its subsidiaries for $1,400,000, consisting of (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business. The acquisition, when completed, includes (i) the purchase of shares and assets of certain subsidiaries of Stanley Black & Decker involved in the HHI Business and (ii) the purchase of certain assets of TLM Taiwan, which is involved in the production of residential locksets.
The Acquisition Agreement contains certain termination rights for each of Stanley Black & Decker and the Company that upon termination of the Acquisition Agreement under specified circumstances, requires the Company to pay Stanley Black & Decker a termination fee of up to $78,000.
The Company will account for the acquisition in accordance with ASC 805 which requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
On November 16, 2012, the Company issued at par $520,000 aggregate principal amount of 6.375% Senior Notes due 2020 (the “2020 Notes”) and $570,000 aggregate principal amount of 6.625% Senior Notes due 2022 (the “2022 Notes” and together with the 2020 Notes, the “Notes”). Spectrum Brands will assume and unconditionally guarantee, together with certain of its subsidiaries, the obligations under the Notes and intends to use the proceeds of the Notes to fund a portion of the Hardware Acquisition purchase price and related fees and expenses.
Additionally, Spectrum Brands has obtained debt financing commitments for approximately $1,840,000, inclusive of the Notes, to fund the Hardware Acquisition and refinance a portion of Spectrum Brands' indebtedness outstanding as of September 30, 2012.
Shaser Acquisition
On November 8, 2012, the Company completed a $50,000 cash acquisition of an approximately 56% interest in Shaser Biosciences, Inc. ("Shaser"), together with terms relating to a potential buyout of the remaining minority interest in Shaser. The

Company will account for the acquisition in accordance with ASC 805. The Company is in the process of completing the preliminary purchase accounting.

(18) Quarterly Results (unaudited)
Fiscal 2012:

	Quarter Ended
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net sales	$832,576	$824,803	$746,285	$848,771
Gross profit	279,925	291,696	260,031	284,026
Net income (loss)	5,513	58,649	(28,660)	13,070
Basic net income (loss) per common share	$0.11	$1.14	$(0.56)	$0.25
Diluted net income (loss) per common share	$0.10	$1.13	$(0.56)	$0.25
Fiscal 2011:

	Quarter Ended
	September 30, 2011	July 3, 2011	April 3, 2011	January 2, 2011
Net sales	$827,329	$804,635	$693,885	$861,067
Gross profit	280,495	293,694	255,439	299,239
Net (loss) income	(33,831)	28,604	(50,186)	(19,758)
Basic net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)
Diluted net (loss) income per common share	$(0.65)	$0.56	$(0.99)	$(0.39)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2012, September 30, 2011 and September 30, 2010
(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2012:
Accounts receivable allowances	$14,128	$7,742	$—	$—	$21,870
September 30, 2011:
Accounts receivable allowances	$4,351	$9,777	$—	$—	$14,128
September 30, 2010:
Accounts receivable allowances	$1,011	$3,340	$—	$—	$4,351
 See accompanying Report of Independent Registered Public Accounting Firm

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ David R. Lumley
David R. Lumley Chief Executive Officer and Director
DATE: November 21, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David R. Lumley David R. Lumley	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Marc S. Kirschner Marc S. Kirschner	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director
/s/ Virginia A. Kamansky Virginia A. Kamansky	Director

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

Exhibit 2.9
Acquisition Agreement, dated October 8, 2012, by and between Spectrum Brands, Inc. and Stanley Black & Decker, Inc., (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012).

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

Exhibit 4.3
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

Exhibit 4.4
Indenture governing Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020, dated as of March 20, 2012, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee(filed by incorporation by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012).

Exhibit 10.1	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.2
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

Exhibit 10.4
Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.5
Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.6
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

Exhibit 10.7
Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.8
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

Exhibit 10.9
Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.10
Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.11
Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.12
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

Exhibit 10.14
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

Exhibit 10.16
Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.17
Fourth Amendment to Loan and Security Agreement, dated as of May 24, 2012, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 7, 2012).

Exhibit 10.18
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

Exhibit 10.31
First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.32
Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.33
Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.34
Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.35
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

Exhibit 10.38
First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.39
Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.40
Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.41
Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.42
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

Exhibit 10.45
Separation Agreement, dated as of March 2, 2011, by and between Spectrum Brands, Inc. and John T. Wilson (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2011).

Exhibit 10.46
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Annex A to the Proxy Statement on Schedule 14A filed with the SEC by Spectrum Brands Holdings, Inc. on January 28, 2011).

Exhibit 10.47
Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

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