Form 10-Q
period 2012-12-30
Spectrum Brands Holdings, Inc.
filed 2013-02-08
CIK 1487730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 6, 2012, was 52,094,497.

SPECTRUM BRANDS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED December 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
December 30, 2012 and September 30, 2012
(Unaudited)
(Amounts in thousands, except per share figures)

	December 30, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$70,921	$157,961
Receivables:
Trade accounts receivable, net of allowances of $24,154 and $21,870, respectively	481,235	335,301
Other	44,491	38,116
Inventories	679,150	452,633
Deferred income taxes	20,301	28,143
Prepaid expenses and other	164,821	49,273
Total current assets	1,460,919	1,061,427
Property, plant and equipment, net of accumulated depreciation of $151,266 and $139,994, respectively	320,065	214,017
Deferred charges and other	32,800	27,711
Goodwill	1,421,326	694,245
Intangible assets, net	2,207,970	1,714,929
Debt issuance costs	76,486	39,320
Total assets	$5,519,566	$3,751,649
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$29,190	$16,414
Accounts payable	407,369	325,023
Accrued liabilities:
Wages and benefits	59,601	82,119
Income taxes payable	21,373	30,272
Accrued interest	21,068	30,473
Other	163,041	126,330
Total current liabilities	701,642	610,631
Long-term debt, net of current maturities	3,193,094	1,652,886
Employee benefit obligations, net of current portion	95,189	89,994
Deferred income taxes	487,428	377,465
Other	37,540	31,578
Total liabilities	4,514,893	2,762,554
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 53,410 and 52,799 shares, respectively; outstanding 52,094 and 51,483 shares	534	528
Additional paid-in capital	1,384,559	1,399,261
Accumulated deficit	(354,086)	(340,647)
Accumulated other comprehensive loss	(30,468)	(33,435)
	1,000,539	1,025,707
Less treasury stock, at cost, 1,316 shares	(36,612)	(36,612)
Total shareholders' equity	963,927	989,095
Non-controlling interest	40,746	—
Total equity	1,004,673	989,095
Total liabilities and equity	$5,519,566	$3,751,649
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
For the three month periods ended December 30, 2012 and January 1, 2012
(Unaudited)
(Amounts in thousands, except per share figures)

	THREE MONTHS ENDED
	December 30, 2012	January 1, 2012
Net sales	$870,268	$848,771
Cost of goods sold	581,026	560,140
Restructuring and related charges	1,086	4,605
Gross profit	288,156	284,026
Selling	128,761	131,759
General and administrative	56,730	50,616
Research and development	8,171	7,235
Acquisition and integration related charges	20,812	7,600
Restructuring and related charges	5,502	3,120
Total operating expenses	219,976	200,330
Operating income	68,180	83,696
Interest expense	69,887	41,123
Other expense, net	1,562	2,193
(Loss) income from continuing operations before income taxes	(3,269)	40,380
Income tax expense	10,613	27,310
Net (loss) income	(13,882)	13,070
Less: Net loss attributable to non-controlling interest	(443)	—
Net (loss) income attributable to controlling interest	$(13,439)	$13,070
Basic earnings per share:
Weighted average shares of common stock outstanding	51,758	52,145
Net (loss) income per share attributable to controlling interest	$(0.26)	$0.25
Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,758	52,587
Net (loss) income per share attributable to controlling interest	$(0.26)	$0.25
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three month periods ended December 30, 2012 and January 1, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED
	December 30, 2012	January 1, 2012
Net (loss) income	$(13,882)	$13,070
Other comprehensive income (loss), net of tax:
Foreign currency translation	2,867	(14,929)
Unrealized gain on derivative instruments	246	2,121
Defined benefit pension (loss) gain	(146)	303
Other comprehensive income (loss), net of tax	2,967	(12,505)
Comprehensive (loss) income	(10,915)	565
Less: Comprehensive loss attributable to non-controlling interest	$(443)	$—
Comprehensive (loss) income attributable to controlling interest	$(10,472)	$565
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 30, 2012 and January 1, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED
	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net (loss) income	$(13,882)	$13,070
Adjustments to reconcile net (loss) income to net cash used by operating activities, net of effects of acquisitions:
Depreciation	10,625	9,248
Amortization of intangibles	17,124	14,628
Amortization of unearned restricted stock compensation	3,244	4,384
Amortization of debt issuance costs	1,816	1,686
Non-cash increase to cost of goods sold from sale of HHI Business acquisition inventory	5,247	—
Write off unamortized discount on retired debt	885	—
Write off debt issuance costs	4,600	—
Other non-cash adjustments	4,865	558
Net changes in assets and liabilities	(221,319)	(132,575)
Net cash used by operating activities	(186,795)	(89,001)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,325)	(8,851)
Acquisition of Shaser, net of cash acquired	(23,919)	—
Acquisition of the HHI Business, net of cash acquired	(1,271,956)	—
Acquisition of Black Flag	—	(43,750)
Acquisition of FURminator, net of cash acquired	—	(139,390)
Escrow payment - TLM Taiwan acquisition	(100,000)	—
Other investing activities	16	(100)
Net cash used by investing activities	(1,405,184)	(192,091)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	792,000	—
Proceeds from issuance of 6.375% Notes	520,000	—
Proceeds from issuance of 6.625% Notes	570,000	—
Proceeds from issuance of 9.5% Notes, including premium	—	217,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(370,175)	(1,363)
Debt issuance costs	(43,590)	(4,020)
Other debt financing, net	7,431	1,361
Reduction of other debt	(1,013)	(809)
ABL revolving credit facility, net	32,000	11,400
Cash dividends paid	(1,022)	—
Treasury stock purchases	—	(12,765)
Net cash provided by financing activities	1,505,631	210,804
Effect of exchange rate changes on cash and cash equivalents	(692)	1,627
Net decrease in cash and cash equivalents	(87,040)	(68,661)
Cash and cash equivalents, beginning of period	157,961	142,414
Cash and cash equivalents, end of period	$70,921	$73,753
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share figures)

1	DESCRIPTION OF BUSINESS
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings” or the “Company”), is a diversified global branded consumer products company. Spectrum Brands, Inc. (“Spectrum Brands”), is a wholly owned subsidiary of SB Holdings. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
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
On December 17, 2012, the Company acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. A portion of the Hardware Acquisition has not yet closed, consisting of the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions.”
The Company sells its products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, the previously mentioned HHI Business brands and various other brands.
The Company's global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement, which consists of the recently acquired HHI Business.
The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company's worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company's worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of the Company's home and garden and insect control business (the “Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of the recently acquired HHI Business (“Hardware & Home Improvement”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our business segments, see Note 12, “Segment Results.”

2	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.
These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 30, 2012, the results of operations for the three month periods ended December 30, 2012 and January 1, 2012, the

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

comprehensive income (loss) for the three month periods ended December 30, 2012 and January 1, 2012 and the cash flows for the three month periods ended December 30, 2012 and January 1, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives. Excess of cost over fair value of net assets acquired (goodwill) and indefinite lived trade name intangibles are not amortized. Accounting Standards Codification (“ASC”) Topic 350: “Intangibles-Goodwill and Other,” requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Goodwill is tested for impairment at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite lived trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.
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
Shipping and Handling Costs: The Company incurred shipping and handling costs of $49,996 and $50,319 for the three month periods ended December 30, 2012 and January 1, 2012, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.
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
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 24% of the Company’s Net sales during the three month periods ended December 30, 2012 and January 1, 2012, respectively. This customer also represented approximately 8% and 13% of the Company’s Trade accounts receivable, net at December 30, 2012 and September 30, 2012, respectively.
Approximately 50% and 49% of the Company’s Net sales during the three month periods ended December 30, 2012 and January 1, 2012, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.
Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three month period ended December 30, 2012 was $3,244. Total stock compensation expense associated

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

with restricted stock awards and restricted stock units recognized by the Company during the three month period ended January 1, 2012 was $4,384.
The Company granted approximately 574 restricted stock units during the three month period ended December 30, 2012. Of these 574 grants, 22 restricted stock units are time-based and vest over a one year period. Of the remaining 552 restricted stock units, 90 are performance-based and vest over a one year period and 462 are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $25,617.
The Company granted approximately 704 restricted stock units during the three month period ended January 1, 2012. Of these 704 grants, 17 restricted stock units are time-based and vest over a one year period. The remaining 687 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $18,920.
The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. At December 30, 2012 and September 30, 2012, the Company had 13 restricted stock awards outstanding with a weighted average grant date fair value of $28.00 per share and a total fair value at grant date of $364. A summary of the status of the Company’s non-vested restricted stock units as of December 30, 2012 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	574	44.63	25,617
Forfeited	(263)	28.85	(7,588)
Vested	(1,004)	28.30	(28,413)
Restricted stock units at December 30, 2012	1,238	$35.98	$44,547

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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company during the three month periods ended December 30, 2012 and January 1, 2012:

	Three Months Ended
	December 30, 2012	January 1, 2012
Russell Hobbs
Integration costs	$1,054	$2,408
Employee termination charges	108	612
Legal and professional fees	79	609
Russell Hobbs Acquisition and integration related charges	$1,241	$3,629
HHI Business
Legal and professional fees	14,498	—
Integration costs	114	—
HHI Business Acquisition and integration related charges	$14,612	$—

Shaser	4,220	—
FURminator	670	2,485
Black Flag	28	1,285
Other	41	201
Total Acquisition and integration related charges	$20,812	$7,600

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

3	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three month periods ended December 30, 2012 and January 1, 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.
The components of Other comprehensive income (loss), net of tax, for the three month periods ended December 30, 2012 and January 1, 2012 are as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Foreign Currency Translation Adjustments:
Gross change before reclassification adjustment	$2,867	$(14,929)
Net reclassification adjustment for (gains) losses included in earnings	—	—
Gross change after reclassification adjustment	2,867	(14,929)
Deferred tax effect	—	—
Deferred tax valuation allowance	—	—
Other Comprehensive Income (Loss)	$2,867	$(14,929)

Unrealized Gains (Losses) on Derivative Instruments:
Gross change before reclassification adjustment	$(83)	$413
Net reclassification adjustment for losses included in earnings	443	2,402
Gross change after reclassification adjustment	$360	$2,815
Deferred tax effect	(50)	(997)
Deferred tax valuation allowance	(64)	303
Other Comprehensive Income	$246	$2,121

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	(689)	329
Net reclassification adjustment for losses included in earnings	519	23
Gross change after reclassification adjustment	$(170)	$352
Deferred tax effect	24	(49)
Deferred tax valuation allowance	—	—
Other Comprehensive (Loss) Income	$(146)	$303

Total Other Comprehensive Income (Loss), net of tax	$2,967	$(12,505)

4	NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share of the Company for the three month periods ended December 30, 2012 and January 1, 2012 is calculated based upon the following number of shares:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended
	December 30, 2012	January 1, 2012
Basic	51,758	52,145
Effect of common stock equivalents	—	442
Diluted	51,758	52,587

For the three months ended December 30, 2012, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.

5	INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	December 30, 2012	September 30, 2012
Raw materials	$103,068	$58,515
Work-in-process	44,191	23,434
Finished goods	531,891	370,684
	$679,150	$452,633

6	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Hardware & Home Improvement	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	63,880	662,216	—	—	726,096
Effect of translation	321	—	664	—	985
Balance at December 30, 2012	$332,757	$662,216	$238,596	$187,757	$1,421,326
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	330,000	—	—	330,000
Effect of translation	555	—	2,272	—	2,827
Balance at December 30, 2012	$545,981	$330,000	$214,414	$83,500	$1,173,895
Intangible Assets Subject to Amortization
Balance at September 30, 2012, net	$447,112	—	$264,622	$162,127	$873,861
Additions	35,500	140,000	—	—	175,500
Amortization during period	(8,835)	(583)	(5,337)	(2,369)	(17,124)
Effect of translation	1,120	—	718	—	1,838
Balance at December 30, 2012, net	$474,897	$139,417	$260,003	$159,758	$1,034,075
Total Intangible Assets, net at December 30, 2012	$1,020,878	$469,417	$474,417	$243,258	$2,207,970

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting during fiscal 2009. The useful lives of the Company’s intangible assets subject to amortization are 9 to 17 years for technology assets associated with

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

the Global Batteries & Appliances segment, 8 to 9 years for technology assets related to the Hardware & Home Improvement segment, 4 to 9 years for technology assets related to the Global Pet Supplies segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Hardware & Home Improvement segment, Home and Garden Business and Global Pet Supplies segments, 1 to 12 years for trade names within the Global Batteries & Appliances segment, 5 to 8 years for trade names within the Hardware & Home Improvement segment and 3 years for a trade name within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	December 30, 2012	September 30, 2012
Technology Assets Subject to Amortization:
Gross balance	$177,424	$90,924
Accumulated amortization	(25,873)	(22,768)
Carrying value, net	$151,551	$68,156
Trade Names Subject to Amortization:
Gross balance	$165,852	$150,829
Accumulated amortization	(31,950)	(28,347)
Carrying value, net	$133,902	$122,482
Customer Relationships Subject to Amortization:
Gross balance	$875,531	$796,235
Accumulated amortization	(126,909)	(113,012)
Carrying value, net	$748,622	$683,223
Total Intangible Assets, net Subject to Amortization	$1,034,075	$873,861

Amortization expense for the three month periods ended December 30, 2012 and January 1, 2012 is as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Proprietary technology amortization	$3,105	$1,897
Trade names amortization	3,595	3,140
Customer relationships amortization	10,424	9,591
	$17,124	$14,628

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $78,500 per year.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

7	DEBT
Debt consists of the following:

	December 30, 2012		September 30, 2012
	Amount	Rate	Amount	Rate
Term Loan, due December 17, 2019	$799,056	4.6%	$—	—%
Former term loan facility	—	—	370,175	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	950,000	9.5%
6.375% Notes, due November 15, 2020	520,000	6.4%	—	—%
6.625% Notes, due November 15, 2022	570,000	6.6%	—	—%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	32,000	3.8%	—	4.3%
Other notes and obligations	26,325	8.6%	18,059	10.9%
Capitalized lease obligations	28,539	6.2%	26,683	6.2%
	$3,225,920		$1,664,917
Original issuance premiums (discounts) on debt	(3,636)		4,383
Less: current maturities	29,190		16,414
Long-term debt	$3,193,094		$1,652,886
Term Loan
On December 17, 2012, Spectrum Brands entered into a senior term loan facility, maturing December 17, 2019, which provides borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the "Term Loan") in connection with the acquisition of the HHI Business. A portion of the Term Loan proceeds were used to refinance the former term loan facility, maturing June 17, 2016, which had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $5,485 as an adjustment to interest expense during the three month period ended December 30, 2012.
The Term Loan contains financial covenants with respect to debt, including, but not limited to, a fixed charge ratio. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company, its domestic subsidiaries and its Canadian subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.
In connection with the issuance of the Term Loan, the Company recorded $18,748 of fees during the three month period ended December 30, 2012 of which $16,327 are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan with the remainder of $2,421 reflected as an increase to interest expense during the three month period ended December 30, 2012.
6.375% Notes and 6.625% Notes
On December 17, 2012, in connection with the acquisition of the HHI Business, Spectrum Brands assumed $520,000 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the "6.375% Notes"), and $570,000 aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the "6.625% Notes"), previously issued by Spectrum Brands Escrow Corporation. The 6.375% Notes and the 6.625% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”), requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.
The 2020/22 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.
In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.375% Notes and the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.375% Notes, or the 6.625% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $12,860 and $14,080 of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively, during the three month period ended December 30, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.
ABL Facility
On December 17, 2012 the Company exercised its option to increase its asset based lending revolving credit facility (the "ABL Facility") from $300,000 to $400,000 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $323 of fees. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
As a result of borrowings and payments under the ABL Facility, at December 30, 2012, the Company had aggregate borrowing availability of approximately $133,267, net of lender reserves of $7,942 and outstanding letters of credit of $25,412.

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
Fair Value of Derivative Instruments
The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Asset Derivatives		December 30, 2012	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$1,091	$985
Commodity contracts	Deferred charges and other	710	1,017
Foreign exchange contracts	Receivables—Other	593	1,194
Foreign exchange contracts	Deferred charges and other	4	—
Total asset derivatives designated as hedging instruments under ASC 815		2,398	3,196
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	—	41
Total asset derivatives		$2,398	$3,237

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		December 30, 2012	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$1	$9
Foreign exchange contracts	Accounts payable	2,045	3,063
Foreign exchange contracts	Other long term liabilities	31	—
Total liability derivatives designated as hedging instruments under ASC 815		$2,077	$3,072
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	5,650	3,967
Foreign exchange contracts	Other long term liabilities	2,802	2,926
Total liability derivatives		$10,529	$9,965

Changes in AOCI from Derivative Instruments
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings. See Note 3, "Comprehensive Income (Loss)" for further information.
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended December 30, 2012, pretax:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(232)	Cost of goods sold	$(97)	Cost of goods sold	$(46)
Foreign exchange contracts	498	Net sales	121	Net sales	—
Foreign exchange contracts	(349)	Cost of goods sold	(467)	Cost of goods sold	—
Total	$(83)		$(443)		$(46)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended January 1, 2012, pretax:

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

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended December 30, 2012 and January 1, 2012, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	December 30, 2012	January 1, 2012
Foreign exchange contracts	(4,099)	7,245	Other expense, net

Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $24 and $46 at December 30, 2012 and September 30, 2012, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At December 30, 2012 and September 30, 2012, the Company had posted cash collateral of $450 and $50, respectively, related to such liability positions. In addition, at December 30, 2012 and September 30, 2012, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).
Derivative Financial Instruments
Cash Flow Hedges
When appropriate, the Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 30, 2012, the Company did not have any interest rate swaps outstanding.
The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At December 30, 2012 the Company had a series of foreign exchange derivative contracts outstanding through March 2014 with a contract value of $173,013. The derivative net loss on these contracts recorded in AOCI by the Company at December 30, 2012 was $1,046, net of tax benefit of $433. At December 30, 2012, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,046, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 30, 2012 the Company had a series of such swap contracts outstanding through September 2014 for 12 tons with a contract value of $24,305. The derivative net gain on these contracts recorded in AOCI by the Company at December 30, 2012 was $1,510, net of tax expense of $302. At December 30, 2012, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $905, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 30, 2012 and September 30, 2012, the Company had $162,779 and $172,581, respectively, of notional value for such foreign exchange derivative contracts outstanding.

9	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s net derivative portfolio as of December 30, 2012, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of December 30, 2012 were as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$1,800	$—	$1,800
Total Assets, net	$—	$1,800	$—	$1,800
Liabilities:
Foreign exchange contracts, net	$—	$(9,931)	$—	$(9,931)
Total Liabilities, net	$—	$(9,931)	$—	$(9,931)

The Company’s net derivative portfolio as of September 30, 2012, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$1,993	$—	$1,993
Total Assets	$—	$1,993	$—	$1,993
Liabilities:
Foreign exchange contracts, net	$—	$(8,721)	$—	$(8,721)
Total Liabilities, net	$—	$(8,721)	$—	$(8,721)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and non-publicly traded debt approximate fair value. The fair values of long-term publicly traded debt are based on unadjusted quoted market prices (Level 1) and derivative financial instruments are generally based on quoted or observed market prices (Level 2).
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	December 30, 2012		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(3,222,284)	$(3,441,805)	$(1,669,300)	$(1,804,831)
Commodity swap and option agreements	1,800	1,800	1,993	1,993
Foreign exchange forward agreements	(9,931)	(9,931)	(8,721)	(8,721)

10	EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil and Mexico. These pension plans generally provide benefits of stated amounts for each year of service.
The Company’s results of operations for the three month periods ended December 30, 2012 and January 1, 2012 reflect the following pension and deferred compensation benefit costs:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended
Components of net periodic pension benefit and deferred compensation benefit cost	December 30, 2012	January 1, 2012
Service cost	$724	$543
Interest cost	2,363	1,926
Expected return on assets	(2,196)	(1,276)
Recognized net actuarial loss	519	23
Employee contributions	(46)	(46)
Net periodic benefit cost	$1,364	$1,170

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three month periods ended December 30, 2012 and January 1, 2012 were as follows:

	Three Months Ended
Pension and deferred compensation contributions	December 30, 2012	January 1, 2012
Contributions made during period	$607	$824

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month periods ended December 30, 2012 and January 1, 2012 were $1,151 and $576, respectively.

11	INCOME TAXES
For the three month periods ended December 30, 2012 and January 1, 2012, the Company's effective tax rates of (325)% and 68%, respectively, differ from the United States federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal of U.S. valuation allowances of $45,932 and $13,915 on deferred tax assets of the Company as a result of the HHI Business and FURminator acquisitions during the three month periods ended December 30, 2012 and January 1, 2012, respectively.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At December 30, 2012 and September 30, 2012, the Company had $5,459 and $5,877, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3,430 and $3,564, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense.
As of December 30, 2012, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

12	SEGMENT RESULTS
The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden Business; and (iv) Hardware & Home Improvement.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The results of the HHI Business operations since December 17, 2012 are included in the Company's Condensed Consolidated Statement of Operations (Unaudited). The financial results are reported as a separate business segment, Hardware & Home Improvement.
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
All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.
Segment information for the three month periods ended December 30, 2012 and January 1, 2012 is as follows:

	Three Months Ended
	December 30, 2012	January 1, 2012
Net sales from external customers
Global Batteries & Appliances	$666,011	$689,181
Global Pet Supplies	139,763	134,938
Home and Garden Business	30,512	24,652
Hardware & Home Improvement	33,982	—
Total segments	$870,268	$848,771

	Three Months Ended
	December 30, 2012	January 1, 2012
Segment profit (loss)
Global Batteries & Appliances	$95,378	$98,206
Global Pet Supplies	15,941	16,060
Home and Garden Business	(4,261)	(5,919)
Hardware & Home Improvement	(3,210)	—
Total segments	103,848	108,347
Corporate expense	8,268	9,326
Acquisition and integration related charges	20,812	7,600
Restructuring and related charges	6,588	7,725
Interest expense	69,887	41,123
Other expense, net	1,562	2,193
(Loss) income from continuing operations before income taxes	$(3,269)	$40,380

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	December 30, 2012	September 30, 2012
Segment total assets
Global Batteries & Appliances	$2,273,392	$2,243,472
Global Pet Supplies	967,400	956,043
Home and Garden Business	532,590	508,083
Hardware & Home Improvement	1,663,712	—
Total segment assets	5,437,094	3,707,598
Corporate	82,472	44,051
Total assets at period end	$5,519,566	$3,751,649

13	RESTRUCTURING AND RELATED CHARGES
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
The following table summarizes restructuring and related charges incurred by segment for the three month periods ended December 30, 2012 and January 1, 2012:

	Three Months Ended
	December 30, 2012	January 1, 2012
Cost of goods sold:
Global Batteries & Appliances	$366	$3,020
Global Pet Supplies	720	1,585
Total restructuring and related charges in cost of goods sold	1,086	4,605
Operating expenses:
Global Batteries & Appliances	956	877
Global Pet Supplies	4,230	1,290
Home and Garden Business	183	344
Corporate	133	609
Total restructuring and related charges in operating expenses	5,502	3,120
Total restructuring and related charges	$6,588	$7,725

Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $98,000.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company recorded $6,471 and $7,129 of pretax restructuring and related charges during the three month periods ended December 30, 2012 and January 1, 2012, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during the three month period ended December 30, 2012:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2012	$3,252	$1,095	$4,347
Provisions	3,813	103	3,916
Cash expenditures	(1,484)	(303)	(1,787)
Non-cash items	26	28	54
Accrual balance at December 30, 2012	$5,607	$923	$6,530
Expensed as incurred (A)	$185	$2,370	$2,555
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the three month period ended December 30, 2012, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the three month period ended December 30, 2012	$1,337	$4,951	$183	$—	$6,471
Restructuring and related charges since initiative inception	$22,146	$41,949	$17,803	$7,591	$89,489
Total future restructuring and related charges expected	$1,392	$5,520	$1,342	$—	$8,254

In connection with other restructuring efforts, the Company recorded $117 and $596 of pretax restructuring and related charges during the three month periods ended December 30, 2012, and January 1, 2012, respectively.

14	COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $5,301, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

HHI Business
On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. The following table summarizes the preliminary consideration paid for the HHI Business:

Negotiated sales price, excluding TLM Taiwan	$1,300,000
Preliminary working capital and other adjustments	(10,638)
Preliminary purchase price	$1,289,362

The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. Customers of the HHI Business include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.
A portion of the Hardware Acquisition consisting of the purchase of certain assets of TLM Taiwan has not yet closed. The Company paid Stanley Black & Decker the negotiated sales price of $100,000 on December 17, 2012, which is being held in escrow until the close of the TLM Taiwan acquisition. This payment was made in conjunction with the close of the HHI Business acquisition and is classified within Prepaid expenses and other in the Condensed Consolidated Statements of Financial Position (Unaudited).
The results of the HHI Business operations since December 17, 2012 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited) and are reported within the Hardware & Home Improvement segment.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business have been recognized in the Condensed Consolidated Statement of Financial Position based upon their preliminary values at December 17, 2012, as set forth below. The excess of the purchase price over the preliminary net tangible and intangible assets was recorded as goodwill, the majority of which is not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material affect on the Company's estimated reversal of its consolidated U.S. valuation allowances recognized during the three month period ended December 30, 2012. See Note 11, "Income Taxes," for further information. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business is as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Cash	$17,406
Other current assets	325,112
Property, plant and equipment	104,502
Intangible assets	470,000
Other assets	3,051
Total assets acquired	$920,071
Current liabilities	174,752
Long-term liabilities	115,938
Total liabilities assumed	$290,690
Total identifiable net assets	629,381
Non-controlling interest	(2,235)
Goodwill	662,216
Total identifiable net assets	$1,289,362

Preliminary Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the assets and liabilities of the HHI Business at December 17, 2012. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

•
Inventories-An adjustment of $31,500 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•
Property, plant and equipment, net-An adjustment of $8,892 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of the Company's property, plant and equipment was based on the cost approach.

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $470,000 as of December 17, 2012. A summary of the significant key inputs is as follows:

•
The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The customer relationships were valued at $74,000 under this approach and will be amortized over 20 years.

•
The Company valued indefinite-lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 3% - 5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 2.5% - 5% annually with a terminal year growth rate of 2.5%. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. Trade name and trademarks were valued at $330,000 under this approach.

•
The Company valued a definite lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair values of trade name was 3.5% of expected net sales related to the respective trade name. The Company assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, Net sales for the trade name were estimated to grow at a rate of 2.5% - 5% annually. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The trade name was valued at $3,000 under this approach.

•
The Company valued a trade name license agreement using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair value of the trade name license agreement was 4% of expected Net sales related to the respective trade name. In estimating the fair value of the trade name license agreement, Net sales were estimated to grow at a rate of 2.5% - 5% annually. The Company assumed a 5 year useful life of the trade name license agreement. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The trade name license agreement was valued at $12,000 under this approach.

•
The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies ranged from 4% - 5% of expected Net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent; therefore, the expected life of these technologies was equal to the remaining legal life of the underlying patents which was 10 years. In estimating the fair value of the technologies, Net sales were estimated to grow at a rate of 2.5% - 31% annually. Income taxes were estimated at 35% and amounts were discounted using the rate of 12%. The technology assets were valued at $51,000 under this approach.

•	Deferred tax liabilities, net-An adjustment of $111,790 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Supplemental Pro Forma Information (Unaudited)
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	December 30, 2012	January 1, 2012
Net sales:
Reported Net sales	$870,268	$848,771
HHI Business adjustment	187,173	226,376
Pro forma Net sales	$1,057,441	$1,075,147

Adjusted net (loss) income:
Reported Net (loss) income (1) (2)	$(13,882)	$13,070
HHI Business adjustment	2,122	10,242
Pro forma adjusted Net (loss) income	$(11,760)	$23,312

Basic (loss) income per share:
Reported Basic loss (income) per share	$(0.26)	$0.25
HHI Business adjustment	0.04	0.20
Pro forma Basic (loss) income per share	$(0.22)	$0.45

Diluted (loss) income per share (3):
Reported Diluted (loss) income per share	$(0.26)	$0.25
HHI Business adjustment	0.04	0.19
Pro forma Diluted (loss) income per share	$(0.22)	$0.44

(1)
Included in Reported Net (loss) income for the three months ended December 30, 2012, is a $45,932 income tax benefit recorded as a result of the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 11, “Income Taxes.”

(2)
Included in Reported Net (loss) income for the three months ended December 30, 2012, is $14,612 of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

(3)	For the three months ended December 30, 2012, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.
Shaser
On November 8, 2012, the Company completed the cash acquisition of approximately 56% interest in Shaser Biosciences, Inc. ("Shaser"). Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.
The following table summarizes the preliminary consideration paid for Shaser:

Negotiated sales price	$50,000
Preliminary working capital adjustment	(423)
Preliminary purchase price	$49,577
The purchase agreement provides the Company with an option, exercisable solely at the Company's discretion, to acquire the remaining 44% interest of Shaser (the "Call Option"). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to 1.0x trailing revenues or 7.0x adjusted trailing EBITDA, as defined, for calendar year ended December 31, 2016.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

As of December 30, 2012, the Company has paid approximately half of the negotiated sales price to the seller. The remaining purchase consideration is payable no later than April 2, 2013.
The results of Shaser’s operations since November 8, 2012 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Batteries & Appliances segment.

Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Shaser acquisition have been measured at their fair values at November 8, 2012 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which is not expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to the preliminary valuation, amounts for income taxes including deferred tax accounts, uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, certain legal matters and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Shaser are as follows:

Cash	$870
Intangible asset	35,500
Other assets	2,679
Total assets acquired	$39,049
Total liabilities assumed	14,398
Total identifiable net assets	24,651
Non-controlling interest	(38,954)
Goodwill	63,880
Total identifiable net assets	$49,577

Preliminary Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary accounting for Shaser. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Shaser. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the acquired proprietary technology assets, the non-controlling interest and the Call Option related to Shaser at November 8, 2012. A summary of the significant key inputs is as follows:

•
The Company valued the technology assets using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Shaser, related licensing agreements and the importance of the technology and profit levels, among other considerations. The royalty rate used in the determination of the fair value of the technology asset was 10.5% of expected Net sales related to the technology. The Company anticipates using the technology through the legal life of the underlying patent and therefore the expected life of the technology was equal to the remaining legal life of the underlying patent which was 13 years. In estimating the fair value of the technology, Net sales were estimated to grow at a long-term rate of 3% annually. Income taxes were estimated at 35% and amounts were discounted using the rate of 11%. The technology asset was valued at approximately $35,500 under this approach.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

•
The Company valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction approach. In estimating the fair value of the non-controlling interest, key assumption include (i) cash flow projections based on market participant data and estimates by Company management, with Net sales estimated to grow at a terminal growth rate of 3% annually, income taxes estimated at 35%, and amounts discounted using a rate of 12%, (ii) financial multiples of companies deemed to be similar to Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $38,954 under this approach.

•
The Company, in connection with valuing the non-controlling interest in Shaser, also valued the Call Option. In addition to the valuation methods and key assumptions discussed above, the Company compared the forecasted revenue and EBITDA multiples, as defined, associated with the Call Option to current guideline companies. The Call Option was determined to have an immaterial value under this approach.

16 NEW ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income
In June 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. A deferral of provisions of the guidance requiring disclosure of the income statement location were gains and losses reclassified out of comprehensive income are located was issued in December 2011. In November 2012, the FASB issued a statement of opinion to clarify their position on the reclassification disclosures, allowing disclosure of reclassification adjustments on the face of the comprehensive income statement or in the notes to the financial statements. The accounting guidance requiring a comprehensive income statement is now effective for the Company, however the final disclosure requirements for reclassification adjustments are not effective until the second quarter of Fiscal 2013. The Company has implemented all required disclosures except the deferred reclassification provisions which will be implemented in the second quarter of Fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company. Spectrum Brands, Inc. (“Spectrum Brands”), is a wholly owned subsidiary of SB Holdings. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SB Holdings and its subsidiaries.
On December 17, 2012, we acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). A portion of the Hardware Acquisition has not yet closed, consisting of the purchase of certain assets of Tung Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.
Business Overview
We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We also design, market and distribute a broad range of branded small household appliances and personal care products. Our manufacturing and product development facilities are located in the United States ("U.S."), Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.
With the addition of the HHI Business, we design, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retailers and homebuilders. The HHI Business has sales offices and distribution centers in the U.S., Canada, Mexico and Asia.
We sell our products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, the previously mentioned HHI Business brands and various other brands.
Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement, which consists of the recently acquired HHI Business.
Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of the recently acquired HHI Business (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.
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

Results of Operations
Fiscal Quarter Ended December 30, 2012 Compared to Fiscal Quarter Ended January 1, 2012
In this Quarterly Report on Form 10-Q we refer to the three month period ended December 30, 2012 as the “Fiscal 2013 Quarter,” and the three month period ended January 1, 2012 as the “Fiscal 2012 Quarter.”

Net Sales. Net sales for the Fiscal 2013 Quarter increased $21 million to $870 million from $849 million in the Fiscal 2012 Quarter, a 3% increase. The following table details the principal components of the change in net sales from the Fiscal 2012 Quarter to the Fiscal 2013 Quarter (in millions):

Net Sales
Fiscal 2012 Quarter Net Sales	$849
Addition of hardware and home improvement products	34
Increase in consumer batteries	7
Increase in pet supplies	6
Increase in home and garden control products	5
Increase in electric personal care products	1
Decrease in electric shaving and grooming products	(2)
Decrease in small appliances	(24)
Foreign currency impact, net	(6)
Fiscal 2013 Quarter Net Sales	$870

Consolidated net sales by product line for the Fiscal 2013 Quarter and the Fiscal 2012 Quarter are as follows (in millions):

	Fiscal Quarter
	2013	2012
Product line net sales
Consumer batteries	$271	$268
Small appliances	220	243
Pet supplies	140	135
Electric shaving and grooming products	93	96
Electric personal care products	82	82
Home and garden control products	30	25
Hardware and home improvement products	34	—
Total net sales to external customers	$870	$849

Global consumer battery sales increased $3 million, or 1%, during the Fiscal 2013 Quarter versus the Fiscal 2012 Quarter. Excluding the impact of negative foreign exchange of $4 million, global consumer battery sales increased $7 million, or 3%. The growth of global consumer battery sales on a constant currency basis was driven by new customer listings and promotions, geographic expansion in Eastern Europe and increased portable lighting sales driven by severe weather in the U.S.

Small appliance sales decreased $23 million, or 9%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by decreased North American and Latin American sales of $26 million and $3 million, respectively, partially offset by increased European sales of $5 million. Foreign exchange positively impacted small appliances sales by $1 million. Decreased North American sales were attributable to the exit of low margin products, which drove an overall increase in profitability as a percentage of net sales for the product line. Latin American sales decreases were driven by a reduction in sales to customers who export to Venezuela in response to increased challenges to obtain U.S. dollar payments for goods and the timing of holiday shipments. European sales increases were attributable to market growth and promotional activities in the United Kingdom, increased online sales and regional expansion in Eastern and Western Europe.
Pet supply sales increased $5 million, or 4%, during the Fiscal 2013 Quarter, led by increases in companion animal sales of $7 million, tempered by decreased aquatics sales of $1 million and $1 million in negative foreign currency impacts. Gains in companion animal sales were due to the FURminator acquisition and growth in the Dingo brand. The slight decline in aquatics sales resulted from decreased aquatic nutrition and water care sales in Europe, offset by increased aquarium starter kits and systems sales in both North America and Europe.
Home and garden control product sales increased $5 million, or 24%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, primarily attributable to increased household insect control sales of $4 million, resulting from retail distribution gains with existing customers and the Black Flag acquisition. Lawn and garden control sales increased $1 million driven by distribution gains and retail replenishment following strong retail sales in the fourth quarter of the fiscal year ended September 30, 2012 ("Fiscal 2012").
Electric personal care sales were flat in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, as increased sales of $2 million in Europe were offset by a $1 million decrease in sales in Latin America and $1 million of negative foreign exchange impacts. The gains in Europe were driven by successful promotional activities related to new product launches and customer gains. The Latin American sales decrease was attributable to decreased sales to customers exporting to Venezuela following increased challenges to obtain U.S. dollar payments for goods.
During the Fiscal 2013 Quarter, electric shaving and grooming product sales decreased $3 million, or 4%, driven by a $4 million decrease in North American sales, tempered by a $2 million increase in European sales. Foreign exchange negatively impacted electric shaving and grooming sales by $1 million. The declines in North American sales were due to labor disruptions at U.S. ports of entry during the peak holiday period, the exit of certain product lines, an overall decrease in the product category and decreased retail space available for promotions. European sales gains were driven by successful new product launches, promotions and customer gains.
Hardware and home improvement sales were $34 million during the Fiscal 2013 Quarter, reflecting the results of the HHI Business that we acquired on December 17, 2012.
Gross Profit. Gross profit for the Fiscal 2013 Quarter was $288 million versus $284 million for the Fiscal 2012 Quarter. Our gross profit margin for the Fiscal 2013 Quarter decreased to 33.1% from 33.5% in the Fiscal 2012 Quarter. The HHI Business contributed $4 million in Gross profit. The decrease in gross profit margin was driven by increased cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in our small appliances category.
Operating Expense. Operating expenses for the Fiscal 2013 Quarter totaled $220 million versus $200 million for the Fiscal 2012 Quarter, representing an increase of $20 million. The increase in operating expenses during the Fiscal 2013 Quarter is primarily attributable to a $13 million increase in Acquisition and integration related charges in conjunction with the acquisition of the HHI Business and a $3 million increase in Restructuring and related charges, offset by decreased stock compensation expense of $1 million and positive foreign exchange impacts of $2 million. The HHI Business contributed $7 million in Operating expenses.
See “Acquisition and Integration Related Charges” below, as well as Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges," to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Acquisition and integration related charges.

Segment Results. As discussed above, we manage our business in four reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) our Home and Garden Business; and (iv) Hardware & Home Improvement.
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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted EBIT and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2013 Quarter and the Fiscal 2012 Quarter:

Fiscal 2013 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$92	$10	$(4)	$(3)	$(108)	$(13)
Income tax expense	—	—	—	—	11	11
Interest expense	—	—	—	—	70	70
Restructuring and related charges	1	5	—	—		6
Acquisition and integration related charges	1	1	—	—	19	21
HHI Business inventory fair value adjustment	—	—	—	5	—	5
Adjusted EBIT	$94	$16	$(4)	$2	$(8)	$100
Depreciation and amortization (b)	17	7	3	1	3	31
Adjusted EBITDA	$111	$23	$(1)	$3	$(5)	$131

Fiscal 2012 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$90	$13	$(6)	$(84)	$13
Income tax expense	—	—	—	27	27
Interest expense	—	—	—	41	41
Restructuring and related charges	4	3	—	1	8
Acquisition and integration related charges	3	—	—	5	8
Adjusted EBIT	$97	$16	$(6)	$(10)	$97
Depreciation and amortization (b)	15	6	3	4	28
Adjusted EBITDA	$112	$22	$(3)	$(6)	$125
  ______________________________

(a)
It is our policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter
	2013	2012
	(in millions)
Net sales to external customers	$666	$689
Segment profit	$95	$98
Segment profit as a % of net sales	14.3%	14.3%
Segment Adjusted EBITDA	$111	$112
Assets as of December 30, 2012 and September 30, 2012	$2,273	$2,243

Segment net sales to external customers in the Fiscal 2013 Quarter decreased $23 million to $666 million from $689 million during the Fiscal 2012 Quarter, a 3% decrease, driven by a decrease in small appliances sales in the Fiscal 2013 Quarter of $23 million. Geographically, North American and Latin American small appliance sales decreased by $26 million and $3 million, respectively, partially offset by a $5 million increase in European small appliance sales and positive foreign exchange impacts of $1 million. The decrease in North American sales resulted from management initiatives to exit low margin products, driving an overall increase in profitability as a percentage of net sales for the product line, whereas the decreased sales in Latin America were attributable to a reduction in sales to customers which export to Venezuela in response to increased challenges to obtain U.S. dollar payment for goods and the timing of holiday shipments. Gains in European small appliances sales were driven by market growth and promotional activities in the United Kingdom, increased online sales and regional expansion in Eastern and Western Europe. Global consumer battery sales increased $3 million in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by new customer listings and promotions, geographic expansion in Eastern Europe and increased portable lighting sales attributable to severe weather in the U.S. Foreign exchange negatively impacted consumer battery sales by $4 million. Electric shaving and grooming sales decreased $2 million, driven by a decrease of $4 million in North America primarily due to port disruptions during the peak holiday period, the exit of certain product lines and an overall decrease in the product category. These sales decreases were tempered by a $2 million increase in electric shaving and grooming sales in Europe due to successful new product launches, promotions and customer gains. Foreign exchange negatively impacted electric shaving and grooming sales by $1 million. Electric personal care sales were unchanged in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter.

Segment profitability in the Fiscal 2013 Quarter decreased to $95 million from $98 million in the Fiscal 2012 Quarter. Segment profitability as a percentage of net sales was unchanged at 14.3% in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter. The decrease in segment profit was primarily attributable to unfavorable product mix and pricing pressures in the U.S., which offset an improvement in segment profitability as a percentage of net sales driven by the exit of low margin products in the small appliances category
Segment Adjusted EBITDA in the Fiscal 2013 Quarter decreased slightly to $111 million from $112 million, due to the factors discussed above for the decrease in segment profit.
Segment assets at December 30, 2012 increased to $2,273 million from $2,243 million at September 30, 2012. The increase is primarily due to the acquisition of Shaser, tempered by changes in working capital. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting during fiscal 2009 and acquisitions, increased to $1,354 million at December 30, 2012 from $1,261 million at September 30, 2012, primarily due to the acquisition of Shaser.
Global Pet Supplies

	Fiscal Quarter
	2013	2012
	(in millions)
Net sales to external customers	$140	$135
Segment profit	$16	$16
Segment profit as a % of net sales	11.4%	11.9%
Segment Adjusted EBITDA	$23	$22
Assets as of December 30, 2012 and September 30, 2012	$967	$956

Segment net sales to external customers in the Fiscal 2013 Quarter increased to $140 million compared to $135 million in the Fiscal 2012 Quarter, driven by increased companion animal sales of $7 million, tempered by a $1 million decrease in aquatics sales. Foreign exchange negatively impacted pet supplies sales by $1 million. Companion animal sales increases resulted from the FURminator acquisition and growth in the Dingo brand in Europe. In aquatic sales, stronger aquarium starter kit and systems sales in both North America and Europe, were more than offset by lower decreased aquatic nutrition and water care sales in Europe, leading to a slight decline in global aquatics sales.
Segment profit remained constant in the Fiscal 2013 Quarter at $16 million compared to the Fiscal 2012 Quarter. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter decreased to 11.4%, from 11.9% in the same period last year. The decrease in segment profitability as a percentage of sales is attributable to increased cost of goods sold resulting from unfavorable manufacturing variances driven by plant shutdowns during the fourth quarter of our fiscal year ended September 30, 2012 ("Fiscal 2012").
Segment Adjusted EBITDA in the Fiscal 2013 Quarter increased $1 million, to $23 million. The increase in Adjusted EBITDA in the Fiscal 2013 Quarter was driven be increased sales tempered by the increase in cost of goods sold discussed above.
Segment assets at December 30, 2012 increased to $967 million from $956 million at September 30, 2013. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during fiscal 2009 and acquisitions, decreased slightly to $713 million at December 30, 2012 from $715 million at September 30, 2012.

Home and Garden Business

	Fiscal Quarter
	2013	2012
	(in millions)
Net sales to external customers	$30	$25
Segment profit	$(4)	$(6)
Segment profit as a % of net sales	(14.0)%	(24.0)%
Segment Adjusted EBITDA	$(1)	$(3)
Assets as of December 30, 2012 and September 30, 2012	$533	$508

Segment net sales to external customers increased $5 million, or 24%, during the Fiscal 2013 Quarter, to $30 million, compared to $25 million in the Fiscal 2012 Quarter. Household insect control sales and lawn and garden control sales increased $4 million and $1 million, respectively, in the Fiscal 2013 Quarter driven by retail distribution gains and the Black Flag acquisition.
The first quarter of our fiscal year is generally a period of internal inventory building in advance of the Home and Garden Business segment's major selling season, typically in the spring and summer months. First quarter net sales for the Home and Garden Business segment are typically less than 10-percent of full-year net sales.
Segment profitability in the Fiscal 2013 Quarter improved $2 million, to a $(4) million loss, from a $(6) million loss in the Fiscal 2012 Quarter driven by the increase in sales for the Fiscal 2013 Quarter. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter improved to (14.0)%, from (24.0)% in the same period last year. This improvement in segment profitability was driven by favorable product mix, cost improvements and operating expense management.

Segment Adjusted EBITDA was a loss of $(1) million in the Fiscal 2013 Quarter, an increase of $2 million compared to segment Adjusted EBITDA of a $(3) million loss in the Fiscal 2012 Quarter. The increase in segment Adjusted EBITDA is attributable to the same factors that led to the increase in segment profit discussed above.
Segment assets at December 30, 2012 increased to $533 million from $508 million at September 30, 2012. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during fiscal 2009 and acquisitions, decreased to $431 million at December 30, 2012, from $433 million at September 30, 2013, driven by amortization of intangible assets. The increase in segment assets was driven by a normal seasonal increase in inventory in preparation for our major selling season.

Hardware & Home Improvement

Fiscal Quarter
2013

Net sales to external customers	$34
Segment profit	$(3)
Segment profit as a % of net sales	(8.8)%
Segment Adjusted EBITDA	$3
Assets as of December 30, 2012 and September 30, 2012	$1,664

Results of the HHI Business, reported as a separate business segment, Hardware & Home Improvement, relate to operations from the acquisition date, December 17, 2012, through the end of the Fiscal 2013 Quarter.
Segment net sales to external customers were $34 million during the Fiscal 2013 Quarter.
Segment loss in the Fiscal 2013 Quarter was $(3) million. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter was (8.8)%.
Segment Adjusted EBITDA was $3 million in the Fiscal 2013 Quarter.
Segment assets at December 30, 2012 were $1,664 million. Goodwill and intangible assets were $1,132 million at December 30, 2012.
See Note 15, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the HHI Business acquisition.
Corporate Expense. Our corporate expense was $8 million in the Fiscal 2013 Quarter compared to $9 million in the Fiscal 2012 Quarter. This decrease is primarily attributable to a $1 million decrease in stock based compensation expense. Corporate expense as a percentage of consolidated net sales for the Fiscal 2013 Quarter decreased to 1.0% versus 1.1% for the Fiscal 2012 Quarter.
Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.
We incurred $21 million of Acquisition and integration related charges during the Fiscal 2013 Quarter in connection with the acquisitions of the HHI Business, Shaser, Russell Hobbs, Black Flag and FURminator, which consisted of $16 million of legal and professional fees and $5 million of integration costs. We incurred $8 million of Acquisition and integration related charges during the Fiscal 2012 Quarter in connection with the acquisitions of Russell Hobbs, Black Flag and FURminator, which consisted of the following: (i) $4 million of legal and professional fees; (ii) $1 million of employee termination charges; and (iii) $3 million of integration costs.

Restructuring and Related Charges. See Note 13, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding our restructuring and related charges.

Interest Expense. Interest expense in the Fiscal 2013 Quarter was $70 million compared to $41 million in the Fiscal 2012 Quarter. The increase in interest expense in the Fiscal 2013 Quarter of $29 million is primarily due to costs incurred related to the financing of the acquisition of the HHI Business. Expenses related to the financing included: (i) $13 million of cash costs related to bridge financing commitments; (ii) $6 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2 million of cash costs related to a fee on the Term Loan incurred prior to the closing of the transaction; (iv) $3 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Income Taxes. For the Fiscal 2013 Quarter and the Fiscal 2012 Quarter, the Company's effective tax rates of (325)% and 68% differ from the United States federal statutory rate of 35% principally due to: (i) losses in the United States and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal in the Fiscal 2013 Quarter of U.S. valuation allowances of $46 million on deferred tax assets as a result of the acquisition of the HHI Business and the reversal in the Fiscal 2012 Quarter of U.S. valuation allowances of $14 million on deferred tax assets as a result of the Furminator acquisition. Additionally, in the Fiscal 2013 Quarter, the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
In light of our plans to voluntarily pay down our U.S. debt, fund U.S. acquisitions and our ongoing U.S. operational cash flow requirements, subsequent to October 1, 2011, we are not treating current earnings as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For our fiscal year ending September 30, 2013 ("Fiscal 2013"), we project less than $4 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.
As a result of the purchase of the HHI Business, we reversed $46 million of U.S. valuation allowances during the Fiscal 2013 Quarter. The reversal was attributable to a preliminary estimate of $46 million of net deferred tax liabilities recorded on the HHI opening balance sheets in purchase accounting that offset other U.S. net deferred tax assets. The determination of the final fair values associated with the assets acquired and liabilities assumed in the HHI Business acquisition could result in adjustments to the deferred tax liabilities recognized and have a material effect on the final amount of our reversal of U.S. valuation allowances recognized during the Fiscal 2013 Quarter. See Note 15, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the preliminary deferred tax estimates.
As a result of the purchase of FURminator, we released $14 million of U.S. valuation allowance during the Fiscal 2012 Quarter. The release was attributable to $14 million of net deferred tax liabilities recorded on the FURminator opening balance sheet in purchase accounting that offset other U.S. net deferred tax assets.
As of December 30, 2012, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

Liquidity and Capital Resources
Operating Activities
For the Fiscal 2013 Quarter, cash used by operating activities totaled $187 million compared to cash used of $89 million during the Fiscal 2012 Quarter. The $98 million increase in cash used by operating activities was primarily due to:

•
A $70 million use of cash for working capital and other items driven by increases in accounts receivable, decreases in accounts payable and decreases in accrued expenses, partially offset by decreases in inventory;

•	Higher cash payments for interest of $24 million driven by one-time payments related to the financing of the HHI Business acquisition;

•	Higher cash payments for acquisition and integration activities of $11 million; and

•	Higher cash tax payments of $5 million.
These cash uses were partially offset by

•	Higher Adjusted EBITDA of $6 million and;

•	Lower cash payments for restructuring of $6 million.
We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2013 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL revolving credit facility (the ABL Facility"). Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.
Subsequent to October 1, 2011, we are not treating current earnings as permanently reinvested. At December 30, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2013, we expect to generate between $75 million and $100 million of foreign cash that will be repatriated for general corporate purposes.
See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.
Investing Activities
Net cash used by investing activities was $1,405 million for the Fiscal 2013 Quarter compared to $192 million for the Fiscal 2012 Quarter. The $1,213 million increase in cash used by investing activities in the Fiscal 2013 Quarter is driven by an increase in cash used for acquisitions of $1,113 million, which related to the $1,272 million purchase, net of cash acquired, of the HHI Business, and the $24 million purchase, net of cash acquired, of Shaser, versus the $139 million, net of cash acquired, purchase of FURminator and the $44 million acquisition of Black Flag in the Fiscal 2012 Quarter. The remaining $100 million increase in cash used by investing activities relates to a $100 million escrow payment for the future acquisition of TLM Taiwan, which is expected to close on or before March 31, 2013.
Financing Activities
Debt Financing
At December 30, 2012 we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) ; (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); (v) 6.75% unsecured notes (the “6.75% Notes”); and (vi) a $400 million ABL Facility.
At December 30, 2012, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $799 million under the Term Loan, maturing June 17, 2016; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $520 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570 million under the 6.625% Notes, maturing November 15, 2022; (v) $300 million under the 6.75% Notes, maturing March 15, 2020; and (vi) $32 million under the ABL Facility, expiring May 24, 2017.
At December 30, 2012, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").
From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.
See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Interest Payments and Fees

In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $219 million in the aggregate. This includes interest under our 9.5% Notes of approximately $90 million, interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million, interest under our 6.75% Notes of approximately $20 million and interest under our ABL Facility of $1 million. Based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at December 30, 2012, this also includes interest under our Term Loan of approximately $37 million. Interest on our debt is payable in cash. Interest on the 9.5% Notes, the 6.375% Notes, the 6.625% Notes and the 6.75% Notes are payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities
During the Fiscal 2013 Quarter, we granted 574 thousand shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $26 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for Fiscal 2012.
Critical Accounting Policies and Critical Accounting Estimates
Our Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q, have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors
We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposures.
A discussion of our accounting policies for derivative financial instruments is included in Note 8, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.
Interest Rate Risk
We have bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At December 30, 2012, there were no outstanding interest rate derivative instruments.
Foreign Exchange Risk
We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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
At December 30, 2012, there were no outstanding interest rate derivative instruments.
At December 30, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $31 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $23 million.
At December 30, 2012, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be an immaterial loss.

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

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 21, 2012 (our “Form 10-K”), as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additions and modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related to the Acquisition of the HHI Business
Significant costs have been incurred in connection with the consummation of the HHI Business acquisition and are expected to be incurred in connection with the integration of Spectrum and the HHI Business into a combined company, including legal, accounting, financial advisory and other costs.
We expect to incur one-time costs of approximately $15 million in connection with integrating the operations, products and personnel of Spectrum and the residential hardware and home improvement business (the "HHI Business") acquired from Stanley Black & Decker, Inc. ("Stanley Black & Decker") into a combined company, in addition to costs related directly to completing the HHI Business acquisition described below. These costs may include costs for:
• employee redeployment, relocation or severance;
• integration of information systems;
• combination of research and development teams and processes; and
• reorganization or closures of facilities.
In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of the HHI Business, which cannot be estimated accurately at this time. We expect to incur approximately $90 million of transaction fees and other costs related to the consummation of the HHI Business acquisition and related financing. Additional unanticipated costs may yet be incurred as we integrate our business with the HHI Business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of the HHI Business, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. In addition, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that we will achieve such benefits.
We may not realize the anticipated benefits of the HHI Business acquisition and may become responsible for certain liabilities.
The HHI Business acquisition involves the integration of two companies that have previously operated independently. The integration of our operations with those of the HHI Business is expected to result in financial and operational benefits, including increased revenues and cost savings. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, we and the HHI Business have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on our business.
We have assumed certain potential liabilities relating to the HHI Business. To the extent we have not identified such liabilities or to the extent the indemnifications obtained from Stanley Black & Decker are insufficient to cover known liabilities, these liabilities could have a material adverse effect on our business.
Integrating our business and the HHI Business may divert our management’s attention away from operations.

Successful integration of our and the HHI Business’ operations, products and personnel may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial conditions and operating results.
If Stanley Black & Decker is unable to acquire all the outstanding interests of TLM Taiwan, we will not be able to acquire the TLM Residential Business.
A portion of the Hardware Acquisition has not yet closed, consisting of the purchase of certain assets of Tung Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets (the "TLM Residential Business"). Such closing is subject to certain additional conditions, including among others, customary closing conditions, some of which are out of Spectrum Brands' control. There is no guarantee that these conditions will be satisfied or that the acquisition of the TLM Residential Business will be consummated.
We will supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the HHI Business acquisition. Our provision of products and services under these agreements will require us to dedicate resources of the HHI Business and the TLM Residential Business and may result in liabilities to us.
Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business and the TLM Residential Business that we will be acquiring or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the HHI Business acquisition at facilities operated by the HHI Business and the TLM Residential Business and maintained by us pursuant to certain specifications. We and Stanley Black & Decker will enter into supply agreements (each, a ‘‘Supply Agreement’’), whereby we will provide Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This will require us to dedicate resources of the HHI Business and the TLM Residential Business towards the provision of these products and services and may result in liabilities to us. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the HHI Business acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.
As a result of the HHI Business acquisition, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the HHI Business acquisition, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business after consummation of the HHI Business acquisition. In addition, we currently do not maintain ‘‘key person’’ insurance covering any member of our management team.
General customer uncertainty related to the HHI Business acquisition could harm us.
Our customers may, in response to the consummation of the HHI Business acquisition, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.
We only have the right to use certain Stanley Black & Decker trademarks, brand names and logos for a limited period of time. If we fail to establish in a timely manner a new, independently recognized brand name with a strong reputation, our revenue and profitability could decline.
In connection with our acquisition of the HHI Business, we received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing our products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted us the right to use the ‘‘Stanley’’ and ‘‘Black & Decker’’ marks and logos, and certain other marks and logos, for up to five years after the completion of the HHI Business acquisition in connection with certain products and services. When our right to use the Stanley Black & Decker trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.
We will rely on Stanley Black & Decker and its subsidiaries to provide us with certain key services for our business pursuant to the terms of certain transition services agreements for limited transition periods. If Stanley Black & Decker and its subsidiaries fail to perform their obligations under these agreements or if we do not find equivalent replacement services, we may be unable to provide these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us, or at all.

Certain key services are currently provided to the HHI Business and the TLM Residential Business by Stanley Black & Decker and its subsidiaries, including services related to treasury, accounting and financial information, risk management, payroll, sourcing, sales and support, information technology, and employee benefit plans. We and Stanley Black & Decker have entered into a Transition Services Agreement (the ‘‘Transition Services Agreement’’), whereby Stanley Black & Decker and its subsidiaries will provide the HHI Business and the TLM Residential Business with certain of these key services for an initial transition period of generally six months, though the initial transition period of certain services is longer, and the provision of each service may be extended at an increased cost to us. In some cases, such services will be provided on a more limited basis than the HHI Business and the TLM Residential Business had received previously. We believe it is necessary for Stanley Black & Decker and its subsidiaries to provide these services to the HHI Business and the TLM Residential Business to facilitate the efficient operation of our business as we go through the transition and integration process. Once the transition periods specified in the Transition Services Agreements have expired, or if Stanley Black & Decker and its subsidiaries fail to perform their obligations under the Transition Services Agreements, we will be required to extend the provision of services under such agreements at an increased cost to us, to provide these services ourselves or to obtain substitute arrangements with third parties. After the applicable transition period, we may be unable to provide these services internally because of financial or other constraints or be unable to implement substitute arrangements on a timely and cost-effective basis on terms that are favorable to us, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2013 Quarter, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.	Exhibits

Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2013

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1
Acquisition Agreement, dated as of October 8, 2012 between Spectrum Brands, Inc. and Stanley Black & Decker, Inc. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.'s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012).

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

Exhibit 4.1
Indenture governing the 2020 Notes and the 2022 Notes, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2012).

Exhibit 10.1
Registration Rights Agreement, dated as of November 16, 2012 by and among Spectrum Brands Escrow Corp. and the investors listed on the signature pages thereto, with respect to the 2020 Notes and the 2022 Notes (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2012).

Exhibit 10.2
Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

Exhibit 10.3	Separation Agreement dated December 28, 2012 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2012).

Exhibit 10.4
Credit Agreement dated December 17, 2012, among Spectrum Brands, Inc., Spectrum Brands Canada, Inc., SB/RH Holdings, LLC, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc and Barclays Bank PLC, as joint bookrunners and joint lead arrangers, Barclays Bank PLC, as syndication agent, and Jefferies Group, Inc., Suntrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as co-documentation agents.*

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