Form 10-Q
period 2013-03-31
Spectrum Brands Holdings, Inc.
filed 2013-05-09
CIK 1487730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 7, 2013, was 52,140,943.

SPECTRUM BRANDS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED March 31, 2013
INDEX

		Page
	Part I—Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Financial Position (Unaudited) as of March 31, 2013 and September 30, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended March 31, 2013 and April 1, 2012	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended March 31, 2013 and April 1, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended March 31, 2013 and April 1, 2012	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

	Part II—Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

Signatures		48

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
March 31, 2013 and September 30, 2012
(Unaudited)
(Amounts in thousands, except per share figures)

	March 31, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$77,478	$157,961
Receivables:
Trade accounts receivable, net of allowances of $28,546 and $21,870, respectively	479,999	335,301
Other	49,636	38,116
Inventories	705,409	452,633
Deferred income taxes	23,052	28,143
Prepaid expenses and other	160,121	49,273
Total current assets	1,495,695	1,061,427
Property, plant and equipment, net of accumulated depreciation of $166,643 and $139,994, respectively	316,312	214,017
Deferred charges and other	29,324	27,711
Goodwill	1,433,967	694,245
Intangible assets, net	2,170,652	1,714,929
Debt issuance costs	74,761	39,320
Total assets	$5,520,711	$3,751,649
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$29,451	$16,414
Accounts payable	389,589	325,023
Accrued liabilities:
Wages and benefits	58,466	82,119
Income taxes payable	27,896	30,272
Accrued interest	61,485	30,473
Other	141,265	126,330
Total current liabilities	708,152	610,631
Long-term debt, net of current maturities	3,229,424	1,652,886
Employee benefit obligations, net of current portion	99,588	89,994
Deferred income taxes	509,019	377,465
Other	32,390	31,578
Total liabilities	4,578,573	2,762,554
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 53,411 and 52,799 shares, respectively; outstanding 52,095 and 51,483 shares	534	528
Additional paid-in capital	1,393,797	1,399,261
Accumulated deficit	(408,676)	(340,647)
Accumulated other comprehensive loss	(50,208)	(33,435)
	935,447	1,025,707
Less treasury stock, at cost, 1,316 shares	(36,612)	(36,612)
Total shareholders' equity	898,835	989,095
Non-controlling interest	43,303	—
Total equity	942,138	989,095
Total liabilities and equity	$5,520,711	$3,751,649
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
For the three and six month periods ended March 31, 2013 and April 1, 2012
(Unaudited)
(Amounts in thousands, except per share figures)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2013	2012	2013	2012
Net sales	$987,756	$746,285	$1,858,024	$1,595,056
Cost of goods sold	662,253	484,594	1,243,279	1,044,734
Restructuring and related charges	2,599	1,660	3,685	6,265
Gross profit	322,904	260,031	611,060	544,057
Selling	171,022	129,912	299,783	261,671
General and administrative	70,428	56,547	127,158	107,163
Research and development	11,860	7,958	20,031	15,193
Acquisition and integration related charges	11,999	7,751	32,811	15,351
Restructuring and related charges	5,304	2,609	10,806	5,729
Total operating expenses	270,613	204,777	490,589	405,107
Operating income	52,291	55,254	120,471	138,950
Interest expense	60,355	69,273	130,242	110,396
Other expense (income), net	3,766	(2,192)	5,328	1
(Loss) income from continuing operations before income taxes	(11,830)	(11,827)	(15,099)	28,553
Income tax expense	29,146	16,833	39,759	44,143
Net loss	(40,976)	(28,660)	(54,858)	(15,590)
Less: Net income (loss) attributable to non-controlling interest	256	—	(187)	—
Net loss attributable to controlling interest	$(41,232)	$(28,660)	$(54,671)	$(15,590)
Basic earnings per share:
Weighted average shares of common stock outstanding	52,082	51,512	51,920	51,831
Net loss per share attributable to controlling interest	$(0.79)	$(0.56)	$(1.05)	$(0.30)
Diluted earnings per share:
Weighted average shares and equivalents outstanding	52,082	51,512	51,920	51,831
Net loss per share attributable to controlling interest	$(0.79)	$(0.56)	$(1.05)	$(0.30)
Cash dividends declared per common share	$0.25	$—	$0.25	$—
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six month periods ended March 31, 2013 and April 1, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2013	2012	2013	2012
Net loss	$(40,976)	$(28,660)	$(54,858)	$(15,590)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(20,423)	18,539	(17,555)	3,610
Unrealized gain (loss) on derivative instruments	832	(1,226)	1,078	895
Defined benefit pension (loss) gain	(150)	199	(296)	502
Other comprehensive income (loss), net of tax	(19,741)	17,512	(16,773)	5,007
Comprehensive loss	(60,717)	(11,148)	(71,631)	(10,583)
Less: Comprehensive income (loss) attributable to non-controlling interest	256	—	(187)	—
Comprehensive loss attributable to controlling interest	$(60,973)	$(11,148)	$(71,444)	$(10,583)
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 31, 2013 and April 1, 2012
(Unaudited)
(Amounts in thousands)

	SIX MONTHS ENDED
	2013	2012
Cash flows from operating activities:
Net loss	$(54,858)	$(15,590)
Adjustments to reconcile net loss to net cash used by operating activities, net of effects of acquisitions:
Depreciation	26,297	18,896
Amortization of intangibles	37,157	30,449
Amortization of unearned restricted stock compensation	14,759	11,281
Amortization of debt issuance costs	4,086	3,446
Non-cash increase to cost of goods sold from sale of HHI Business acquisition inventory	31,000	—
Write off unamortized discount / (premium) on retired debt	885	(466)
Write off of debt issuance costs	4,600	2,563
Other non-cash adjustments	9,641	1,340
Net changes in assets and liabilities	(271,385)	(200,798)
Net cash used by operating activities	(197,818)	(148,879)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,671)	(18,590)
Acquisition of Shaser, net of cash acquired	(23,919)	—
Acquisition of the HHI Business, net of cash acquired	(1,266,120)	—
Acquisition of Black Flag	—	(43,750)
Acquisition of FURminator, net of cash acquired	—	(139,390)
Escrow payment - TLM Taiwan acquisition	(100,000)	—
Other investing activities	32	(1,963)
Net cash used by investing activities	(1,410,678)	(203,693)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	792,000	—
Proceeds from issuance of 6.375% Notes	520,000	—
Proceeds from issuance of 6.625% Notes	570,000	—
Proceeds from issuance of 6.75% Notes	—	300,000
Payment of 12% Notes, including tender and call premium	—	(270,431)
Proceeds from issuance of 9.5% Notes, including premium	—	217,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(372,172)	(2,727)
Debt issuance costs	(44,163)	(9,941)
Other debt financing, net	4,125	11,866
Reduction of other debt	(1,486)	(1,371)
ABL revolving credit facility, net	76,500	50,000
Cash dividends paid	(14,042)	—
Treasury stock purchases	—	(30,836)
Other financing activities	—	(954)
Net cash provided by financing activities	1,530,762	262,606
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(1,836)	—
Effect of exchange rate changes on cash and cash equivalents	(913)	(671)
Net decrease in cash and cash equivalents	(80,483)	(90,637)
Cash and cash equivalents, beginning of period	157,961	142,414
Cash and cash equivalents, end of period	$77,478	$51,777
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
On December 17, 2012, the Company acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. On April 8, 2013, the Company completed the Hardware Acquisition, which included the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions.”
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
These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 31, 2013, the results of operations for the three and six month periods ended March 31, 2013 and April 1, 2012, the

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

comprehensive income (loss) for the three and six month periods ended March 31, 2013 and April 1, 2012 and the cash flows for the six month periods ended March 31, 2013 and April 1, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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
Shipping and Handling Costs: The Company incurred shipping and handling costs of $66,031 and $116,027 for the three and six month periods ended March 31, 2013, respectively, and $49,266 and $99,586 for the three and six month periods ended April 1, 2012, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.
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
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 16% and 19% of the Company’s Net sales during the three and six month periods ended March 31, 2013, respectively, and 21% and 23% of the Company’s Net sales during the three and six month periods ended April 1, 2012, respectively. This customer also represented approximately 9% and 13% of the Company’s Trade accounts receivable, net at March 31, 2013 and September 30, 2012, respectively.
Approximately 37% and 44% of the Company’s Net sales during the three and six month periods ended March 31, 2013, respectively, and 42% and 46% of the Company’s Net sales during the three and six month periods ended April 1, 2012, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and six month periods ended March 31, 2013 was $11,515 and $14,759, respectively. Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and six month periods ended April 1, 2012 was $6,897 and $11,281, respectively.
The Company granted approximately 62 and 636 restricted stock units during the three and six month periods ended March 31, 2013, respectively. Of these grants, 22 restricted stock units are time-based and vest over a one year period. Of the remaining 614 restricted stock units, 90 are performance-based and vest over a one year period and 524 are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $28,642.
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
The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the six months ended March 31, 2013 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Non-vested restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	636	45.03	28,642
Forfeited	(266)	28.99	(7,712)
Vested	(1,005)	28.31	(28,449)
Non-vested restricted stock units at March 31, 2013	1,296	$36.58	$47,412

At March 31, 2013 and September 30, 2012, the Company had 13 restricted stock awards outstanding with a weighted average grant date fair value of $28.00 per share and a total fair value at grant date of $364.
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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company during the three and six month periods ended March 31, 2013 and April 1, 2012:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Russell Hobbs
Integration costs	$880	$2,785	$1,935	$5,193
Employee termination charges	152	1,907	259	2,516
Legal and professional fees	11	309	90	921
Russell Hobbs Acquisition and integration related charges	$1,043	$5,001	$2,284	$8,630
HHI Business
Legal and professional fees	6,488	—	20,986	—
Integration costs	3,563	—	3,677	—
Employee termination charges	90	—	90	—
HHI Business Acquisition and integration related charges	$10,141	$—	$24,753	$—

Shaser	153	—	4,373	—
FURminator	562	2,114	1,233	4,599
Black Flag	11	532	39	1,817
Other	89	104	129	305
Total Acquisition and integration related charges	$11,999	$7,751	$32,811	$15,351

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

3	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three and six month periods ended March 31, 2013 and April 1, 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 8, “Derivative Financial Instruments.”
The components of Other comprehensive income (loss), net of tax, for the three and six month periods ended March 31, 2013 and April 1, 2012 are as follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Foreign Currency Translation Adjustments:
Gross change before reclassification adjustment	$(20,423)	$18,539	$(17,555)	$3,610
Net reclassification adjustment for (gains) losses included in earnings	—	—	—	—
Gross change after reclassification adjustment	(20,423)	18,539	(17,555)	3,610
Deferred tax effect	—	—	—	—
Deferred tax valuation allowance	—	—	—	—
Other Comprehensive (Loss) Income	$(20,423)	$18,539	$(17,555)	$3,610

Unrealized Gains (Losses) on Derivative Instruments:
Gross change before reclassification adjustment	$1,498	$(3,232)	$1,415	$(2,819)
Net reclassification adjustment for (gains) losses included in earnings	(16)	1,121	427	3,523
Gross change after reclassification adjustment	1,482	(2,111)	1,842	704
Deferred tax effect	(1,079)	1,410	(1,129)	413
Deferred tax valuation allowance	429	(525)	365	(222)
Other Comprehensive Income (Loss)	$832	$(1,226)	$1,078	$895

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$(901)	$(6)	$(1,590)	$323
Net reclassification adjustment for losses included in Cost of goods sold	327	152	654	167
Net reclassification adjustment for losses included in Selling expenses	41	19	81	21
Net reclassification adjustment for losses included in General and administrative expenses	152	71	304	77
Gross change after reclassification adjustment	(381)	236	(551)	588
Deferred tax effect	219	(8)	243	(57)
Deferred tax valuation allowance	12	(29)	12	(29)
Other Comprehensive (Loss) Income	$(150)	$199	$(296)	$502

Total Other Comprehensive (Loss) Income, net of tax	$(19,741)	$17,512	$(16,773)	$5,007

4	NET LOSS PER COMMON SHARE
Net loss per common share of the Company for the three and six month periods ended March 31, 2013 and April 1, 2012 is calculated based upon the following number of shares:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Basic	52,082	51,512	51,920	51,831
Effect of common stock equivalents	—	—	—	—
Diluted	52,082	51,512	51,920	51,831

For the three and six month periods ended March 31, 2013 and April 1, 2012, the Company has not assumed any dilution associated with outstanding common stock equivalents as the impact would be antidilutive due to the loss reported.

5	INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	March 31, 2013	September 30, 2012
Raw materials	$112,106	$58,515
Work-in-process	51,598	23,434
Finished goods	541,705	370,684
	$705,409	$452,633

6	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Hardware & Home Improvement	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	65,618	682,285	—	—	747,903
Effect of translation	(2,918)	(4,163)	(1,100)	—	(8,181)
Balance at March 31, 2013	$331,256	$678,122	$236,832	$187,757	$1,433,967
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	330,000	—	—	330,000
Effect of translation	(6,140)	272	(668)	—	(6,536)
Balance at March 31, 2013	$539,286	$330,272	$211,474	$83,500	$1,164,532
Intangible Assets Subject to Amortization
Balance at September 30, 2012, net	$447,112	—	$264,622	$162,127	$873,861
Additions	32,800	140,000	—	—	172,800
Amortization during period	(17,826)	(3,911)	(10,682)	(4,738)	(37,157)
Effect of translation	(2,049)	(156)	(1,179)	—	(3,384)
Balance at March 31, 2013, net	$460,037	$135,933	$252,761	$157,389	$1,006,120
Total Intangible Assets, net at March 31, 2013	$999,323	$466,205	$464,235	$240,889	$2,170,652

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting during fiscal 2009. The

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

useful lives of the Company’s intangible assets subject to amortization are 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 8 to 9 years for technology assets related to the Hardware & Home Improvement segment, 4 to 9 years for technology assets related to the Global Pet Supplies segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Hardware & Home Improvement segment, Home and Garden Business and Global Pet Supplies segments, 1 to 12 years for trade names within the Global Batteries & Appliances segment, 5 to 8 years for trade names within the Hardware & Home Improvement segment and 3 years for a trade name within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	March 31, 2013	September 30, 2012
Technology Assets Subject to Amortization:
Gross balance	$174,724	$90,924
Accumulated amortization	(30,308)	(22,768)
Carrying value, net	$144,416	$68,156
Trade Names Subject to Amortization:
Gross balance	$170,575	$150,829
Accumulated amortization	(36,931)	(28,347)
Carrying value, net	$133,644	$122,482
Customer Relationships Subject to Amortization:
Gross balance	$864,550	$796,235
Accumulated amortization	(136,490)	(113,012)
Carrying value, net	$728,060	$683,223
Total Intangible Assets, net Subject to Amortization	$1,006,120	$873,861

Amortization expense for the three and six month periods ended March 31, 2013 and April 1, 2012 is as follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Proprietary technology amortization	$4,435	$2,412	$7,539	$4,310
Trade names amortization	4,303	3,140	7,898	6,279
Customer relationships amortization	11,295	10,269	21,720	19,860
	$20,033	$15,821	$37,157	$30,449

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $78,500 per year.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

7	DEBT
Debt consists of the following:

	March 31, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
Term Loan, due December 17, 2019	$795,007	4.6%	$—	—%
Former term loan facility	—	—	370,175	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	950,000	9.5%
6.375% Notes, due November 15, 2020	520,000	6.4%	—	—%
6.625% Notes, due November 15, 2022	570,000	6.6%	—	—%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	76,500	2.8%	—	4.3%
Other notes and obligations	21,936	10.6%	18,059	10.9%
Capitalized lease obligations	29,666	6.3%	26,683	6.2%
	$3,263,109		$1,664,917
Original issuance premiums (discounts) on debt	(4,234)		4,383
Less: current maturities	29,451		16,414
Long-term debt	$3,229,424		$1,652,886
Term Loan
On December 17, 2012, Spectrum Brands entered into a senior term loan facility, maturing December 17, 2019, which provides borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the "Term Loan") in connection with the acquisition of the HHI Business. A portion of the Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the former term loan facility totaling $5,485 as an adjustment to interest expense during the six month period ended March 31, 2013.
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
In connection with the issuance of the Term Loan, the Company recorded $379 and $19,127 of fees during the three and six month periods ended March 31, 2013, respectively, of which $16,706 is classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2,421 reflected as an increase to interest expense during the six month period ended March 31, 2013.
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

The Company recorded $43 and $12,903 of fees in connection with the offering of the 6.375% Notes during the three and six month periods ended March 31, 2013, respectively, and $43 and $14,123 of fees in connection with the offering of the 6.625% Notes during the three and six month periods ended March 31, 2013, respectively. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.
ABL Facility
On December 17, 2012 the Company exercised its option to increase its asset based lending revolving credit facility (the "ABL Facility") from $300,000 to $400,000 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $323 of fees during the six month period ended March 31, 2013. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
On March 28, 2013, the Company amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, the Company incurred $108 of fees during the three and six month periods ended March 31, 2013. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
As a result of borrowings and payments under the ABL Facility, at March 31, 2013, the Company had aggregate borrowing availability of approximately $238,389, net of lender reserves of $8,732 and outstanding letters of credit of $26,312.

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
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		March 31, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$61	$985
Commodity contracts	Deferred charges and other	68	1,017
Foreign exchange contracts	Receivables—Other	2,981	1,194
Foreign exchange contracts	Deferred charges and other	147	—
Total asset derivatives designated as hedging instruments under ASC 815		3,257	3,196
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	107	41
Total asset derivatives		$3,364	$3,237

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		March 31, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$680	$9
Commodity contracts	Other long-term liabilities	67	—
Foreign exchange contracts	Accounts payable	681	3,063
Foreign exchange contracts	Other long-term liabilities	63	—
Total liability derivatives designated as hedging instruments under ASC 815		$1,491	$3,072
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	3,234	3,967
Foreign exchange contracts	Other long-term liabilities	808	2,926
Total liability derivatives		$5,533	$9,965

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
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended March 31, 2013, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,186)	Cost of goods sold	$195	Cost of goods sold	$(36)
Foreign exchange contracts	168	Net sales	219	Net sales	—
Foreign exchange contracts	3,516	Cost of goods sold	(398)	Cost of goods sold	—
Total	$1,498		$16		$(36)

 The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended March 31, 2013, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,418)	Cost of goods sold	$98	Cost of goods sold	$(82)
Foreign exchange contracts	666	Net sales	340	Net sales	—
Foreign exchange contracts	3,167	Cost of goods sold	(865)	Cost of goods sold	—
Total	$1,415		$(427)		$(82)

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

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended March 31, 2013 and April 1, 2012, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012
Foreign exchange contracts	1,788	(3,452)	Other expense (income), net
During the six month periods ended March 31, 2013 and April 1, 2012, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012
Foreign exchange contracts	(2,311)	3,793	Other expense (income), net

Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $13 and $46 at March 31, 2013 and September 30, 2012, respectively.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At March 31, 2013 and September 30, 2012, the Company had posted cash collateral of $450 and $50, respectively, related to such liability positions. In addition, at March 31, 2013 and September 30, 2012, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Derivative Financial Instruments
Cash Flow Hedges
When appropriate, the Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At March 31, 2013, the Company did not have any interest rate swaps outstanding.
The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At March 31, 2013, the Company had a series of foreign exchange derivative contracts outstanding through June 2014 with a contract value of $147,027. The derivative net gain on these contracts recorded in AOCI by the Company at March 31, 2013 was $1,797, net of tax expense of $587. At March 31, 2013, the portion of derivative net gain estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,829, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 31, 2013, the Company had a series of such swap contracts outstanding through September 2014 for 10 tons with a contract value of $19,887. The derivative net loss on these contracts recorded in AOCI by the Company at March 31, 2013 was $503, net of tax benefit of $79. At March 31, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $502, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 31, 2013 and September 30, 2012, the Company had $132,206 and $172,581, respectively, of notional value for such foreign exchange derivative contracts outstanding.

9	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s net derivative portfolio as of March 31, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of March 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets, net	$—	$—	$—	$—
Liabilities:
Commodity contracts, net	$—	$(618)	$—	$(618)
Foreign exchange contracts, net	—	(1,551)	—	(1,551)
Total Liabilities, net	$—	$(2,169)	$—	$(2,169)

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company’s net derivative portfolio as of September 30, 2012, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$1,993	$—	$1,993
Total Assets, net	$—	$1,993	$—	$1,993
Liabilities:
Foreign exchange contracts, net	$—	$(8,721)	$—	$(8,721)
Total Liabilities, net	$—	$(8,721)	$—	$(8,721)

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
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	March 31, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(3,258,875)	$(3,500,810)	$(1,669,300)	$(1,804,831)
Commodity swap and option agreements	(618)	(618)	1,993	1,993
Foreign exchange forward agreements	(1,551)	(1,551)	(8,721)	(8,721)

10	EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil and Mexico. These pension plans generally provide benefits of stated amounts for each year of service.
The Company’s results of operations for the three and six month periods ended March 31, 2013 and April 1, 2012 reflect the following pension and deferred compensation benefit costs:

	Three Months Ended		Six Months Ended
Components of net periodic pension benefit and deferred compensation benefit cost	2013	2012	2013	2012
Service cost	$825	$578	$1,549	$1,122
Interest cost	2,464	2,552	4,827	4,478
Expected return on assets	(2,196)	(2,051)	(4,392)	(3,327)
Recognized net actuarial loss	520	242	1,039	265
Employee contributions	(46)	(46)	(92)	(92)
Net periodic benefit cost	$1,567	$1,275	$2,931	$2,446

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and six month periods ended March 31, 2013 and April 1, 2012 were as follows:

	Three Months Ended		Six Months Ended
Pension and deferred compensation contributions	2013	2012	2013	2012
Contributions made during period	$1,095	$1,655	$1,702	$2,479

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 31, 2013 were $1,635 and $2,814, respectively. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 1, 2012 were $573 and $1,149, respectively.

11	INCOME TAXES
The Company's effective tax rates for the three and six month periods ended March 31, 2013 were (246)% and (263)%, respectively. The Company's effective tax rates for the three and six month periods ended April 1, 2012 were (142)% and 155%, respectively. The Company's effective tax rates differ from the United States federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal of U.S. valuation allowances of $3,359 and $49,291 as a result of the HHI Business acquisition during the three and six months ended March 31, 2013, respectively, and $13,915 on deferred tax assets of the Company as a result of the FURminator acquisition during the six month period ended April 1, 2012.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At March 31, 2013 and September 30, 2012, the Company had $9,521 and $5,877, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3,767 and $3,564, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the financial statements as part of income tax expense.
As of March 31, 2013, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Net sales and Cost of goods sold from transactions with other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

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
All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.
Segment information for the three and six month periods ended March 31, 2013 and April 1, 2012 is as follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Net sales from external customers
Consumer batteries	$199,747	$205,061	$470,728	$473,080
Small appliances	154,647	159,428	374,707	402,489
Electric shaving and grooming	53,309	55,796	146,236	152,119
Electric personal care	60,929	59,784	142,972	141,561
Global Batteries & Appliances	468,632	480,069	1,134,643	1,169,249
Global Pet Supplies	160,436	156,529	300,199	291,467
Home and Garden Business	102,011	109,687	132,523	134,340
Hardware & Home Improvement	256,677	—	290,659	—
Total segments	$987,756	$746,285	$1,858,024	$1,595,056

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Segment profit
Global Batteries & Appliances	$41,415	$40,427	$136,792	$138,632
Global Pet Supplies	20,332	19,248	36,273	35,309
Home and Garden Business	20,792	22,204	16,531	16,285
Hardware & Home Improvement	6,730	—	3,520	—
Total segments	89,269	81,879	193,116	190,226
Corporate expense	17,076	14,605	25,343	23,931
Acquisition and integration related charges	11,999	7,751	32,811	15,351
Restructuring and related charges	7,903	4,269	14,491	11,994
Interest expense	60,355	69,273	130,242	110,396
Other expense (income), net	3,766	(2,192)	5,328	1
(Loss) income from continuing operations before income taxes	$(11,830)	$(11,827)	$(15,099)	$28,553

On February 8, 2013, the Venezuelan government announced the formal devaluation of its currency, the Bolivar fuerte, relative to the U.S. dollar. As Venezuela continues to be considered a highly inflationary economy, the functional currency of the Company's Venezuelan subsidiary is the U.S. dollar. Therefore, the Company remeasured the local statement of financial position of its Venezuela entity as of February 8, 2013 to reflect the impact of the devaluation to the official exchange rate from 4.3 to 6.3 Bolivar fuerte per U.S. dollar. The effect of the devaluation of the Bolivar fuerte was recorded in other expense

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

(income), net and resulted in a $1,953 reduction to the Company's operating income during the three and six month periods ended March 31, 2013.

	March 31, 2013	September 30, 2012
Segment total assets
Global Batteries & Appliances	$2,249,400	$2,243,472
Global Pet Supplies	959,685	956,043
Home and Garden Business	539,207	508,083
Hardware & Home Improvement	1,697,604	—
Total segment assets	5,445,896	3,707,598
Corporate	74,815	44,051
Total assets at period end	$5,520,711	$3,751,649

13	RESTRUCTURING AND RELATED CHARGES
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
The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended March 31, 2013 and April 1, 2012:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Cost of goods sold:
Global Batteries & Appliances	$449	$454	$814	$3,474
Hardware & Home Improvement	1,128	—	1,128	—
Global Pet Supplies	1,022	1,206	1,743	2,791
Total restructuring and related charges in cost of goods sold	2,599	1,660	3,685	6,265
Operating expenses:
Global Batteries & Appliances	1,400	767	2,355	1,644
Hardware & Home Improvement	1,553	—	1,553	—
Global Pet Supplies	2,105	1,103	6,336	2,393
Home and Garden Business	183	627	367	971
Corporate	63	112	195	721
Total restructuring and related charges in operating expenses	5,304	2,609	10,806	5,729
Total restructuring and related charges	$7,903	$4,269	$14,491	$11,994
Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $100,900.
The Company recorded $5,176 and $11,647 of pretax restructuring and related charges during the three and six month periods ended March 31, 2013, respectively, and $4,173 and $11,302 of pretax restructuring and related charges during the three and six month periods ended April 1, 2012, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during the six month period ended March 31, 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2012	$3,252	$1,095	$4,347
Provisions	4,527	230	4,757
Cash expenditures	(2,702)	(603)	(3,305)
Non-cash items	31	20	51
Accrual balance at March 31, 2013	$5,108	$742	$5,850
Expensed as incurred (A)	$667	$6,223	$6,890
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the six month period ended March 31, 2013, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the six month period ended March 31, 2013	$3,201	$8,079	$367	$—	$11,647
Restructuring and related charges since initiative inception	$24,010	$45,077	$17,987	$7,591	$94,665
Total future restructuring and related charges expected	$1,587	$3,410	$1,175	$—	$6,172

The Company recorded $2,681 of restructuring and related charges during the three and six month periods ended March 31, 2013, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.
In connection with other restructuring efforts, the Company recorded $46 and $163 of pretax restructuring and related charges during the three and six month periods ended March 31, 2013, respectively, and $96 and $692 of pretax restructuring and related charges during the three and six month periods ended April 1, 2012, respectively.

14	COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $5,250, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
A portion of the Hardware Acquisition consisting of the purchase of certain assets of TLM Taiwan closed on April 8, 2013. The Company paid Stanley Black & Decker the negotiated sales price of $100,000 on December 17, 2012, which was held in escrow until the close of the TLM Taiwan acquisition. This payment was made in conjunction with the close of the HHI Business acquisition and is classified within Prepaid expenses and other in the Condensed Consolidated Statements of Financial Position (Unaudited).
The results of the HHI Business operations since December 17, 2012 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited) and are reported within the Hardware & Home Improvement segment.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business have been recognized in the Condensed Consolidated Statement of Financial Position based upon their preliminary values at December 17, 2012, as set forth below. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Company's existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on the Company's estimated reversal of its consolidated U.S. valuation allowances recognized during the measurement period. See Note 11, "Income Taxes," for further information. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Preliminary Valuation December 30, 2012	Adjustments / reclassifications	Preliminary Valuation March 31, 2013
Cash	$17,406	$5,836	$23,242
Accounts receivable	104,641	4,378	109,019
Inventory	207,160	(2,393)	204,767
Prepaid expenses and other	13,311	(4,161)	9,150
Property, plant and equipment	104,502	(5,166)	99,336
Intangible assets	470,000	—	470,000
Other long-term assets	3,051	—	3,051
Total assets acquired	$920,071	$(1,506)	$918,565
Accounts payable	130,140	7,967	138,107
Deferred tax liability - current	7,081	(32)	7,049
Accrued liabilities	37,530	(615)	36,915
Deferred tax liability - long-term	104,708	11,177	115,885
Other long-term liabilities	11,231	(2,168)	9,063
Total liabilities assumed	$290,690	$16,329	$307,019
Total identifiable net assets	629,381	(17,835)	611,546
Non-controlling interest	(2,235)	(2,234)	(4,469)
Goodwill	662,216	20,069	682,285
Total net assets	$1,289,362	$—	$1,289,362

During the three month period ended March 31, 2013, the Company recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $20,069.  The preliminary goodwill increased $11,177 as a result of recording certain state and foreign valuation allowances against deferred tax assets, $5,166 resulting from a reduction in certain property, plant and equipment asset values and $2,393 from a reduction in inventory asset values.  The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

Preliminary Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the assets and liabilities of the HHI Business at December 17, 2012. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

•
Inventories- An adjustment of $31,000 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•
Property, plant and equipment, net- An adjustment of $3,997 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of the Company's property, plant and equipment was based on the cost approach.

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

•
The Company valued indefinite-lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 3% - 5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 2.5% - 5% annually with a terminal year growth rate of 2.5%. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. Trade name and trademarks were valued at $330,000 under this approach.

•
The Company valued a definite lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair values of trade name was 3.5% of expected net sales related to the respective trade name. The Company assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, Net sales for the trade name were estimated to grow at a rate of 2.5% - 5% annually. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The trade name was valued at $3,000 under this approach.

•
The Company valued a trade name license agreement using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair value of the trade name license agreement was 4% of expected Net sales related to the respective trade name. In estimating the fair value of the trade name license agreement, Net sales were estimated to grow at a rate of 2.5% - 5% annually. The Company assumed a 5 year useful life of the trade name license agreement. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The trade name license agreement was valued at $12,000 under this approach.

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

•	Deferred tax liabilities, net- An adjustment of $122,934 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

Supplemental Pro Forma Information (Unaudited)
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	Three months		Six months
	2013	2012	2013	2012
Net sales:
Reported Net sales	$987,756	$746,285	$1,858,024	$1,595,056
HHI Business adjustment	—	232,170	191,777	463,858
Pro forma Net sales	$987,756	$978,455	$2,049,801	$2,058,914

Adjusted net (loss) income:
Reported Net loss (1) (2)	$(40,976)	$(28,660)	$(54,858)	$(15,590)
HHI Business adjustment	—	10,158	4,942	23,083
Pro forma adjusted Net (loss) income	$(40,976)	$(18,502)	$(49,916)	$7,493

Basic (loss) income per share:
Reported Basic loss income per share	$(0.79)	$(0.56)	$(1.05)	$(0.30)
HHI Business adjustment	—	0.20	0.10	0.45
Pro forma Basic (loss) income per share	$(0.79)	$(0.36)	$(0.95)	$0.15

Diluted (loss) income per share (3):
Reported Diluted loss per share	$(0.79)	$(0.56)	$(1.05)	$(0.30)
HHI Business adjustment	—	0.20	0.10	0.45
Pro forma Diluted (loss) income per share	$(0.79)	$(0.36)	$(0.95)	$0.15

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

(1)
Included in Reported Net loss for the three and six month periods ended March 31, 2013, are adjustments of $3,359 and $49,291, respectively, to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 11, “Income Taxes.”

(2)
Included in Reported Net loss for the three and six month periods ended March 31, 2013, is $10,141 and $24,753, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

(3)
For the three and six month periods ended March 31, 2013 and April 1, 2012, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.

Shaser
On November 8, 2012, the Company completed the cash acquisition of approximately a 56% interest in Shaser Biosciences, Inc. ("Shaser"). Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.
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
As of March 31, 2013, the Company has paid approximately half of the negotiated sales price to the seller. The remaining purchase consideration was paid on April 2, 2013.
The results of Shaser’s operations since November 8, 2012 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Batteries & Appliances segment.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Preliminary Valuation of Assets and Liabilities
The assets acquired and liabilities assumed in the Shaser acquisition have been measured at their fair values at November 8, 2012 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is not expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for income taxes including deferred tax accounts, uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, certain legal matters and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Shaser, including a reconciliation to the preliminary valuation reported as of December 30, 2012, are as follows:

	Preliminary Valuation December 30, 2012	Adjustments / reclassifications	Preliminary Valuation March 31, 2013
Cash	$870	$—	$870
Intangible asset	35,500	(2,700)	32,800
Other assets	2,679	—	2,679
Total assets acquired	$39,049	$(2,700)	$36,349
Total liabilities assumed	14,398	(962)	13,436
Total identifiable net assets	24,651	(1,738)	22,913
Non-controlling interest	(38,954)	—	(38,954)
Goodwill	63,880	1,738	65,618
Total identifiable net assets	$49,577	$—	$49,577

During the three month period ended March 31, 2013, the Company recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $1,738.  Goodwill increased as a result of further information to support a key valuation factor that impacted the valuation of the technology asset acquired.  This revised information was provided by Shaser during the period. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

Preliminary Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary purchase accounting for Shaser. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Shaser. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the acquired proprietary technology assets, the non-controlling interest and the Call Option related to Shaser at November 8, 2012. A summary of the significant key inputs is as follows:

•
The Company valued the technology assets using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

on consideration of several factors, including prior transactions of Shaser, related licensing agreements and the importance of the technology and profit levels, among other considerations. The royalty rate used in the determination of the fair value of the technology asset was 10.5% of expected Net sales related to the technology. The Company anticipates using the technology through the legal life of the underlying patent and therefore the expected life of the technology was equal to the remaining legal life of the underlying patent which was 13 years. In estimating the fair value of the technology, Net sales were estimated to grow at a long-term rate of 3% annually. Income taxes were estimated at 35% and amounts were discounted using the rate of 11%. The technology asset was valued at approximately $32,800 under this approach.

•
The Company valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction approach. In estimating the fair value of the non-controlling interest, key assumptions include (i) cash flow projections based on market participant data and estimates by Company management, with Net sales estimated to grow at a terminal growth rate of 3% annually, income taxes estimated at 35%, and amounts discounted using a rate of 12%, (ii) financial multiples of companies deemed to be similar to Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $38,954 under this approach.

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

16 SUBSEQUENT EVENTS

ASC 855, “Subsequent Events,” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company's financial statements are issued. The Company has evaluated subsequent events through the date these financial statements were issued.
On April 8, 2013, the Company completed the $100,000 cash acquisition of certain assets of TLM Taiwan from Stanley Black & Decker, completing the final step in the Hardware Acquisition. In accordance with ASC 805, the Company will account for the acquisition by applying the acquisition method of accounting and include the fair value of acquired net assets within the Company's Hardware & Home Improvement segment. The Company is in process of preparing the preliminary purchase price allocation of TLM Taiwan.

17 NEW ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The guidance requiring disclosure of the income statement location where gains and losses reclassified out of comprehensive income are included was deferred in December 2011. In November 2012, the FASB clarified its position on the reclassification disclosures, allowing disclosure of reclassification adjustments on the face of the comprehensive income statement or in the notes to the financial statements. The accounting guidance requiring a comprehensive income statement is now effective for the Company. The Company has implemented all required disclosures.

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
On December 17, 2012, we acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). On April 8, 2013, we completed the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.
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
With the addition of the HHI Business, we design, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retailers and homebuilders. The HHI Business has sales offices, manufacturing facilities and distribution centers in the U.S., Canada, Mexico and Asia.
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

Results of Operations
Fiscal Quarter and Fiscal Six Months Ended March 31, 2013 Compared to Fiscal Quarter and Fiscal Six Months Ended April 1, 2012
In this Quarterly Report on Form 10-Q we refer to the three month period ended March 31, 2013 as the “Fiscal 2013 Quarter,” the six month period ended March 31, 2013 as the “Fiscal 2013 Six Months,” the three month period ended April 1, 2012 as the “Fiscal 2012 Quarter,” and the six month period ended April 1, 2012 as the “Fiscal 2012 Six Months.”

Net Sales. Net sales for the Fiscal 2013 Quarter increased $242 million to $988 million from $746 million in the Fiscal 2012 Quarter, a 32% increase. The following table details the principal components of the change in net sales from the Fiscal 2012 Quarter to the Fiscal 2013 Quarter (in millions):

Net Sales
Fiscal 2012 Quarter Net Sales	$746
Addition of hardware and home improvement products	257
Increase in pet supplies	5
Increase in electric personal care products	1
Decrease in electric shaving and grooming products	(3)
Decrease in consumer batteries	(3)
Decrease in small appliances	(4)
Decrease in home and garden control products	(8)
Foreign currency impact, net	(3)
Fiscal 2013 Quarter Net Sales	$988

Net sales for the Fiscal 2013 Six Months increased $263 million to $1,858 million from $1,595 million in the Fiscal 2012 Six Months, a 16% increase. The following table details the principal components of the change in net sales from the Fiscal 2012 Six Months to the Fiscal 2013 Six Months (in millions):

Net Sales
Fiscal 2012 Six Months Net Sales	$1,595
Addition of hardware and home improvement products	290
Increase in pet supplies	11
Increase in consumer batteries	4
Increase in electric personal care products	2
Decrease in home and garden control products	(1)
Decrease in electric shaving and grooming products	(5)
Decrease in small appliances	(28)
Foreign currency impact, net	(10)
Fiscal 2013 Six Months Net Sales	$1,858

 Consolidated net sales by product line for the Fiscal 2013 Quarter, the Fiscal 2012 Quarter, the Fiscal 2013 Six Months and the Fiscal 2012 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
Product line net sales
Consumer batteries	$200	$205	$471	$473
Small appliances	155	159	375	403
Pet supplies	160	156	300	291
Home and garden control products	102	110	133	134
Electric personal care products	61	60	143	142
Electric shaving and grooming products	53	56	146	152
Hardware and home improvement products	257	—	290	—
Total net sales to external customers	$988	$746	$1,858	$1,595

Global consumer battery sales decreased $5 million, or 2%, during the Fiscal 2013 Quarter versus the Fiscal 2012 Quarter. Excluding the negative foreign exchange impacts of $2 million, global consumer battery sales decreased $3 million, or 1%. The decline in global consumer battery sales on a constant currency basis was driven by inventory management at key vendors, tempered by new customer listings and promotions, expanded placements at a key customer and successful new product launches. Global consumer battery sales decreased $2 million, or less than 1%, during the Fiscal 2013 Six Months compared to the Fiscal 2012 Six Months. Excluding the impact of negative foreign exchange of $6 million, global consumer battery sales increased $4 million, or 1%. The constant currency increase in global consumer battery sales was primarily attributable to new customer listings and promotions, geographic expansion in Eastern Europe and increased portable lighting sales due to successful new product offerings and severe weather in the U.S., tempered by the inventory management at key venders discussed above for the Fiscal 2013 Quarter.
Small appliance sales decreased $4 million, or 3%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by decreased North American sales of $10 million, partially offset by increased European and Latin American sales of $6 million and $1 million, respectively. Foreign exchange negatively impacted small appliance sales by $1 million. Decreased North American sales were attributable to the exit of low margin products, which drove an overall increase in profitability as a percentage of net sales for the product line. The increase in European sales was driven by market share gains in the United Kingdom and regional expansion in both Eastern and Western Europe. Gains within Latin America were driven by increased food preparation and other home appliance sales, tempered by a reduction in sales to customers who export to Venezuela in response to increased challenges to obtain U.S. dollar payments for goods. Small appliances sales decreased $28 million, or 7%, during the Fiscal 2013 Six Months versus the Fiscal 2012 Six Months, primarily attributable to declines in North American and Latin American sales of $36 million and $2 million, respectively, partially offset by a $10 million increase in European small appliance sales. The North American and European sales fluctuations were driven by the same factors mentioned above for the Fiscal 2013 Quarter. The decline in Latin American small appliance sales was driven by the previously mentioned reduction in sales to customers who export to Venezuela.
Pet supply sales increased $4 million, or 2%, during the Fiscal 2013 Quarter, attributable to increased companion animal sales of $7 million, tempered by decreased aquatics sales of $2 million and $1 million in negative foreign currency exchange impacts. Gains in companion animal sales were driven by growth in the Dingo brand and increased litter pan sales in North America and Europe. The slight decline in aquatics sales resulted from record cold temperatures in Europe which drove down nutrition and water care product sales related to outdoor ponds, partially offset by increased aquarium starter kits and systems sales in North America. Pet supply sales increased $9 million, or 3%, during the Fiscal 2013 Six Months versus the Fiscal 2012 Six Months, primarily attributable to increased companion animal sales of $14 million, driven by the factors discussed above for the Fiscal 2013 Quarter, coupled with the inclusion of sales of FURminator for the full period, as the acquisition of FURminator was completed on December 22, 2011. Increased companion animal sales for the Fiscal 2013 Six Months were tempered by lower aquatics sales of $2 million, driven by the factors discussed above for the Fiscal 2013 Quarter. Foreign exchange negatively impacted pet supply sales in the Fiscal 2013 Six Months by $3 million.
Home and garden control product sales decreased $8 million, or 7%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by lower lawn and garden sales of $7 million and a slight decline in household insect control sales. This was the result of unseasonably cold weather in the U.S. during the Fiscal 2013 Quarter compared to near record warm weather in the U.S. during the Fiscal 2012 Quarter. Home and garden product sales decreased $1 million, or 1%, in the Fiscal 2013 Six Months versus the Fiscal 2012 Six Months, also attributable to the cold U.S. weather experienced in the Fiscal 2013 Quarter, tempered by gains in the first quarter of the fiscal year ended September 30, 2013 ("Fiscal 2013") from new retail distribution, inclusion of Black Flag sales for the full period, as the acquisition was completed on October 31, 2011, and retail replenishment following strong retail sales in the fourth quarter of the fiscal year ended September 30, 2012 ("Fiscal 2012").
Electric personal care sales increased $1 million, or 2%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter driven by increases in North America and Latin America resulting from distribution gains and successful new product launches. Electric personal care sales increased $1 million, or 1%, in the Fiscal 2013 Six Months versus the Fiscal 2012 Six Months, primarily attributable to sales increases of $1 million in both Europe and North America, tempered by $1 million negative foreign exchange impacts. The increases were driven by successful promotional activities related to new product launches and customer gains in Europe, as well as the factors described above for the Fiscal 2013 Quarter.
During the Fiscal 2013 Quarter, electric shaving and grooming product sales decreased $3 million, or 5%, driven by a $3 million decrease in North American sales, slight sales declines in Latin America and negative foreign exchange. The declines were partially offset by a $1 million increase in European sales. The declines in North American sales were due to decreased retail space available for the product category at a major retailer and the timing of shipments; whereas, European sales gains were driven by successful new product launches. Electric shaving and grooming product sales decreased $6 million, or 4%, during the Fiscal 2013 Six Months compared to the Fiscal 2012 Six Months, attributable to a $7 million decline in North American sales and $1 million of negative foreign currency impacts, partially offset by a $2 million increase in European sales. North American sales declines were driven by labor disruptions at U.S. ports of entry during the peak holiday period coupled with the factors discussed above for the Fiscal 2013 Quarter, while European sales gains were driven by successful new product launches, promotions and customer gains.
Hardware and home improvement sales were $257 million during the Fiscal 2013 Quarter and $290 million for the Fiscal 2013 Six Months, reflecting the results of the HHI Business subsequent to the acquisition on December 17, 2012.
Gross Profit. Gross profit for the Fiscal 2013 Quarter was $323 million versus $260 million for the Fiscal 2012 Quarter. Our gross profit margin for the Fiscal 2013 Quarter decreased to 32.7% from 34.8% in the Fiscal 2012 Quarter. The HHI Business contributed $64 million in Gross profit. The decrease in gross profit margin was driven by a $26 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in our small appliances category.
Gross profit for the Fiscal 2013 Six Months was $611 million versus $544 million for the Fiscal 2012 Six Months. Our gross profit margin for the Fiscal 2013 Six Months decreased to 32.9% from 34.1% in the Fiscal 2012 Six Months. The HHI Business contributed $68 million in Gross profit. The decrease in gross profit margin was driven by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in our small appliances category.
Operating Expense. Operating expenses for the Fiscal 2013 Quarter totaled $271 million compared to $205 million for the Fiscal 2012 Quarter, representing an increase of $66 million. The increase in operating expenses during the Fiscal 2013 Quarter is primarily attributable to the acquisition of the HHI Business which accounted for $58 million in operating expenses and led to a $4 million increase in Acquisition and integration related charges. Furthermore, we incurred a $3 million increase in Restructuring and related charges and an increase in stock compensation expense of $4 million, tempered by positive foreign exchange impacts of $2 million.
Operating expenses for the Fiscal 2013 Six Months totaled $491 million compared to $405 million for the Fiscal 2012 Six Months. The $86 million increase in operating expenses during the Fiscal 2013 Six Months is primarily attributable to the acquisition of the HHI Business which accounted for $65 million in operating expenses and led to a $17 million increase in Acquisition and integration related charges. Furthermore, we incurred a $5 million increase in Restructuring and related charges and an increase in stock compensation expense of $3 million, tempered by positive foreign exchange impacts of $4 million.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2013 Quarter, the Fiscal 2013 Six Months, the Fiscal 2012 Quarter and the Fiscal 2012 Six Months:

Fiscal 2013 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$34	$16	$21	$1	$(113)	$(41)
Income tax expense	—	—	—	—	29	29
Interest expense	—	—	—	—	60	60
Acquisition and integration related charges	2	—	—	3	7	12
Restructuring and related charges	2	3	—	3	—	8
HHI Business inventory fair value adjustment	—			26	—	26
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$40	$19	$21	$33	$(17)	$96
Depreciation and amortization (b)	17	8	3	8	11	47
Adjusted EBITDA	$57	$27	$24	$41	$(6)	$143

Fiscal 2013 Six Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$127	$27	$15	$(3)	$(221)	$(55)
Pre-acquisition earnings of HHI	—	—	—	30	—	30
Income tax expense	—	—	—	—	40	40
Interest expense	—	—	—	—	130	130
Acquisition and integration related charges	3	1	—	3	26	33
Restructuring and related charges	3	8	1	3	—	15
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$135	$36	$16	$64	$(25)	$226
Depreciation and amortization (b)	33	15	6	10	14	78
Adjusted EBITDA	$168	$51	$22	$74	$(11)	$304

Fiscal 2012 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$35	$15	$21	$—	$(100)	$(29)
Pre-acquisition earnings of HHI	—	—	—	37	—	37
Income tax expense	—	—	—	—	17	17
Interest expense	—	—	—	—	69	69
Restructuring and related charges	1	2	1	—	—	4
Acquisition and integration related charges	5	2	—	—	1	8
Adjusted EBIT	$41	$19	$22	$37	$(13)	$106
Depreciation and amortization (b)	16	7	3	—	7	33
Adjusted EBITDA	$57	$26	$25	$37	$(6)	$139

Fiscal 2012 Six Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$126	$28	$14	$—	$(184)	$(16)
Pre-acquisition earnings of HHI	—	—	—	78	—	78
Income tax expense	—	—	—	—	44	44
Interest expense	—	—	—	—	110	110
Restructuring and related charges	5	5	1	—	1	12
Acquisition and integration related charges	8	2	1	—	5	16
Adjusted EBIT	$139	$35	$16	$78	$(24)	$244
Depreciation and amortization (b)	31	13	6	—	11	61
Adjusted EBITDA	$170	$48	$22	$78	$(13)	$305

  ______________________________

(a)
It is our policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
	(in millions)
Net sales to external customers	$469	$480	$1,135	$1,169
Segment profit	$41	$40	$137	$139
Segment profit as a % of net sales	8.8%	8.4%	12.1%	11.9%
Segment Adjusted EBITDA	$57	$57	$168	$170
Assets as of March 31, 2013 and September 30, 2012	$2,249	$2,243	$2,249	$2,243

Segment net sales to external customers in the Fiscal 2013 Quarter decreased $11 million to $469 million from $480 million during the Fiscal 2012 Quarter, a 2% decrease. Global Batteries & Appliances sales declines were attributable to decreases of $4 million in small appliances and $3 million within each of the consumer batteries and electric shaving and grooming product categories, coupled with $3 million of negative foreign exchange impacts. The declines were partially offset by a $1 million increase in electric personal care sales. The decline in global consumer battery sales on a constant currency basis was driven by inventory management at key vendors, partially offset by new customer listings and promotions, expanded product placements at a key customer and successful new products. In small appliances, North American sales declines of $10 million more than offset gains of $6 million and $1 million in Europe and Latin America, respectively. The decrease in North American sales resulted from management initiatives to exit low margin products, driving an overall increase in profitability as a percentage of net sales for the product category. Gains in European small appliance sales were driven by market growth and promotional activities in the United Kingdom; whereas, Latin America small appliance sales gains were attributable to stronger food preparation and other home appliance sales, tempered by a reduction in sales to customers which export to Venezuela in response to increased challenges to obtain U.S. dollar payment for goods. Electric shaving and grooming sales decreased $3 million, attributable to a decrease of $3 million in North America primarily due to decreased retail space available for the product category at a major customer and the timing of shipments, coupled with slight declines in Latin America. These sales decreases were partially offset by a $1 million increase in electric shaving and grooming sales in Europe due to successful new product launches. Electric personal care sales increased $1 million in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by increases in North America and Latin America resulting from distribution gains and successful new product launches.
Segment net sales to external customers in the Fiscal 2013 Six Months decreased $34 million to $1,135 million from $1,169 million during the Fiscal 2012 Six Months, a 3% decrease, driven by a $28 million decrease in small appliance sales, a $5 million decrease in electric shaving and grooming sales and $7 million of negative foreign exchange impacts. These declines were partially offset by increases of $4 million and $2 million in consumer batteries and electric personal care sales, respectively. The decline in small appliance sales was predominately driven by North American sales declines of $36 million and sales declines in Latin America of $2 million, partially offset by European sales gains of $10 million. The decrease in North American sales and increase in European sales were driven by the same factors discussed above for the Fiscal 2013 Quarter. The sales gains discussed above for Latin American small appliance sales were more than offset in the Fiscal 2013 Six Months by the year to date reduction in sales to customers which export to Venezuela. The $5 million decrease in electric shaving and grooming sales was attributable to a $7 million decrease in North American sales driven by labor disruptions at U.S. ports of entry during the peak holiday period coupled with the factors discussed above for the Fiscal 2013 Quarter, tempered by sales gains in Europe of $2 million resulting from successful new product launches, promotions and customer gains. Electric personal care sales increased $2 million in the Fiscal 2013 Six Months compared to the Fiscal 2012 Six Months, driven by increases of $1 million in both North America and Europe resulting from successful new product launches and customer gains in Europe. Global consumer battery sales increased $4 million in the Fiscal 2013 Six Months, driven by new customer listings and promotions, geographic expansion in Eastern Europe and increased portable lighting sales as a result of successful new product offerings and severe weather in the U.S., tempered by the declines discussed above for the Fiscal 2013 Quarter.

Segment profit in the Fiscal 2013 Quarter increased to $41 million from $40 million in the Fiscal 2012 Quarter. Segment profitability as a percentage of net sales increased to 8.8% in the Fiscal 2013 Quarter compared to 8.4% in the Fiscal 2012 Quarter. The increase in segment profit and profitability as a percent of sales was driven by the exit of low margin products in the small appliances category and other cost improvements which more than offset a decrease in sales.

Segment profit in the Fiscal 2013 Six Months decreased to $137 million from $139 million in the Fiscal 2012 Six Months, primarily attributable to unfavorable product mix and pricing pressures in the U.S. Segment profitability as a percentage of net sales increased to 12.1% in the Fiscal 2013 Quarter versus 11.9% in the Fiscal 2012 Six Months, driven by the exit of low margin products in the small appliances category.
Segment Adjusted EBITDA in the Fiscal 2013 Quarter remained constant at $57 million, as the profitability gained from the exit of low margin products in the small appliances category was offset by a decrease in sales.
Segment Adjusted EBITDA in the Fiscal 2013 Six Months decreased slightly to $168 million from $170 million, due to the factors discussed above for the decrease in segment profit.
Segment assets at March 31, 2013 increased to $2,249 million from $2,243 million at September 30, 2012. The increase is primarily due to the acquisition of Shaser, tempered by changes in working capital. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting during fiscal 2009 and acquisitions, increased to $1,331 million at March 31, 2013 from $1,261 million at September 30, 2012, primarily due to the acquisition of Shaser.
Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
	(in millions)
Net sales to external customers	$160	$156	$300	$291
Segment profit	$20	$19	$36	$35
Segment profit as a % of net sales	12.7%	12.3%	12.1%	12.1%
Segment Adjusted EBITDA	$27	$26	$51	$48
Assets as of March 31, 2013 and September 30, 2012	$960	$956	$960	$956

Segment net sales to external customers in the Fiscal 2013 Quarter increased $4 million to $160 million compared to $156 million in the Fiscal 2012 Quarter, driven by increased companion animal sales of $7 million, tempered by a $2 million decrease in aquatics sales and negative foreign currency impacts of $1 million. Companion animal sales increases resulted from growth in the Dingo brand and increased litter pan sales in North America and Europe. In aquatic sales, stronger aquarium starter kit and systems sales in both North America and Europe were more than offset by lower aquatic nutrition and water care product sales related to outdoor ponds in Europe as a result of record cold weather in the region. Segment net sales to external customers in the Fiscal 2013 Six Months increased $9 million to $300 million compared to $291 million in the Fiscal 2012 Six Months led by increased companion animal sales of $14 million, due to the factors discussed above for the Fiscal 2013 Quarter, coupled with the inclusion of a full period of FURminator acquisition sales within companion animal for the Fiscal 2013 Six Months. The increase in companion animal sales was tempered by a $2 million decrease in aquatics sales and negative foreign currency impacts of $3 million. The decline in aquatics sales was also due to the factors discussed above for the Fiscal 2013 Quarter.
Segment profit increased to $20 million in the Fiscal 2013 Quarter compared to $19 million in the Fiscal 2012 Quarter, driven by increased sales. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter increased to 12.7%, from 12.3% in Fiscal 2012 Quarter, resulting from cost improvements and operating expense reductions which offset unfavorable product mix.
Segment profit increased $1 million to $36 million in the Fiscal 2013 Six Months compared to $35 million in the Fiscal 2012 Six Months. Segment profitability as a percentage of sales in the Fiscal 2013 Six Months remained constant at 12.1%, compared to the same period last year. The increase in segment profit was driven by the same factors discussed above for the Fiscal 2013 Quarter. The improved segment profitability as a percent of sales realized in the Fiscal 2013 Quarter was tempered by increased cost of goods sold during the Fiscal 2013 Six Months resulting from unfavorable manufacturing variances driven by plant shutdowns during the fourth quarter of Fiscal 2012, keeping segment profitability as a percentage of sales constant for the period.
Segment Adjusted EBITDA in the Fiscal 2013 Quarter increased $1 million, to $27 million, from $26 million in the Fiscal 2012 Quarter. Segment Adjusted EBITDA in the Fiscal 2013 Six Months increased $3 million, to $51 million from $48 million in the Fiscal 2012 Six Months. The increase in Adjusted EBITDA was driven by the factors discussed above for segment profit.
Segment assets at March 31, 2013 increased to $960 million from $956 million at September 30, 2012. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during fiscal 2009 and acquisitions, decreased slightly to $701 million at March 31, 2013 from $715 million at September 30, 2012.

Home and Garden Business

	Fiscal Quarter		Fiscal Six Months
	2013	2012	2013	2012
	(in millions)
Net sales to external customers	$102	$110	$133	$134
Segment profit	$21	$22	$17	$16
Segment profit as a % of net sales	20.4%	20.2%	12.5%	12.1%
Segment Adjusted EBITDA	$24	$25	$22	$22
Assets as of March 31, 2013 and September 30, 2012	$539	$508	$539	$508

Segment net sales to external customers decreased $8 million, or 7%, during the Fiscal 2013 Quarter, to $102 million, compared to $110 million in the Fiscal 2012 Quarter, led by lower lawn and garden control sales of $7 million coupled with a slight decline in household insect control sales, resulting from unseasonably cold weather in the U.S. during the Fiscal 2013 Quarter compared to near record warm weather in the U.S. during the Fiscal 2012 Quarter. Segment net sales to external customers decreased $1 million, or 1%, during the Fiscal 2013 Six Months, to $133 million, compared to $134 million in the Fiscal 2012 Six Months, driven by a $6 million decrease in lawn and garden sales, partially offset by a $5 million increase in household insect controls. The decrease in lawn and garden sales was driven by the factors discussed above for the Fiscal 2013 Quarter. The increase in household insect control sales is attributable to retail distribution gains and the Black Flag acquisition.
Segment profitability in the Fiscal 2013 Quarter declined $1 million, to $21 million, from $22 million in the Fiscal 2012 Quarter driven by the decrease in sales for the Fiscal 2013 Quarter. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter improved to 20.4%, from 20.2% in the same period last year. This improvement in segment profitability was driven by operating expense management.
Segment profitability in the Fiscal 2013 Six Months increased $1 million, to $17 million, from $16 million in the Fiscal 2012 Six Months. Segment profitability as a percentage of sales in the Fiscal 2013 Six Months improved to 12.5%, from 12.1% in the Fiscal 2012 Six Months. This improvement in segment profitability was driven by favorable product mix, cost improvements and operating expense management, which more than offset a slight decline in sales.
Segment Adjusted EBITDA was $24 million in the Fiscal 2013 Quarter, a decrease of $1 million compared to segment Adjusted EBITDA of $25 million in the Fiscal 2012 Quarter. The decrease in segment Adjusted EBITDA is attributable to decreased sales due to the cold weather previously discussed in the Fiscal 2013 Quarter.
Segment Adjusted EBITDA remained constant at $22 million in the Fiscal 2013 Six Months compared to segment Adjusted EBITDA in the Fiscal 2012 Six Months, as decreased sales due to the previously discussed cold weather in the Fisal 2013 Quarter were offset by cost and operating expense improvements.
Segment assets at March 31, 2013 increased to $539 million from $508 million at September 30, 2012. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during fiscal 2009 and acquisitions, decreased to $429 million at March 31, 2013, from $433 million at September 30, 2012, driven by amortization of intangible assets. The increase in segment assets was driven by a normal seasonal increases in inventory and accounts receivable in conjunction with the start of our major selling season.

Hardware & Home Improvement

	Fiscal Quarter	Fiscal Six Months
	2013	2013
	(in millions)
Net sales to external customers	$257	$290
Segment profit	$7	$4
Segment profit as a % of net sales	2.6%	1.2%
Segment Adjusted EBITDA	$41	$74
Assets as of March 31, 2013	$1,698	$1,698

Results of the HHI Business, reported as a separate business segment, Hardware & Home Improvement, relate to operations from the acquisition date, December 17, 2012, through the end of the Fiscal 2013 Quarter.
Segment net sales to external customers were $257 million and $290 million during the Fiscal 2013 Quarter and Fiscal 2013 Six Months, respectively.
Segment profit in the Fiscal 2013 Quarter and the Fiscal 2013 Six Months was $7 million and $4 million, respectively. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter and the Fiscal 2013 Six Months was 2.6% and 1.2%, respectively. Segment profit includes
Segment Adjusted EBITDA was $41 million in the Fiscal 2013 Quarter and $74 million in the Fiscal 2013 Six Months.
Segment assets at March 31, 2013 were $1,698 million. Goodwill and intangible assets were $1,144 million at March 31, 2013.
See Note 15, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the HHI Business acquisition.
Corporate Expense. Our corporate expense was $17 million in the Fiscal 2013 Quarter compared to $15 million in the Fiscal 2012 Quarter. This increase is primarily attributable to a $4 million increase in stock based compensation expense, tempered by operating expense improvements. Corporate expense as a percentage of consolidated net sales for the Fiscal 2013 Quarter decreased to 1.7% versus 2.0% for the Fiscal 2012 Quarter, driven by increased sales as a result of the HHI Business acquisition.
Our corporate expense was $25 million in the Fiscal 2013 Six Months compared to $24 million in the Fiscal 2012 Six Months. This increase is primarily attributable to a $3 million increase in stock based compensation expense, tempered by operating expense improvements. Corporate expense as a percentage of consolidated net sales for the Fiscal 2012 Six Months decreased to 1.4% versus 1.5% for the Fiscal 2012 Six Months, driven by increased sales as a result of the HHI Business acquisition.
Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, "Significant Accounting Policies - Acquisition and Integration Related Charges" for further detail regarding our Acquisition and integration related charges.

Restructuring and Related Charges. See Note 13, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding our restructuring and related charges.
Interest Expense. Interest expense in the Fiscal 2013 Quarter was $60 million compared to $69 million in the Fiscal 2012 Quarter. The $9 million decrease in interest expense in the Fiscal 2012 Quarter is primarily related to the non-recurrence of costs incurred in connection with the replacement of our 12% Notes in the Fiscal 2012 Quarter, savings related to the refinancing of the 12% Notes and other lower debt of $3 million, offset by an increase of approximately $21 million in interest expense related to additional debt financing incurred in conjunction with the acquisition of the HHI Business. Expenses related to the replacement of our 12% Notes in the Fiscal 2012 Quarter totaled $27 million and included the following: (i) $24 million of cash tender and consent payments; (ii) $1 million of cash call and prepaid interest payments; and (iii) $2 million related to the write off of unamortized debt issuance costs and premium.
Interest expense in the Fiscal 2013 Six Months was $130 million compared to $110 million in the Fiscal 2012 Six Months. The increase in interest expense in the Fiscal 2013 Six Months of $20 million is primarily due to $29 million in costs incurred related to the financing of the acquisition of the HHI Business during the first quarter of Fiscal 2013, tempered by the decrease in interest expenses discussed above for the Fiscal 2013 Quarter. Expenses related to the financing included: (i) $13 million of cash costs related to bridge financing commitments; (ii) $6 million of cash costs related to interest on the 6.375% Notes and the 6.625% Notes incurred while in escrow prior to the closing of the acquisition; (iii) $2 million of cash costs related to a fee on the Term Loan incurred prior to the closing of the transaction; (iv) $3 million related to cash costs for underwriting, legal, accounting and other fees; and (v) $5 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Income Taxes. Our effective tax rate for the Fiscal 2013 Quarter and the Fiscal 2013 Six Months were (246)% and (263)%, respectively. Our effective tax rate for the Fiscal 2012 Quarter and the Fiscal 2012 Six Months were (142)% and 155%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal in the Fiscal 2013 Six Months of U.S. valuation allowances of $49 million on deferred tax assets as a result of the acquisition of the HHI Business and the reversal in the Fiscal 2012 Six Months of U.S. valuation allowances of $14 million on deferred tax assets as a result of the FURminator acquisition. Additionally, in the Fiscal 2013 Quarter and the Fiscal 2013 Six Months, the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
In light of our plans to voluntarily pay down our U.S. debt, fund U.S. acquisitions and our ongoing U.S. operational cash flow requirements, subsequent to October 1, 2011, we are not treating current earnings as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For Fiscal 2013, we project approximately $4 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.
As a result of the purchase of the HHI Business, we reversed $49 million of U.S. valuation allowances during the Fiscal 2013 Six Months. The reversal was attributable to a preliminary estimate of $49 million of net deferred tax liabilities recorded on the HHI opening balance sheets in purchase accounting that offset other U.S. net deferred tax assets. The determination of the final fair values associated with the assets acquired and liabilities assumed in the HHI Business acquisition could result in adjustments to the deferred tax liabilities recognized and have a material effect on the final amount of our reversal of U.S. valuation allowances recognized during the Fiscal 2013 Quarter. See Note 15, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the preliminary deferred tax estimates.
As a result of the purchase of FURminator, we released $14 million of U.S. valuation allowance during the Fiscal 2012 Six Months. The release was attributable to $14 million of net deferred tax liabilities recorded on the FURminator opening balance sheet in purchase accounting that offset other U.S. net deferred tax assets.
As of March 31, 2013, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

Liquidity and Capital Resources
Operating Activities
For the Fiscal 2013 Six Months, cash used by operating activities totaled $198 million compared to cash used of $149 million during the Fiscal 2012 Six Months. The $49 million increase in cash used by operating activities was primarily due to:

•
A $76 million use of cash for working capital and other items driven by increases in accounts receivable, increases in payroll and taxes related to incentive programs, net increase from changes in other assets and liabilities, partially offset by decreases in inventory;

•	Higher cash payments for acquisition and integration activities of $15 million; and

•	Higher cash payments for interest of $13 million driven by the financing of the HHI Business acquisition;
These cash uses were partially offset by

•	Higher Adjusted EBITDA of $47 million, excluding pre-acquisition earnings of the HHI Business and;

•	Lower cash payments for restructuring of $8 million.
We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2013 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL revolving credit facility (the "ABL Facility"). Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.
Subsequent to October 1, 2011, we are not treating current earnings as permanently reinvested. At March 31, 2013, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2013, we expect to generate between $75 million and $100 million of foreign cash that will be repatriated for general corporate purposes.
See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.
Investing Activities
Net cash used by investing activities was $1,411 million for the Fiscal 2013 Six Months compared to $204 million for the Fiscal 2012 Six Months. The $1,207 million increase in cash used by investing activities in the Fiscal 2013 Six Months is driven by an increase in cash used for acquisitions of $1,107 million, which related to the $1,266 million purchase, net of cash acquired, of the HHI Business, and the $24 million purchase, net of cash acquired, of Shaser, versus the $139 million, net of cash acquired, purchase of FURminator and the $44 million acquisition of Black Flag in the Fiscal 2012 Six Months. The remaining $100 million increase in cash used by investing activities relates to a $100 million escrow payment for the future acquisition of TLM Taiwan, which closed on April 8, 2013, subsequent to our quarter ended March 31, 2013.
Financing Activities
Debt Financing
At March 31, 2013 we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) ; (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); (v) 6.75% unsecured notes (the “6.75% Notes”); and (vi) a $400 million ABL Facility.
At March 31, 2013, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $795 million under the Term Loan, maturing December 17, 2019; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $520 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570 million under the 6.625% Notes, maturing November 15, 2022; (v) $300 million under the 6.75% Notes, maturing March 15, 2020; and (vi) $77 million under the ABL Facility, expiring May 24, 2017.
At March 31, 2013, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").
From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Interest Payments and Fees
In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $220 million in the aggregate. This includes interest under our 9.5% Notes of approximately $90 million, interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million and, based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at March 31, 2013, this also includes interest under our Term Loan and ABL Facility of approximately $37 million and $2 million, respectively. Interest on our debt is payable in cash. Interest on the 9.5% Notes, the 6.375% Notes, the 6.625% Notes and the 6.75% Notes are payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities
During the Fiscal 2013 Six Months, we granted 636 thousand shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $29 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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
Interest Rate Risk
We have bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At March 31, 2013, there were no outstanding interest rate derivative instruments.

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

Commodity Price Risk
We are exposed to fluctuations in market prices for purchases of zinc used in our manufacturing processes. We use commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodity. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.
At March 31, 2013, there were no outstanding interest rate derivative instruments.
At March 31, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $26 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $24 million.
At March 31, 2013, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be an immaterial gain.

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

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 21, 2012 (our “Form 10-K”) and our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2013 (our "Form 10-Q"). Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A of our Q1 Form 10-Q.

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

Date: May 9, 2013

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

Exhibit 10.4
Credit Agreement dated December 17, 2012, among Spectrum Brands, Inc., Spectrum Brands Canada, Inc., SB/RH Holdings, LLC, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc and Barclays Bank PLC, as joint bookrunners and joint lead arrangers, Barclays Bank PLC, as syndication agent, and Jefferies Group, Inc., Suntrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as co-documentation agents (filed by incorporation by reference to Exhibit 10.4 to the Annual Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 8, 2013).

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