Form 10-Q
period 2013-12-29
Spectrum Brands Holdings, Inc.
filed 2014-02-05
CIK 1487730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-34757
_________________________________________
Spectrum Brands Holdings, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________

Delaware	27-2166630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3001 Deming Way Middleton, Wisconsin	53562
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 3, 2014, was 52,709,486.

SPECTRUM BRANDS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED December 29, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Financial Position
December 29, 2013 and September 30, 2013
(Amounts in thousands, except per share figures)

	December 29, 2013	September 30, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$131,776	$207,257
Receivables:
Trade accounts receivable, net of allowances of $37,340 and $37,376, respectively	523,956	481,313
Other	63,260	65,620
Inventories	683,312	632,923
Deferred income taxes	33,816	32,959
Prepaid expenses and other	66,871	62,833
Total current assets	1,502,991	1,482,905
Property, plant and equipment, net of accumulated depreciation of $220,747 and $203,897, respectively	435,251	412,551
Deferred charges and other	27,616	26,050
Goodwill	1,476,192	1,476,672
Intangible assets, net	2,146,428	2,163,166
Debt issuance costs	61,330	65,329
Total assets	$5,649,808	$5,626,673
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$107,908	$102,921
Accounts payable	414,624	525,519
Accrued liabilities:
Wages and benefits	73,504	82,056
Income taxes payable	40,483	32,613
Accrued interest	18,673	36,731
Other	162,622	172,530
Total current liabilities	817,814	952,370
Long-term debt, net of current maturities	3,258,361	3,115,942
Employee benefit obligations, net of current portion	92,072	96,612
Deferred income taxes	491,893	492,774
Other	27,288	28,879
Total liabilities	4,687,428	4,686,577
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 54,118 and 53,579 shares, respectively; outstanding 52,677 and 52,210 shares	541	535
Additional paid-in capital	1,395,184	1,410,738
Accumulated deficit	(394,910)	(435,911)
Accumulated other comprehensive loss	(37,390)	(38,521)
	963,425	936,841
Less treasury stock, at cost, 1,441 and 1,369 shares, respectively	(44,338)	(39,820)
Total shareholders' equity	919,087	897,021
Non-controlling interest	43,293	43,075
Total equity	962,380	940,096
Total liabilities and equity	$5,649,808	$5,626,673
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
For the three month periods ended December 29, 2013 and December 30, 2012
(Unaudited)
(Amounts in thousands, except per share figures)

	THREE MONTHS ENDED
	December 29, 2013	December 30, 2012
Net sales	$1,100,600	$870,268
Cost of goods sold	717,658	581,026
Restructuring and related charges	1,735	1,086
Gross profit	381,207	288,156
Selling	164,211	128,761
General and administrative	72,987	56,730
Research and development	10,757	8,171
Acquisition and integration related charges	5,503	20,812
Restructuring and related charges	2,757	5,502
Total operating expenses	256,215	219,976
Operating income	124,992	68,180
Interest expense	56,987	69,887
Other expense, net	845	1,562
Income (loss) from continuing operations before income taxes	67,160	(3,269)
Income tax expense	12,731	10,613
Net income (loss)	54,429	(13,882)
Less: Net income (loss) attributable to non-controlling interest	140	(443)
Net income (loss) attributable to controlling interest	$54,289	$(13,439)
Basic earnings per share:
Weighted average shares of common stock outstanding	52,411	51,758
Net income (loss) per share attributable to controlling interest	$1.04	$(0.26)
Diluted earnings per share:
Weighted average shares and equivalents outstanding	52,667	51,758
Net income (loss) per share attributable to controlling interest	$1.03	$(0.26)
Cash dividends declared per common share	$0.25	$—
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three month periods ended December 29, 2013 and December 30, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED
	December 29, 2013	December 30, 2012
Net income (loss)	$54,429	$(13,882)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(225)	2,867
Unrealized gain on derivative instruments	1,466	246
Defined benefit pension loss	(33)	(146)
Other comprehensive loss, net of tax	1,208	2,967
Comprehensive income (loss)	55,637	(10,915)
Less: Comprehensive income (loss) attributable to non-controlling interest	217	(443)
Comprehensive income (loss) attributable to controlling interest	$55,420	$(10,472)
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 29, 2013 and December 30, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED
	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income (loss)	$54,429	$(13,882)
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation	17,854	10,625
Amortization of intangibles	20,182	17,124
Amortization of unearned restricted stock compensation	6,598	3,244
Amortization of debt issuance costs	2,598	1,816
Non-cash increase to cost of goods sold from sale of HHI Business acquisition inventory	—	5,247
Write off unamortized discount / (premium) on retired debt	2,821	885
Write off of debt issuance costs	6,395	4,600
Other non-cash adjustments	1,382	4,865
Net changes in assets and liabilities	(248,244)	(203,383)
Net cash used by operating activities	(135,985)	(168,859)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,938)	(9,325)
Acquisition of Shaser, net of cash acquired	—	(23,919)
Acquisition of the HHI Business, net of cash acquired	—	(1,271,956)
Escrow payment - TLM Business acquisition	—	(100,000)
Other investing activities	10	16
Net cash used by investing activities	(15,928)	(1,405,184)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	523,658	792,000
Proceeds from issuance of 6.375% Notes	—	520,000
Proceeds from issuance of 6.625% Notes	—	570,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(513,312)	(370,175)
Debt issuance costs	(4,740)	(43,590)
Other debt financing, net	4,246	7,431
Reduction of other debt	(459)	(1,013)
ABL revolving credit facility, net	110,000	32,000
Cash dividends paid	(13,167)	(1,022)
Treasury stock purchases	(4,518)	—
Share based award tax withholding payments	(24,738)	(17,936)
Net cash provided by financing activities	76,970	1,487,695
Effect of exchange rate changes on cash and cash equivalents	(538)	(692)
Net decrease in cash and cash equivalents	(75,481)	(87,040)
Cash and cash equivalents, beginning of period	207,257	157,961
Cash and cash equivalents, end of period	$131,776	$70,921
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share figures)

1	DESCRIPTION OF BUSINESS
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings” or the “Company”), is a diversified global branded consumer products company. SB/RH Holdings, LLC (“SB/RH”), is a wholly owned subsidiary of SB Holdings. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company also designs, markets, distributes and sells certain hardware, home improvement and plumbing products. The Company’s operations utilize manufacturing and product development facilities located in the United States ("U.S."), Europe, Latin America and Asia.
The Company sells its products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister brands.
The Company's global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, pet supplies, electric shaving and grooming, electric personal care, home and garden controls, and hardware and home improvement.
The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company's worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company's worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of the Company's home and garden and insect control business (the “Home and Garden”); and (iv) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our business segments, see Note 12, “Segment Results.”

2	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.
These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 29, 2013, the results of operations for the three month periods ended December 29, 2013 and December 30, 2012, the comprehensive income (loss) for the three month periods ended December 29, 2013 and December 30, 2012 and the cash flows for the three month periods ended December 29, 2013 and December 30, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
Change in Accounting Principle: During the quarter ended June 30, 2013, the Company made a change in accounting principle to present tax withholdings for share-based payment awards paid to taxing authorities on behalf of an employee as a financing activity within the Condensed Consolidated Statements of Cash Flows (Unaudited). Such amounts were previously

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

presented within operating activities in the Condensed Consolidated Statements of Cash Flows (Unaudited). The Company believes this change is preferable as the predominant characteristic of the transaction is a financing activity. The Company has reclassified the following amounts within its previously reported Condensed Consolidated Statements of Cash Flows (Unaudited) on a retrospective basis to reflect this change in accounting principle:

Three months ended
December 30, 2012
Cash flows from operating activities - Net changes in assets and liabilities:
As previously reported	$(221,319)
Reclassification of share based award tax withholding payments	17,936
As reclassified	$(203,383)
Cash flows from financing activities - Share based award tax withholding payments:
As previously reported	$—
Reclassification of share based award tax withholding payments	(17,936)
As reclassified	$(17,936)
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
Shipping and Handling Costs: The Company incurred shipping and handling costs of $64,631 and $49,996 for the three month periods ended December 29, 2013 and December 30, 2012, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.
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
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 17% and 21% of the Company’s Net sales during the three month periods ended December 29, 2013 and December 30, 2012, respectively. This customer also represented approximately 8% and 11% of the Company’s Trade accounts receivable, net at December 29, 2013 and September 30, 2013, respectively.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Approximately 46% and 50% of the Company’s Net sales during the three month periods ended December 29, 2013 and December 30, 2012, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.
Total stock compensation expense associated with restricted stock units recognized by the Company during the three month periods ended December 29, 2013 and December 30, 2012 was $6,598 and $3,244, respectively.
The Company granted approximately 414 restricted stock units during the three month period ended December 29, 2013. Of these grants, 81 restricted stock units vested immediately and 45 restricted stock units are time-based and vest over a one year period. The remaining 288 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $28,969.
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
The fair value of restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the three months ended December 29, 2013 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Non-vested restricted stock units at September 30, 2013	1,118	$39.11	$43,723
Granted	414	68.95	28,546
Vested	(904)	38.93	(35,196)
Non-vested restricted stock units at December 29, 2013	628	$59.03	$37,073

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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company during the three month periods ended December 29, 2013 and December 30, 2012:

	Three Months Ended
	December 29, 2013	December 30, 2012
Russell Hobbs
Integration costs	$—	$1,054
Employee termination charges	—	108
Legal and professional fees	—	79
Russell Hobbs Acquisition and integration related charges	$—	$1,241
HHI Business
Legal and professional fees	798	14,498
Integration costs	3,128	114
Employee termination charges	211	—
HHI Business Acquisition and integration related charges	$4,137	$14,612

Shaser	373	4,220
FURminator	38	670
Other	955	69
Total Acquisition and integration related charges	$5,503	$20,812

3	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three month periods ended December 29, 2013 and December 30, 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 8, “Derivative Financial Instruments.”

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The components of Other comprehensive income (loss), net of tax, for the three month periods ended December 29, 2013 and December 30, 2012 are as follows:

	Three Months Ended
	December 29, 2013	December 30, 2012
Foreign Currency Translation Adjustments:
Gross change before reclassification adjustment	$(225)	$2,867
Net reclassification adjustment for (gains) losses included in earnings	—	—
Gross change after reclassification adjustment	(225)	2,867
Deferred tax effect	—	—
Deferred tax valuation allowance	—	—
Other Comprehensive Loss	(225)	2,867
Noncontrolling interest	77	—
Comprehensive loss attributable to controlling interest	$(302)	$2,867

Unrealized Gains (Losses) on Derivative Instruments:
Gross change before reclassification adjustment	$897	$(83)
Net reclassification adjustment for (gains) losses included in earnings	935	443
Gross change after reclassification adjustment	1,832	360
Deferred tax effect	(512)	(50)
Deferred tax valuation allowance	146	(64)
Other Comprehensive Income	$1,466	$246

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$(405)	$(689)
Net reclassification adjustment for losses included in Cost of goods sold	153	327
Net reclassification adjustment for losses included in Selling expenses	78	41
Net reclassification adjustment for losses included in General and administrative expenses	156	151
Gross change after reclassification adjustment	(18)	(170)
Deferred tax effect	(15)	24
Deferred tax valuation allowance	—	—
Other Comprehensive (Loss) Income	$(33)	$(146)

Total Other Comprehensive Loss, net of tax	$1,131	$2,967

4	NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share of the Company for the three month periods ended December 29, 2013 and December 30, 2012 is calculated based upon the following number of shares:

	Three Months Ended
	December 29, 2013	December 30, 2012
Basic	52,411	51,758
Effect of common stock equivalents	256	—
Diluted	52,667	51,758

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

For the three month period ended December 30, 2012, the Company has not assumed any dilution associated with outstanding common stock equivalents as the impact would be antidilutive due to the loss reported. The dilutive impact of common stock equivalents would have been 658 shares for the three month period ended December 30, 2012, if not for the loss reported.

5	INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	December 29, 2013	September 30, 2013
Raw materials	$107,209	$97,290
Work-in-process	40,895	40,626
Finished goods	535,208	495,007
	$683,312	$632,923

6	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Hardware & Home Improvement	Global Pet Supplies	Home and Garden	Total
Goodwill:
Balance at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Additions	—	3,456	—	—	3,456
Effect of translation	(323)	(3,970)	357	—	(3,936)
Balance at December 29, 2013	$333,177	$714,210	$239,434	$189,371	$1,476,192
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Effect of translation	2,180	36	1,189	—	3,405
Balance at December 29, 2013	$549,533	$330,807	$217,615	$83,500	$1,181,455
Intangible Assets Subject to Amortization
Balance at September 30, 2013, net	$440,776	146,461	$245,227	$152,652	$985,116
Amortization during period	(8,751)	(3,699)	(5,363)	(2,369)	(20,182)
Effect of translation	187	(514)	366	—	39
Balance at December 29, 2013, net	$432,212	$142,248	$240,230	$150,283	$964,973
Total Intangible Assets, net at December 29, 2013	$981,745	$473,055	$457,845	$233,783	$2,146,428

During the three months ended December 29, 2013, the Company recorded an adjustment of $3,456 to goodwill to finalize the purchase accounting for the acquisition of the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker). The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.
Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting during fiscal 2009. The useful lives of the Company’s intangible assets subject to amortization are 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 8 to 9 years for technology assets related to the Hardware & Home Improvement segment; 4 to 9 years for technology assets related to the Global Pet Supplies segment; 15 to 20 years for customer

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

relationships of the Global Batteries & Appliances segment; 20 years for customer relationships of the Hardware & Home Improvement segment, Home and Garden and Global Pet Supplies segments; 1 to 12 years for trade names within the Global Batteries & Appliances segment; 5 to 8 years for trade names within the Hardware & Home Improvement segment and 3 years for a trade name within the Global Pet Supplies segment.
The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	December 29, 2013	September 30, 2013
Technology Assets Subject to Amortization:
Gross balance	$172,105	$172,105
Accumulated amortization	(43,435)	(39,028)
Carrying value, net	$128,670	$133,077
Trade Names Subject to Amortization:
Gross balance	$171,271	$171,572
Accumulated amortization	(48,714)	(44,660)
Carrying value, net	$122,557	$126,912
Customer Relationships Subject to Amortization:
Gross balance	$886,353	$885,895
Accumulated amortization	(172,607)	(160,768)
Carrying value, net	$713,746	$725,127
Total Intangible Assets, net Subject to Amortization	$964,973	$985,116

Amortization expense for the three month periods ended December 29, 2013 and December 30, 2012 is as follows:

	Three Months Ended
	December 29, 2013	December 30, 2012
Proprietary technology amortization	$4,407	$3,105
Trade names amortization	4,114	3,595
Customer relationships amortization	11,661	10,424
	$20,182	$17,124

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $80,700 per year.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

7    DEBT
Debt consists of the following:

	December 29, 2013		September 30, 2013
	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$850,000	3.0%	$850,000	3.0%
Term Loan, due September 4, 2019 (Tranche C)	515,000	3.6%	300,000	3.6%
CAD Term Loan, due December 17, 2019	78,775	5.0%	81,397	5.1%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513,312	4.6%
Euro Term Loan, due September 4, 2019	308,048	3.8%	—	—%
6.375% Notes, due November 15, 2020	520,000	6.4%	520,000	6.4%
6.625% Notes, due November 15, 2022	570,000	6.6%	570,000	6.6%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	110,000	1.8%	—	5.7%
Other notes and obligations	32,153	8.9%	28,468	8.5%
Capitalized lease obligations	91,073	6.3%	67,402	6.2%
	$3,375,049		$3,230,579
Original issuance discounts on debt	(8,780)		(11,716)
Less: current maturities	107,908		102,921
Long-term debt	$3,258,361		$3,115,942
The Company has the following debt instruments outstanding at December 29, 2013: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $850,000 principle due September 4, 2017 (“Tranche A”), $515,000 principle due September 4, 2019 (“Tranche C”), $78,775 Canadian dollar denominated principle due December 17, 2019 ("CAD Term Loan") and $308,048 Euro denominated principle due September 4, 2019 ("Euro Term Loan") (together, the “Term Loan”); (ii) 6.75% unsecured notes (the “6.75% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility”).
Term Loan
On December 18, 2013, SB/RH amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215,000 and €225,000. The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019, in an amount outstanding of $513,312 prior to refinancing. The $215,000 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Term Loan totaling $9,216 as an adjustment to interest expense during the three month period ended December 29, 2013.
The additional Tranche C and Euro Term Loan debt were issued at a .125% discount and recorded net of the discount incurred. Of this discount, $510 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $146 is reflected as an increase to interest expense during the three month period ended December 29, 2013. In connection with the refinancing of a portion of the Term Loan the Company recorded $6,671 of fees during the three month period ended December 29, 2013, of which $4,740 is classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $1,931 reflected as an increase to interest expense during the three month period ended December 29, 2013.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

ABL Facility
In connection with the December 18, 2013 amendment of the Term Loan, the Company amended the ABL Facility to obtain certain consents to the amendment of the Senior Credit Agreement. In connection with the amendment, the Company incurred fees and expenses that are included in the amounts recorded above related to the amendment of the Term Loan.
As a result of borrowings and payments under the ABL Facility, at December 29, 2013, the Company had aggregate borrowing availability of approximately $167,321, net of lender reserves of $8,559 and outstanding letters of credit of $40,875.

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
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		December 29, 2013	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$1,251	$416
Commodity contracts	Deferred charges and other	274	3
Foreign exchange contracts	Receivables—Other	2,981	1,719
Foreign exchange contracts	Deferred charges and other	17	—
Total asset derivatives designated as hedging instruments under ASC 815		4,523	2,138
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	204	143
Total asset derivatives		$4,727	$2,281

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Liability Derivatives		December 29, 2013	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$15	$450
Foreign exchange contracts	Accounts payable	5,172	4,577
Foreign exchange contracts	Other long-term liabilities	255	65
Total liability derivatives designated as hedging instruments under ASC 815		$5,442	$5,092
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	98	55
Foreign exchange contracts	Accounts payable	3,609	5,323
Total liability derivatives		$9,149	$10,470

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
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended December 29, 2013, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,068	Cost of goods sold	$(269)	Cost of goods sold	$203
Foreign exchange contracts	181	Net sales	65	Net sales	—
Foreign exchange contracts	(352)	Cost of goods sold	(731)	Cost of goods sold	—
Total	$897		$(935)		$203

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

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended December 29, 2013 and December 30, 2012, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	December 29, 2013	December 30, 2012
Commodity contracts	$(64)	$—	Cost of goods sold
Foreign exchange contracts	796	(4,099)	Other expense, net
Total	$732	$(4,099)

Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $9 and $5 at December 29, 2013 and September 30, 2013, respectively.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At both December 29, 2013 and September 30, 2013, the Company had posted cash collateral of $450 related to such liability positions. In addition, at December 29, 2013 and September 30, 2013, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).
Derivative Financial Instruments
Cash Flow Hedges
When appropriate, the Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At December 29, 2013 and September 30, 2013, the Company did not have any interest rate swaps outstanding.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At December 29, 2013, the Company had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $237,619. The derivative net loss on these contracts recorded in AOCI by the Company at December 29, 2013 was $1,963, net of tax benefit of $466. At December 29, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,777, net of tax.
The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 29, 2013, the Company had a series of zinc swap contracts outstanding through December 2014 for 9 tons with a contract value of $17,340. At December 29, 2013, the Company had a series of brass swap contracts outstanding through September 2014 for 1 ton with a contract value of $6,078. The derivative net gain on these contracts recorded in AOCI by the Company at December 29, 2013 was $1,197, net of tax expense of $104. At December 29, 2013, the portion of derivative net gain estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,008, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 29, 2013 and September 30, 2013, the Company had $106,676 and $108,480, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrealized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At December 29, 2013, the Company had a series of such swap contracts outstanding through May 2014 for 30 troy ounces with a contract value of $595. At September 30, 2013, the Company had a series of such swap contracts outstanding through April 2014 for 45 troy ounces with a contract value of $980.

9	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s net derivative portfolio as of December 29, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of December 29, 2013 were as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$1,412	$—	$1,412
Total Assets, net	$—	$1,412	$—	$1,412
Liabilities:
Foreign exchange contracts, net	$—	$(5,834)	$—	$(5,834)
Total Liabilities, net	$—	$(5,834)	$—	$(5,834)

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
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	December 29, 2013		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(3,366,269)	$(3,482,786)	$(3,218,863)	$(3,297,411)
Commodity swap and option agreements	1,412	1,412	(86)	(86)
Foreign exchange forward agreements	(5,834)	(5,834)	(8,103)	(8,103)

10	EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. These pension plans generally provide benefits of stated amounts for each year of service.
The Company’s results of operations for the three month periods ended December 29, 2013 and December 30, 2012 reflect the following pension and deferred compensation benefit costs:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended
Components of net periodic pension benefit and deferred compensation benefit cost	December 29, 2013	December 30, 2012
Service cost	$851	$724
Interest cost	2,612	2,363
Expected return on assets	(2,456)	(2,196)
Amortization of prior year service cost	16	—
Recognized net actuarial loss	371	519
Employee contributions	(15)	(46)
Net periodic benefit cost	$1,379	$1,364

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three month periods ended December 29, 2013 and December 30, 2012 were as follows:

	Three Months Ended
Pension and deferred compensation contributions	December 29, 2013	December 30, 2012
Contributions made during period	$3,333	$607

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month periods ended December 29, 2013 and December 30, 2012 were $4,131 and $1,151, respectively.

11	INCOME TAXES
The Company's effective tax rates for the three month periods ended December 29, 2013 and December 30, 2012 were 19% and (325)%, respectively. The Company's effective tax rates differ from the United States federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal of U.S. valuation allowances of $45,932 as a result of the HHI Business acquisition during the three months ended December 30, 2012. Additionally, in the three months ended December 29, 2013 the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
During the three months ended December 29, 2013, the Company estimated and recorded a one-time reduction of $178,716 to its US net operating loss carryforwards from actual and deemed repatriation of foreign earnings resulting from internal restructuring and external debt refinancing activities. Due to full valuation allowances on the Company’s US net operating loss carryforwards, there was no material effect on the Company’s quarterly or projected annual income tax expense.
The Company recognizes in its condensed consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At December 29, 2013 and September 30, 2013, the Company had $13,267 and $13,807, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3,630 and $3,671, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the condensed consolidated financial statements as part of income tax expense.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

As of December 29, 2013, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

12	SEGMENT RESULTS
The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden; and (iv) Hardware & Home Improvement.
The results of the HHI Business operations, excluding certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (the "TLM Business"), which was acquired on April 8, 2013, are included in the Company's Condensed Consolidated Statements of Operations (Unaudited) since December 17, 2012. The results of the TLM Business operations are included in the Company's Condensed Consolidated Statements of Operations (Unaudited) since April 8, 2013. The financial results related to the HHI Business are reported as a separate business segment, Hardware & Home Improvement.
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
Segment information for the three month periods ended December 29, 2013 and December 30, 2012 is as follows:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended
	December 29, 2013	December 30, 2012
Net sales to external customers
Consumer batteries	$264,485	$270,981
Small appliances	216,782	220,061
Electric shaving and grooming	90,551	92,927
Electric personal care	87,512	82,042
Global Batteries & Appliances	659,330	666,011
Hardware & Home Improvement	278,379	33,982
Global Pet Supplies	129,142	139,763
Home and Garden	33,749	30,512
Total segments	$1,100,600	$870,268

	Three Months Ended
	December 29, 2013	December 30, 2012
Segment profit (loss)
Global Batteries & Appliances	$97,194	$95,378
Hardware & Home Improvement	40,059	(3,210)
Global Pet Supplies	12,966	15,941
Home and Garden	(1,210)	(4,261)
Total segments	149,009	103,848
Corporate expense	14,022	8,268
Acquisition and integration related charges	5,503	20,812
Restructuring and related charges	4,492	6,588
Interest expense	56,987	69,887
Other expense, net	845	1,562
Income (loss) from continuing operations before income taxes	$67,160	$(3,269)

	December 29, 2013	September 30, 2013
Segment total assets
Global Batteries & Appliances	$2,355,408	$2,360,733
Hardware & Home Improvement	1,730,364	1,735,629
Global Pet Supplies	965,882	948,832
Home and Garden	526,066	500,559
Total segment assets	5,577,720	5,545,753
Corporate	72,088	80,920
Total assets at period end	$5,649,808	$5,626,673

13	RESTRUCTURING AND RELATED CHARGES
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
The following table summarizes restructuring and related charges incurred by segment for the three month periods ended December 29, 2013 and December 30, 2012:

	Three Months Ended
	December 29, 2013	December 30, 2012
Cost of goods sold:
Global Batteries & Appliances	$540	$366
Hardware & Home Improvement	1,195	—
Global Pet Supplies	—	720
Total restructuring and related charges in cost of goods sold	$1,735	$1,086
Operating expenses:
Global Batteries & Appliances	1,778	956
Hardware & Home Improvement	11	—
Global Pet Supplies	304	4,230
Home and Garden	—	183
Corporate	664	133
Total restructuring and related charges in operating expenses	$2,757	$5,502
Total restructuring and related charges	$4,492	$6,588
Global Expense Rationalization Initiatives Summary
During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions primarily in the Global Batteries & Appliances segment and within Corporate. Costs associated with these initiatives, which are expected to be incurred through December 31, 2014, are currently projected to total approximately $17,500.
The Company recorded $2,924 of pretax restructuring and related charges during the three month period ended December 29, 2013, and no pretax restructuring and related charges during the three month period ended December 30, 2012, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the three month period ended December 29, 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Provisions	435	(4)	431
Cash expenditures	(3,134)	—	(3,134)
Non-cash items	185	2	187
Accrual balance at December 29, 2013	$4,806	$(37)	$4,769
Expensed as incurred (A)	$897	$1,596	$2,493
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the three month period ended December 29, 2013, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Global Batteries & Appliances	Global Pet Supplies	Corporate	Total
Restructuring and related charges during the three month period ended December 29, 2013	$2,260	1	$663	$2,924
Restructuring and related charges since initiative inception	$12,330	1	$1,911	$14,242
Total future restructuring and related charges expected	$2,610	500	$142	$3,252
Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of these segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $101,500.
The Company recorded $377 and $6,471 of pretax restructuring and related charges during the three month periods ended December 29, 2013 and December 30, 2012, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during the three month period ended December 29, 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Provisions	203	—	203
Cash expenditures	(1,741)	(169)	(1,910)
Non-cash items	(12)	(56)	(68)
Accrual balance at December 29, 2013	$3,377	$199	$3,576
Expensed as incurred (A)	$14	$160	$174
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the three month period ended December 29, 2013, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during the three month period ended December 29, 2013	$74	$303	$—	$—	$377
Restructuring and related charges since initiative inception	$25,486	$48,452	$18,219	$7,591	$99,748
Total future restructuring and related charges expected	$500	$1,240	$—	$—	$1,740

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company recorded $1,207 and $0 of restructuring and related charges during the three month periods ended December 29, 2013 and December 30, 2012, respectively, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.
In connection with other restructuring efforts, the Company recorded $(16) and $117 of pretax restructuring and related charges during the three month periods ended December 29, 2013 and December 30, 2012, respectively.

14	COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $4,805, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
HHI Business
On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of the TLM Business, closed on April 8, 2013.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Supplemental Pro Forma Information (Unaudited)
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	Three Months Ended
	December 29, 2013	December 30, 2012
Net sales:
Reported Net sales	$1,100,600	$870,268
HHI Business adjustment (1)	—	191,777
Pro forma Net sales	$1,100,600	$1,062,045

Net income (loss):
Reported Net income (loss) (2) (3)	$54,429	$(13,882)
HHI Business adjustment (1)	—	4,942
Pro forma Net income (loss)	$54,429	$(8,940)

Basic income (loss) per share:
Reported Basic income (loss) per share	$1.04	$(0.26)
HHI Business adjustment (1)	—	0.10
Pro forma Basic income (loss) per share	$1.04	$(0.16)

Diluted income (loss) per share (4):
Reported Diluted income (loss) per share	$1.03	$(0.26)
HHI Business adjustment (1)	—	0.10
Pro forma Diluted income (loss) per share	$1.03	$(0.16)

(1)
The results related to the HHI Business adjustment do not reflect the TLM Business as stand alone financial data is not available for the periods presented. The TLM Business is not deemed material to the operating results of the Company.

(2)
Included in Reported Net loss for the three month period ended December 30, 2012, is an adjustment of $45,932 to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 11, “Income Taxes.”

(3)
Included in Reported Net income (loss) for the three month periods ended December 29, 2013 and December 30, 2012, is $4,137 and $14,612, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

(4)	For the three month period ended December 30, 2012, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.

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

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically presented unrecognized tax benefits in its Condensed Consolidated Statements of Financial Position (Unaudited), and therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

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
On January 2, 2014, the Company completed the $34,300 cash acquisition of Liquid Fence Company, Inc. ("Liquid Fence"), a producer of animal repellents. The Company will account for the acquisition of Liquid Fence in accordance with ASC 805. The Company is in the process of completing the preliminary purchase accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company. SB/RH Holdings, LLC (“SB/RH”), is a wholly owned subsidiary of SB Holdings. SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
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
We sell our products in approximately 140 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL, Pfister and various other brands.
Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, pet supplies, electric shaving and grooming, electric personal care, home and garden controls, and hardware and home improvement.
Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of our home and garden and insect control business (the “Home and Garden”); and (iv) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.
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

Results of Operations
Fiscal Quarter Ended December 29, 2013 Compared to Fiscal Quarter Ended December 30, 2012
In this Quarterly Report on Form 10-Q we refer to the three month period ended December 29, 2013 as the “Fiscal 2014 Quarter,” and the three month period ended December 30, 2012 as the “Fiscal 2013 Quarter.”

Net Sales. Net sales for the Fiscal 2014 Quarter increased $231 million to $1,101 million from $870 million in the Fiscal 2013 Quarter, a 26% increase. The following table details the principal components of the change in net sales from the Fiscal 2013 Quarter to the Fiscal 2014 Quarter (in millions):

Net Sales
Fiscal 2013 Quarter Net Sales	$870
Increase in hardware and home improvement products	244
Increase in electronic personal care products	5
Increase in home and garden control products	4
Decrease in small appliances	(1)
Decrease in electric shaving and grooming products	(2)
Decrease in consumer batteries	(7)
Decrease in pet supplies	(10)
Foreign currency impact, net	(2)
Fiscal 2014 Quarter Net Sales	$1,101

 Consolidated net sales by product line for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter, are as follows (in millions):

	Fiscal Quarter
	2014	2013
Product line net sales
Consumer batteries	$265	$271
Hardware and home improvement products	278	34
Small appliances	217	220
Pet supplies	129	140
Electric shaving and grooming products	91	93
Electric personal care products	87	82
Home and garden control products	34	30
Total net sales to external customers	$1,101	$870

Global consumer battery sales decreased $6 million, or 2%, during the Fiscal 2014 Quarter versus the Fiscal 2013 Quarter. On a constant currency basis, global consumer battery sales decreased $7 million. The decline in global consumer battery sales on a constant currency basis was attributable to one-time sales, predominately of flashlights, of approximately $10 million related to storm activity in the Fiscal 2013 Quarter. This was tempered by increased alkaline battery sales in North America. In Europe, battery growth was driven by a combination of new customer listings, distribution gains at certain existing customers, and promotions. Latin American battery revenues were essentially unchanged on a foreign currency neutral basis.
Hardware and home improvement sales were $278 million in the Fiscal 2014 Quarter and $34 million in the Fiscal 2013 Quarter, reflecting the results of the residential hardware and home improvement business (the "HHI Business") subsequent to the acquisition on December 17, 2012. A portion of the HHI Business, consisting of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (the "TLM Business") are included in the sales of hardware and home improvement subsequent to its acquisition on April 8, 2013. On a proforma basis, as if the acquisition had occurred at the beginning of the Fiscal 2013 Quarter, hardware and home improvement sales increased $52 million to $278 million in the Fiscal 2014 Quarter, versus $226 million in the Fiscal 2013 Quarter. This increase was driven by a $20 million increase in security product sales, a $7 million increase in hardware product sales and a $7 million increase in plumbing product sales, primarily attributable to the recovery of the U.S. housing market and international growth in hardware coupled with $18 million in sales related to the TLM Business during the Fiscal 2014 Quarter, as prior year proforma results do not include the TLM Business.
Small appliance sales decreased $3 million, or 1%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter, driven by decreased North American sales of $7 million, partially offset by increased European and Latin American sales of $5 million and $1 million, respectively. Foreign exchange negatively impacted small appliance sales by $2 million. Decreased North American sales were attributable to competitor discounting at a major retailer and the timing of holiday shipments. European small appliance sales gains resulted from successful regional expansion and additional promotions at key retailers, whereas Latin American sales gains were due to increased seasonal promotions.
Pet supply sales decreased $11 million, or 8%, during the Fiscal 2014 Quarter, due to declines of $6 million and $4 million in aquatic and companion animal sales, respectively. The declines were driven by retailer inventory reductions coupled with the non-recurrence of companion animal promotions from the Fiscal 2013 Quarter. Unfavorable foreign exchange negatively impacted pet supply sales by $1 million.
During the Fiscal 2014 Quarter, electric shaving and grooming product sales decreased $2 million, or 2%, due to a $6 million decrease in North American sales, tempered by a $3 million increase in European sales and slight gains in Latin America. The declines in North American sales resulted from the non-recurrence of promotions from the Fiscal 2013 Quarter and customer inventory management, whereas European sales gains were driven by successful new product launches and promotions.
Electric personal care sales increased $5 million in the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter. Geographically, North American and Latin American sales increased $3 million and $2 million, respectively. Increased North American sales were a result of distribution gains and successful promotions. Latin American sales gains were attributable to distribution gains in Brazil and new product introductions in Central America.
Home and garden control product sales increased $4 million, or 11%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter, attributable to a $4 million increase in lawn and garden control sales driven by strong retail customer demand.
Gross Profit. Gross profit for the Fiscal 2014 Quarter was $381 million versus $288 million for the Fiscal 2013 Quarter. The increase in Gross profit was driven by the full quarterly contribution from the HHI Business, which accounted for an increase of $98 million in Gross profit. Our gross profit margin for the Fiscal 2014 Quarter increased to 34.6% from 33.1% in the Fiscal 2013 Quarter. The increase in gross profit margin was driven by favorable product mix and increased productivity.
Operating Expenses. Operating expenses for the Fiscal 2014 Quarter totaled $256 million compared to $220 million for the Fiscal 2013 Quarter, representing an increase of $36 million. The increase in operating expenses during the Fiscal 2014 Quarter is primarily attributable to the acquisition of the HHI Business which accounted for an increase of $59 million in operating expenses, tempered by a $15 million decrease in Acquisition and integration related charges. Operating expenses were further reduced by a $3 million decrease in Restructuring and related charges, primarily attributable to lower Fiscal 2014 Quarter expenses from the Global Expense Rationalization Initiative announced in the fiscal year ended September 30, 2013 ("Fiscal 2013"), compared to Fiscal 2013 Quarter expenses from the Global Cost Reduction Initiatives announced in the fiscal year ended September 30, 2009, and additional savings across all segments from our cost reduction initiatives.
See Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges," and Note 13, "Restructuring and Related Charges" to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Acquisition and integration related charges.

Segment Results. As discussed above, we manage our business in four reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden; and (iv) Hardware & Home Improvement.
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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter:

Fiscal 2014 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$93	$13	$(1)	$36	$(86)	$55
Income tax expense	—	—	—	—	13	13
Interest expense	—	—	—	—	57	57
Acquisition and integration related charges	2	—	—	2	1	5
Restructuring and related charges	2	—	—	1	1	4
Adjusted EBIT	$97	$13	$(1)	$39	$(14)	$134
Depreciation and amortization (c)	17	7	3	11	7	45
Adjusted EBITDA	$114	$20	$2	$50	$(7)	$179

Fiscal 2013 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$92	$10	$(4)	$(3)	$(108)	$(13)
Pre-acquisition earnings of HHI (b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	11	11
Interest expense	—	—	—	—	70	70
Acquisition and integration related charges	1	1	—	—	19	21
Restructuring and related charges	1	5	—	—	—	6
HHI Business inventory fair value adjustment	—	—	—	5	—	5
Adjusted EBIT	$94	$16	$(4)	$32	$(8)	$130
Depreciation and amortization (c)	17	7	3	1	3	31
Adjusted EBITDA	$111	$23	$(1)	$33	$(5)	$161
  ______________________________

(a)
It is the Company's policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)
The Pre-acquisition earnings of HHI do not include the TLM Business as stand alone financial data is not available for the periods presented. The TLM Business is not deemed material to the Company's operating results.

(c)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter
	2014	2013
	(in millions)
Net sales to external customers	$659	$666
Segment profit	$97	$95
Segment profit as a % of net sales	14.7%	14.3%
Segment Adjusted EBITDA	$114	$111
Assets as of December 29, 2013 and September 30, 2013	$2,355	$2,361

Segment net sales to external customers in the Fiscal 2014 Quarter decreased $7 million to $659 million from $666 million during the Fiscal 2013 Quarter, a 1% decrease. Global Batteries & Appliances sales declines were attributable to a decrease of $7 million in consumer batteries, $2 million in electric shaving and grooming and $1 million in small appliances, coupled with $1 million of negative foreign exchange impacts. These sales declines were tempered by a $5 million increase in electronic personal care sales. The decline in global consumer battery sales was attributable to one-time sales in the Fiscal 2013 Quarter related to Hurricane Sandy, predominantly in the portable lighting category, tempered by increased alkaline battery sales in North America. In Europe, battery growth was driven by a combination of new customer listings, distribution gains at certain existing customers, and promotions. Electric shaving and grooming sales decreased $2 million, resulting from a decrease of $6 million in North America, primarily attributable to the non-recurrence of promotions from the Fiscal 2013 Quarter coupled with retailer inventory management. These electric shaving and grooming sales decreases were tempered by a $3 million increase in Europe due to successful new product launches and customer gains. In small appliances, a North American sales decline of $7 million more than offset gains of $5 million and $1 million in Europe and Latin America, respectively. The decrease in North American sales was attributable to competitor discounting at a major retailer and the timing of holiday shipments between the months of September and October. Increased European small appliance sales resulted from successful regional expansion and additional promotions at key retailers, while Latin American sales gains were due to increased seasonal promotions. Electric personal care sales increased $5 million in the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter, driven by gains in North America and Latin America of $3 million and $2 million, respectively, resulting from successful promotions and distribution gains.

Segment profit in the Fiscal 2014 Quarter increased to $97 million from $95 million in the Fiscal 2013 Quarter. Segment profitability as a percentage of net sales increased to 14.7% in the Fiscal 2014 Quarter compared to 14.3% in the Fiscal 2013 Quarter. The increase in segment profit and profitability as a percent of sales was driven by cost improvements and strong expense management.
Segment Adjusted EBITDA in the Fiscal 2014 Quarter increased to $114 million from $111 million in the Fiscal 2013 Quarter. The increase in segment Adjusted EBITDA was driven by the factors discussed above for the increase in segment profit.
Segment assets at December 29, 2013 decreased slightly to $2,355 million from $2,361 million at September 30, 2013. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 ("Fiscal 2009") and subsequent acquisitions, decreased to $1,315 million at December 29, 2013 from $1,322 million at September 30, 2013, primarily due to intangible asset amortization.

Global Pet Supplies

	Fiscal Quarter
	2014	2013
	(in millions)
Net sales to external customers	$129	$140
Segment profit	$13	$16
Segment profit as a % of net sales	10.0%	11.4%
Segment Adjusted EBITDA	$20	$23
Assets as of December 29, 2013 and September 30, 2013	$966	$949

Segment net sales to external customers in the Fiscal 2014 Quarter decreased $11 million to $129 million compared to $140 million in the Fiscal 2013 Quarter. The decrease in pet supply sales related to declines in aquatic and companion animal sales of $6 million and $4 million, respectively, and negative foreign currency impacts of $1 million. The declines in both aquatic and companion animal sales were due to key retailer inventory reductions, coupled with the non-recurrence of companion animal promotions from the Fiscal 2013 Quarter.
Segment profit decreased to $13 million in the Fiscal 2014 Quarter compared to $16 million in the Fiscal 2013 Quarter, and segment profitability as a percentage of sales in the Fiscal 2014 Quarter decreased to 10.0% from 11.4% in Fiscal 2013 Quarter. The decline in segment profit is primarily attributable to the decreased sales; whereas the decline in segment profitability as a percent of sales was due to unfavorable product mix related to our international business. These negative impacts were partially offset by continued expense reduction and product cost improvements.
Segment Adjusted EBITDA in the Fiscal 2014 Quarter decreased $3 million, to $20 million, from $23 million in the Fiscal 2013 Quarter. The decrease in Adjusted EBITDA was driven by the factors discussed above for segment profit.
Segment assets at December 29, 2013 increased to $966 million from $949 million at September 30, 2013. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and subsequent acquisitions, decreased slightly to $697 million at December 29, 2013 from $701 million at September 30, 2013, resulting from intangible asset amortization.

Home and Garden

	Fiscal Quarter
	2014	2013
	(in millions)
Net sales to external customers	$34	$30
Segment profit	$(1)	$(4)
Segment profit as a % of net sales	(3.6)%	(14.0)%
Segment Adjusted EBITDA	$2	$(1)
Assets as of December 29, 2013 and September 30, 2013	$526	$501

Segment net sales to external customers increased $4 million, or 11%, during the Fiscal 2014 Quarter, to $34 million, compared to $30 million in the Fiscal 2013 Quarter, driven by a $4 million increase in lawn and garden control sales due to strong retail customer order demand. The first fiscal quarter net sales for the Home and Garden segment are typically less than 10 percent of full-year net sales.
Segment profitability in the Fiscal 2014 Quarter improved $3 million compared to the Fiscal 2013 Quarter. The improvement in segment profit was driven by the increase in sales for the Fiscal 2014 Quarter and improved product mix, coupled with continued strong operating expense management and product cost improvements. Segment profitability as a percentage of sales in the Fiscal 2014 Quarter improved to (3.6)%, from (14.0)% in the same period last year.

Segment Adjusted EBITDA was $2 million in the Fiscal 2014 Quarter, an increase of $3 million compared to segment Adjusted EBITDA of $(1) million in the Fiscal 2013 Quarter. The increase in Segment Adjusted EBITDA was driven by the increase in sales, improved product mix and expense management discussed above.
Segment assets at December 29, 2013 increased to $526 million from $501 million at September 30, 2013, primarily driven by seasonal increases in inventory in preparation for our major selling season. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and subsequent acquisitions, decreased to $423 million at December 29, 2013, from $426 million at September 30, 2013, driven by amortization of intangible assets.

Hardware & Home Improvement

	Fiscal Quarter	Fiscal Quarter
	2014	2013
	(in millions)
Net sales to external customers	$278	$34
Segment profit	$40	$(3)
Segment profit as a % of net sales	14.4%	(9.4)%
Segment Adjusted EBITDA	$50	$33
Assets as of December 29, 2013 and September 30, 2013	$1,730	$1,736

Results of the HHI Business, reported separately in the Hardware & Home Improvement segment, relate to operations subsequent to the acquisition date of December 17, 2012. A portion of the HHI Business, consisting of the TLM Business, is included in the results of hardware and home improvement subsequent to its acquisition on April 8, 2013.
Segment net sales to external customers were $278 million during the Fiscal 2014 Quarter, compared to $34 million in the Fiscal 2013 Quarter. On a proforma basis as if the acquisition had occurred at the beginning of the Fiscal 2013 Quarter, segment net sales increased $52 million to $278 million in the Fiscal 2014 Quarter, from $226 million in the Fiscal 2013 Quarter, an increase of 23 percent. The revenue growth was driven by gains in security, hardware and plumbing of $20 million, $7 million and $7 million, respectively, primarily attributable to strong performance in the U.S. housing market recovery coupled with international hardware growth.
Segment profit in the Fiscal 2014 Quarter and the Fiscal 2013 Quarter was $40 million and $(3) million, respectively. The increase in segment profit was primarily driven by the inclusion of the HHI Business for the entire period in the Fiscal 2014 Quarter and increased sales due to improvement in the U.S. housing market. Segment profitability as a percent of sales increased to 14.4% in the Fiscal 2014 Quarter from (9.4)% in the Fiscal 2013 Quarter. Improved segment profitability as a percentage of sales was attributable to increased manufacturing productivity and the non-recurrence of a $5 million increase in cost of goods sold from the Fiscal 2013 Quarter related to the sale of HHI Business inventory that was revalued upon acquisition on December 17, 2012.
Segment Adjusted EBITDA was $50 million in the Fiscal 2014 Quarter and $33 million in the Fiscal 2013 Quarter. The increase in Segment Adjusted EBITDA was driven by the improvement in segment profit due to the stronger U.S. housing market, the acquisition of the TLM Business on April 8, 2013, the results of which are only included in the Fiscal 2014 Quarter Adjusted EBITDA and improved manufacturing productivity.
Segment assets at December 29, 2013 and September 30, 2013 were $1,730 million and $1,736 million, respectively. Goodwill and intangible assets were $1,187 million and $1,192 million at December 29, 2013 and September 30, 2013, respectively. The decrease in goodwill and intangible assets was driven by amortization of intangible assets.
Corporate Expense. Our corporate expense was $14 million in the Fiscal 2014 Quarter compared to $8 million in the Fiscal 2013 Quarter, primarily attributable to a $3 million increase in stock based compensation expense coupled with increased corporate overhead as a result of the HHI Business acquisition. Corporate expense as a percentage of consolidated net sales for the Fiscal 2014 Quarter increased to 1.3% versus 1.0% for the Fiscal 2013 Quarter, driven by the increases discussed above.

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
Interest Expense. Interest expense in the Fiscal 2014 Quarter was $57 million compared to $70 million in the Fiscal 2013 Quarter. The $13 million decrease in interest expense in the Fiscal 2014 Quarter is driven by $29 million in costs incurred related to the financing of the acquisition of the HHI Business in the Fiscal 2013 Quarter and savings from the refinancing of our 9.5% Notes of $14 million, tempered by $11 million in costs related to the refinancing of the Term Loan in the Fiscal 2014 Quarter, consisting of the write off of unamortized deferred financing fees and original issue discount, and the inclusion of a full quarter of interest related to the HHI Business financing in the Fiscal 2014 Quarter versus a partial period in the Fiscal 2013 Quarter. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Income Taxes. Our effective tax rates for the Fiscal 2014 Quarter and the Fiscal 2013 Quarter were 19% and (325)%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal in the Fiscal 2013 Quarter of U.S. valuation allowances of $46 million on deferred tax assets as a result of the acquisition of the HHI Business. Additionally, in the Fiscal 2013 Quarter the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
Each reporting period, we evaluate the available earnings, permanent reinvestment classification, and availability and intent to use alternative mechanisms for repatriation of cash for each jurisdiction in which we do business. In light of our plans to voluntarily pay down our U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and our ongoing U.S. operational cash flow requirements, we are not treating current and certain prior year earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. As of the fiscal year ending September 30, 2014 ("Fiscal 2014"), we expect to record approximately $3 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.
During the Fiscal 2014 Quarter, we recorded a one-time reduction of $179 million to our U.S. net operating loss carryforwards from actual and deemed repatriation of foreign earnings resulting from internal restructuring and external debt refinancing activities. Due to full valuation allowances on our US net operating loss carryforwards, there was no material effect on our quarterly or projected annual income tax expense.
As of December 29, 2013, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

Liquidity and Capital Resources
Operating Activities
For the Fiscal 2014 Quarter, cash used by operating activities totaled $136 million compared to cash used of $169 million during the Fiscal 2013 Quarter. The $33 million decrease in cash used by operating activities was primarily due to:

•	Cash generated from higher Adjusted EBITDA (excluding pre-acquisition earnings of the HHI Business) of $48 million;

•	Lower cash acquisition, integration and restructuring and related costs of $15 million;

•	Lower cash payments for income taxes of $14 million and;

•	Lower cash payments for interest of $8 million;

•
Partially offset by a cash use of $52 million from working capital and other items driven by decreases in accounts payable and increases in inventory partially offset by decreases in accounts receivable and other working capital accounts.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2014, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our asset based lending revolving credit facility (the “ABL Facility”). Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.
We are not treating current and certain prior year earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. At December 29, 2013, there are no significant foreign cash balances available for repatriation. During Fiscal 2014, we expect to generate between $70 million and $100 million of foreign cash that we expect will be repatriated for general corporate purposes.
See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for further discussion of the risks associated with our ability to service all of our existing indebtedness, and our ability to maintain compliance with financial and other covenants related to our indebtedness.
Investing Activities
Net cash used by investing activities was $16 million for the Fiscal 2014 Quarter compared to $1,405 million for the Fiscal 2013 Quarter. The $1,389 million decrease in cash used by investing activities in the Fiscal 2014 Quarter is driven by a decrease in cash used for acquisitions of $1,296 million, which related to the $1,272 million purchase, net of cash acquired, of the HHI Business, and the $24 million purchase, net of cash acquired, of Shaser in the Fiscal 2013 Quarter. The remaining $93 million decrease in cash used by investing activities related to a $100 million escrow payment in the Fiscal 2013 Quarter for the future acquisition of the TLM Business, net of a $7 million increase in capital expenditures in the Fiscal 2014 Quarter.
Financing Activities
Debt Financing
At December 29, 2013 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $850,000 principle due September 4, 2017 (“Tranche A”), $515,000 principle due September 4, 2019 (“Tranche C”), $78,775 Canadian dollar denominated principle due December 17, 2019 ("CAD Term Loan") and $308,048 Euro denominated principle due September 4, 2019 ("Euro Term Loan") (together, the “Term Loan”); (ii) 6.75% unsecured notes (the “6.75% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million ABL Facility.
At December 29, 2013, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $1,752 million under the Term Loan, maturing in tranches on September 4, 2017, September 4, 2019 and December 17, 2019; ii) $300 million under the 6.75% Notes, maturing March 15, 2020; (iii) $520 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570 million under the 6.625% Notes, maturing November 15, 2022; and (v) $110 million under the ABL Facility, expiring May 24, 2017.
At December 29, 2013, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").
From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH or its subsidiaries, in the open market or otherwise.
See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

The Fiscal 2014 Quarter net cash provided by financing activities of $77 million consisted of the following: (i) proceeds related to the issuance $524 million of Term Debt; (ii) a use of $513 million to repay debt under the Senior Credit Facilities; (iii) borrowings of $110 million on our ABL Facility; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $25 million; (v) a use to pay $13 million of dividends; (vi) a use to pay $5 million of debt issuance costs; (vii) a use of $5 million for treasury stock purchases; and (viii) $4 million proceeds from other financing activities. The primary use of the proceeds was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities.”
The Fiscal 2013 Quarter net cash provided by financing activities of $1,488 million consisted of the following: (i) proceeds related to the issuance $792 of Term Debt; (ii) proceeds related to issuance of $570 million of 6.625% Notes and $520 million of 6.375% Notes; (iii) a use of $370 million to repay debt under the Senior Credit Facilities; (iv) a use to pay $44 million of debt issuance costs; (v) borrowings of $32 million on our ABL Facility; (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $18 million; and (vii) $6 million proceeds from other financing activities.
Interest Payments and Fees
In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $153 million in the aggregate on our senior secured and unsecured debt. This includes interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million. In addition, this also includes interest under our Term Loan and ABL Facility of approximately $60 million and $2 million, respectively. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities
During the Fiscal 2014 Quarter, we granted 414 thousand shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases where the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $29 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for Fiscal 2013.
Critical Accounting Policies and Critical Accounting Estimates
Our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2013.

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
Interest Rate Risk
A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At December 29, 2013, there were no outstanding interest rate derivative instruments.
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
At December 29, 2013, assuming a 1 percent unfavorable shift in interest rates of our variable rate Term Loan, there would be no financial impact as the underlying interest rates are currently greater than 1 percent below the floor of our variable rate Term Loan. At December 29, 2013, there were no outstanding interest rate derivative instruments.
At December 29, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $18 million.
At December 29, 2013, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1 million.

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

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 27, 2013 (our “Form 10-K”). Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2014 Quarter, we did not sell any equity securities that were not registered under the Securities Act. On August 6, 2013, the Board of Directors approved a $200 million common stock repurchase program. The authorization is effective for 24 months. The following table reflects all shares repurchased inclusive of the the common stock repurchase program discussed above.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended December 29, 2013
October 1, 2013 - October 27, 2013	54,752	$62.97	104,752	$193,545,861
October 28, 2013 - November 24, 2013	17,000	62.97	121,752	192,475,316
November 25, 2013 - December 29, 2013	—	—	121,752	192,475,316

Total	71,752	$62.97	121,752	$192,475,316

Item 6.	Exhibits

Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2014

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

Exhibit 10.1
First Amendment and Restatement Agreement by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Spectrum Brands Canada, Inc., as Canadian borrower, the Term Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2013).

Exhibit 10.2
Eighth Amendment to Loan and Security Agreement, dated as of June 16, 2010, with Holdings, Bank of America, N.A., as collateral agent and administrative agent, certain domestic subsidiaries of Spectrum Brands, Inc. and lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2013).

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