Form 10-K
period 2014-09-30
Spectrum Brands Holdings, Inc.
filed 2014-11-21
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,625,023,395 based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 30, 2014). As of November 19, 2014, there were outstanding 52,671,108 shares of the registrant's Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of September 30, 2014 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	the loss of, or a significant reduction in, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2014 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We also design, market and distribute a broad range of branded small household appliances and personal care products. We also design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands. We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, pet supplies, electric shaving and grooming, electric personal care, home and garden controls, and hardware and home improvement. Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of residential locksets and builders hardware and plumbing products (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for further information on our operating segments.

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

	Percentage of Total Company
	Net Sales for the Fiscal Year Ended
	September 30,
	2014	2013	2012
Hardware and home improvement products	26%	21%	—%
Consumer batteries	22%	23%	29%
Small appliances	16%	18%	24%
Pet supplies	14%	15%	19%
Home and garden control products	10%	10%	12%
Electric shaving and grooming products	6%	7%	8%
Electric personal care products	6%	6%	8%
	100%	100%	100%

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

Furthermore, we provide kitchen, bath and shower faucets as well as other plumbing products through our Pfister brand. Pfister is recognized for bringing showroom styles to the mass market at affordable prices and offers a lifetime warranty on all of its products. We have combined robust customer collaboration with consumer driven research to drive innovative products that are well-received by the market. With its affordable, quick-to-market and custom designed solutions, Pfister has an established capability to effectively service hospitality and international markets. Pfister seeks to differentiate itself from competition through its breadth of styles and finishes designed to meet consumer, plumber and builder needs.

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

This business segment also manufactures and markets a complete line of insect repellent products that provide protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents available in a variety of formulas (such as aerosols, lotions, pump sprays and wipes) to match consumers’ dynamic needs, as well as area repellents (such as yard sprays, citronella candles and patio lanterns) that let consumers enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter and Repel.

In addition to providing pest solutions, our line of outdoor insect and weed control solutions allows consumers to conquer bugs and weeds, and tackle their biggest lawn and landscaping projects themselves. From selective and non-selective herbicides to pest-specific solutions, our outdoor products are available in easy-to-use formulations (such as aerosols, granules, ready-to-use or hose-end ready-to-sprays) designed to fulfill a variety of consumer needs. Our outdoor insecticide and herbicide brands include Spectracide, Garden Safe and Liquid Fence.

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

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart represented approximately 16% of our consolidated net sales for the fiscal year ended September 30, 2014. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2014.

Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11, “Segment Information,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Sales and distribution practices in each of our reportable segments are as set forth below.

Global Batteries & Appliances

We manage our Global Batteries & Appliances sales force by geographic region and product group. Our sales team is divided into four major geographic territories:  North America, Latin America, Europe and Asia/Pacific. Within each major geographic territory, we have additional subdivisions designed to meet our customers’ needs.

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

The sales force serving our customers in Europe and Asia/Pacific is supplemented by an international network of distributors to promote the sale of our products. Our sales operations throughout Europe and Asia/Pacific are organized by geographic territory and the following sales channels: (i) food/retail, which includes mass merchandisers, discounters and drug and food stores; (ii) specialty trade, which includes clubs, consumer electronics stores, department stores, photography stores and wholesalers/distributors; and (iii) industrial, government, hearing aid professionals and OEMs.

Global Pet Supplies

Our Global Pet Supplies sales force is aligned by customer, geographic region and product group. We sell pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

Home and Garden Business

The Home and Garden Business sales force is geographically aligned with our key customers. We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers in the U.S.

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

In our fiscal years ended September 30, 2014, 2013 and 2012, we invested $47.9 million, $43.3 million and $33.1 million, respectively, in product research and development.

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

We also use and maintain a number of trademarks in our business, including RAYOVAC, REMINGTON, VARTA, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, SPECTRACIDE, CUTTER, HOT SHOT, GARDEN SAFE, REPEL, GEORGE FOREMAN, RUSSELL HOBBS, FARBERWARE, TOASTMASTER, BLACK & DECKER, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE AND PFISTER. We seek trademark protection in the U.S. and in foreign countries.

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

We license the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In July 2014,  Spectrum Brands and The Black & Decker Corporation (“BDC”) extended the trademark license agreement through December 2018.  Under the agreement as extended, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires us to comply with maximum annual return rates for products.

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

Through the acquisition of the residential hardware and home improvement business (the “HHI Business”), we own the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.

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

Competition within the hardware and home improvement industry varies based on location and product segment. The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand, and private label import brands such as Defiant and Gatehouse. Major competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, and the private label brands of The Home Depot and Lowe’s.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $4.6 million for estimated liabilities at September 30, 2014 should not be material to our business or financial condition.

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

Employees

We had approximately 13,400 full-time employees worldwide as of September 30, 2014. Approximately 15% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2015, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 7% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Any of the following factors could materially and adversely affect our business, financial condition and results of operations.  The risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related To Our Business

Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2014, we had total indebtedness under the Senior Secured Facilities, the Notes and other debt instruments of approximately $3 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

The Senior Secured Facilities and the Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the Indentures also contain customary events of default. These covenants could among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, the Senior Secured Facilities and the Indentures require us to dedicate a portion of cash flow from operations to payments on debt and the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities could terminate their commitments and the lenders under our Senior Secured Facilities or the holders of the Notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under certain of the agreements governing Spectrum Brands' debt, including any foreclosure on or sale of SB Holdings' common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the Senior Secured Facilities, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of our Term Loan and ABL Facility. In addition, under the Indentures, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “ Risks Related to SB Holdings' Common Stock—HRG and its significant stockholders exercise significant influence over us and their interests in our business may be different from the interests of our stockholders” in this Form 10-K.

We face risks related to the current economic environment.

The economic environment and related turmoil in the global financial system between 2008 and 2012 had an impact on our business and financial condition, and we may face additional challenges if economic and financial market conditions deteriorate in the future.

Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Our ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. A number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a new economic downturn could have a negative impact on discretionary consumer spending. If the economy deteriorates or fails to further improve, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

In the last few years, concern over continuing high unemployment, stagnant economic performance and government debt levels in many European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Continued weakness of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

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

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., (d/b/a HWI Breville) NACCO Industries, Inc. (Hamilton Beach ) and SEB S.A. In the hardware and home improvement industry, our principal competitors are Schlage, a division of Ingersoll-Rand, Masco, Fortune Brands, Kohler and American Standard. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of our operations.

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

•	Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.
•	Consumer purchasing behavior may shift to distribution channels, including to online retailers, where we and our customers do not have a strong presence.
•	Consumer preferences may change to lower margin products or products other than those we market.
•

We may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition. If our product offerings are unable to compete successfully, our sales, results of operations and financial condition could be materially and adversely affected.  In addition, we may be unable to implement changes to our products or otherwise adapt to changing consumer trends.  If we are unable to respond to changing consumer trends, our operating results and financial condition could be adversely affected.

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

Weather conditions have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.  Adverse weather conditions during the first six months of the calendar year (Spectrum’s second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on our home and garden business and our financial results during such period.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 40% of our net sales for the fiscal year ended September 30, 2014 were to customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

•

currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real, Canadian Dollar, Australian Dollar, Japanese Yen and the Mexican Peso;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;
•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful;
•	labor unrest;
•	political and economic instability, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;
•	lack of developed infrastructure;
•	longer payment cycles and greater difficulty in collecting accounts;
•	restrictions on transfers of funds;
•	import and export duties and quotas, as well as general transportation costs;
•	changes in domestic and international customs and tariffs;
•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;
•	inadequate protection of intellectual property in foreign countries;
•	unexpected changes in regulatory environments;
•	difficulty in complying with foreign law; and
•	adverse tax consequences.

The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.

Our products utilize certain key raw materials; any significant increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on our business, financial condition and profits.

The principal raw materials used to produce our products—including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during the years 2012 and 2013, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

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

As of September 30, 2014, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $1,088 million and tax benefits related to state NOLs of $70 million. These net operating loss carryforwards expire through years ending in 2034. As of September 30, 2014, we determined that it continues to be more likely than not that the U.S. federal and most of the U.S. state net deferred tax asset, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. federal and most of the U.S. state deferred tax asset, including Spectrum Brands, Inc.’s NOLs. In addition, Spectrum Brands, Inc. has had changes of ownership, as defined under Section 382 of the Internal Revenue Code (the “IRC”) of 1986, as amended, that continue to subject a significant amount of Spectrum Brands, Inc.’s U.S. NOLs and other tax attributes to certain limitations.

As a consequence of the merger of Salton, Inc. and Applica Incorporated in December 2007 (which created Russell Hobbs, Inc.), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs, Inc.’s U.S. NOLs is also subject to limitations imposed by Section 382 of the IRC. We expect that a significant portion of these carryforwards, if any, will not be available to offset future taxable income. In addition, use of Russell Hobbs, Inc.’s NOLs and tax credit carryforwards is dependent upon both Russell Hobbs, Inc. and us achieving profitable results in the future. Russell Hobbs Inc.’s U.S. NOLs were subject to a full valuation allowance at September 30, 2014.

As of September 30, 2014, we estimate that approximately $302 million of the Spectrum Brands, Inc. and Russell Hobbs, Inc. U.S. federal NOLs and tax benefits of $17 million from Spectrum Brands, Inc. and Russell Hobbs, Inc. state NOLs would expire unused even if the Company generates sufficient income to otherwise use all its NOLs, due to the limitation in Section 382 of the IRC.

If we are unable to fully utilize our NOLs, other than those restricted under Section 382 of the IRC, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 16% of our consolidated net sales for the fiscal year ended September 30, 2014. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

Although we have long-established relationships with many of our customers, we do not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or if any of our customers were to leave the business, could have a material adverse effect on our sales and profitability.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2014, approximately 40% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

•	We may be unable to sell certain existing inventories of our batteries in Europe and other countries that have adopted similar regulations.

Many of the developing countries in which we operate do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the U.S. and EU or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in our costs as a result of increased regulation, legislation or enforcement could materially and adversely affect our business, results of operations and financial condition.

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

In our Global Batteries & Appliances segment, we license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2018.  The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.  Additionally, in connection with our acquisition of the HHI Business, we received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing our products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted us the right to use the “Stanley” and “Black & Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the HHI Business acquisition in connection with certain products and services.  When our right to use these Stanley Black & Decker trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

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

•	the financial condition of our suppliers;
•	political and economic instability in the countries in which our suppliers are located, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;
•	our ability to import outsourced products;
•	our suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or
•	our suppliers’ ability to manufacture and deliver outsourced products according to our standards of quality on a timely and efficient basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of our products. The loss of one or more of our suppliers, a material reduction in their supply of products or provision of services to us or extended disruptions or interruptions in their operations could have a material adverse effect on our business, financial condition and results of operations.

We manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at our Portage, Wisconsin facility. In addition, we also manufacture the majority of our residential door locks at our Subic Bay, Philippines facility.  Our home and garden products are mainly manufactured from our St. Louis, Missouri, facility.  Damage to these facilities, or prolonged interruption in the operations of these facilities whether for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on our ability to manufacture and sell our foil shaving, residential door locks and home and garden products which could in turn harm our business, financial condition and results of operations.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

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

In the ordinary course of our business, we may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. Additionally, we do not maintain product recall insurance. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product and could damage the reputation or the value of the related brand. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.

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

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.  See “Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries”  in this Form 10-K.

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

In addition, in connection with business acquisitions, we have assumed, and in connection with future acquisitions may assume in the future, certain potential environmental liabilities. To the extent we have not identified such environmental liabilities or to the extent the indemnifications obtained from our counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on our business.

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.

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

On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos which we do not have exclusive use of. Public perception that any such third party trademarks, band names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 15% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2015, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 7% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

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

Our acquisition and expansion strategy may not be successful.

Our growth strategy is based in part on growth through acquisitions, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations. The execution of our acquisition and expansion strategy could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions will be pursued or that any acquisitions that are pursued will be consummated.

Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future business acquisitions and the integration of such acquired businesses with Spectrum into a combined company, including legal, accounting, financial advisory and other costs.

We expect to incur one-time costs in connection with integrating the operations, products and personnel of Spectrum and acquired businesses into a combined company, in addition to costs related directly to completing such acquisitions described below. We would expect similar costs to be incurred with any future acquisition.  These costs may include expenditures for:

•	employee redeployment, relocation or severance;
•	integration of operations and information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of acquired businesses. Additional unanticipated costs may yet be incurred as we integrate our business with acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of acquired businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names among Spectrum and its acquired businesses, we cannot assure you that we will achieve such benefits.

We may not realize the anticipated benefits of, and synergies from, our business acquisitions and may become responsible for certain liabilities and integration costs as a result.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of acquired businesses is frequently expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We will often be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. In some instances, we and certain acquired businesses have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

We may also acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses or product distribution rights that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.

In addition, in connection with business acquisitions, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent the indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

Integrating our business with acquired businesses may divert our management’s attention away from operations.

Successful integration of acquired businesses’ operations, products and personnel with us may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.

As a result of business acquisitions, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of business acquisitions, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business. In addition, we currently do not maintain “key person” insurance covering any member of our management team.

If any of our key personnel or those of our acquired businesses were to join a competitor or form a competing company, existing and potential customers or suppliers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by former directors, officers, employees or stockholders of us, our acquired businesses or our transactional counterparties will be effective in preventing a loss of business.

General customer uncertainty related to our business acquisitions could harm us.

Our customers may, in response to the announcement or consummation of a business acquisition, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

We are required to supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the HHI Business acquisition. Our provision of products and services under these agreements require us to dedicate resources of the HHI Business and may result in unfavorable results to us.

Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business which includes the acquired Tong Lung Metal Industry Co. Ltd. (the “TLM Business”) that we acquired or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the HHI Business acquisition at facilities operated by the HHI Business and the TLM Business and maintained by us pursuant to certain specifications. We and Stanley Black & Decker entered into supply agreements (each, a “Supply Agreement”) whereby we provide Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This requires us to dedicate resources of the HHI Business and the TLM Business towards the provision of these products and services and may result in unfavorable results to us. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the HHI Business acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.

Risks Related to SB Holdings' Common Stock

HRG and its significant stockholders exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.

HRG, as our majority stockholder, and its significant stockholders, have the ability to influence the outcome of any corporate action by us that requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. In addition, we are a party to a stockholder agreement with HRG and certain of its stockholders.

This influence and actual control may have the effect of discouraging offers to acquire SB Holdings because any such consummation would likely require the consent of HRG and perhaps certain of its stockholders. HRG may also delay or prevent a change in control of SB Holdings. See “Risks Related to our Business—The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt. ”

In addition, because HRG owns more than 50% of the voting power of SB Holdings, SB Holdings is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of SB Holdings' board of directors and SB Holdings' entire compensation committee be independent do not apply. As a result, the ability of SB Holdings' independent directors to influence its business policies and affairs may be reduced.

If HRG were to sell substantial amounts of SB Holdings' common stock in the public market, or investors perceive that these sales could occur, the market price of SB Holdings' common stock could be adversely affected. SB Holdings has entered into a registration rights agreement (the “Registration Rights Agreement”) with HRG, certain of HRG’s stockholders and certain other of our stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require SB Holdings to register all or some of such shares for sale under the Securities Act in certain circumstances, and also have the right to include those shares in a registration initiated by SB Holdings. If SB Holdings is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by SB Holdings, sales made by such stockholders may adversely affect the price of SB Holdings' common stock and SB Holdings' ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that SB Holdings register its shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of SB Holdings' common stock.

We are one of several companies in which HRG owns a controlling interest. The interests of HRG and these other companies may, from time to time, diverge from the interests of other SB Holdings stockholders and from each other, particularly with regard to new investment opportunities. HRG is not restricted from investing in other businesses involving or related to the marketing or distribution of household products, pet and pest products and personal care products. HRG may also engage in other businesses that compete or may in the future compete with SB Holdings.

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

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	sales of the common stock;
•	our ability to execute our business plan;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	additional issuances of the common stock;
•	low volume of sales due to concentrated ownership of the common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	market concerns with respect to the potential indirect impact of matters not directly involving SB Holdings but impacting HRG or its affiliates.

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

Under our equity incentive plan approved by the shareholders on March 1, 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), 4,625,676 shares of common stock of SB Holdings, net of cancellations, were authorized to be issued.  At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1,000,000; therefore, a total of 5,625,676 shares, net of cancellations, are authorized to be issued under such plan.  As of September 30, 2014, we have issued 667,933 restricted shares and 3,768,198 restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 1,857,478 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging and distribution facilities at September 30, 2014:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin(1)	Battery Manufacturing
Portage, Wisconsin(1)	Battery Manufacturing
Dischingen, Germany(2)	Battery Manufacturing
Washington, UK(2)	Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Battery Manufacturing
Jaboatao, Brazil(1)	Battery Manufacturing
Dixon, Illinois(2)	Distribution
Ellwangen-Neunheim, Germany(2)	Distribution
Redlands, California(2)	Distribution
Manchester, England(1)	Distribution
Wolverhampton, England(1) (2)	Distribution

Hardware & Home Improvement
Brockville, Canada(2)	Distribution
Charlotte, North Carolina(2)	Distribution
Cobourg, Canada(1)	Distribution
Denison, Texas(1) (2)	Manufacturing & Distribution
Fort Mill, South Carolina(2)	Manufacturing
Mexicali, Mexico(2)	Manufacturing
Mira Loma, California(2)	Distribution
Monterrey, Mexico(1)	Manufacturing & Distribution
Nogales, Mexico(1)	Manufacturing
Shenzhen, China	Distribution
Chia-Yi, Taiwan(2)	Manufacturing
Subic Bay, Philippines(1)	Manufacturing
Xiamen, China(2)	Manufacturing
Xiaolan, China(2)	Manufacturing

Global Pet Supplies
Noblesville, Indiana(1)	Manufacturing
Bridgeton, Missouri(2)	Manufacturing
Blacksburg, Virginia(1)	Manufacturing
Melle, Germany(1)	Manufacturing
Melle, Germany(2)	Distribution
Edwardsville, Illinois(2)	Distribution
Phnom Penh, Cambodia(2)	Manufacturing
Daleville, Virginia(2)	Distribution

Home and Garden Business
St. Louis, Missouri(2)	Manufacturing
Edwardsville, Illinois(3)	Distribution
(1)	Facility is owned.
(2)	Facility is leased.
(3)	Facility is leased and managed by a third party logistics firm.

We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters and primary research and development facility located in Middleton, Wisconsin.

We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business.

We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Environmental

We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability that may result from the resolution of these matters in excess of the amounts provided of approximately $4.6 million will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

As of November 19, 2014, there were approximately 4 holders of record based upon data provided by the transfer agent for the SBH Common Stock. We believe the number of beneficial holders of our Common Stock is significantly in excess of this amount.

The following table sets forth the reported high and low bid prices per share of SBH Common Stock as reported on the NYSE Composite Transaction Tape, for the fiscal period indicated:

	High	Low
Fiscal 2014
Quarter ended September 30, 2014	$90.53	$81.64
Quarter ended June 29, 2014	$85.50	$72.92
Quarter ended March 30, 2014	$79.76	$67.90
Quarter ended December 29, 2013	$70.83	$62.76
Fiscal 2013
Quarter ended September 30, 2013	$67.64	$56.16
Quarter ended June 30, 2013	$62.10	$53.36
Quarter ended March 31, 2013	$56.59	$44.93
Quarter ended December 30, 2012	$47.83	$40.24

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 6, 2013, the Board of Directors approved a $200 million common stock repurchase program. The authorization is effective for 24 months. The following table reflects all shares repurchased, inclusive of shares purchased under the common stock repurchase program discussed above.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that may
	of Shares	Price Paid	Publicly Announced	Yet Be Purchased Under
	Purchased	Per Share	Plans or Programs	the Plans or Programs
Fiscal 2014
Quarter ended September 30, 2014	—	$—	—	—
Quarter ended June 29, 2014	—	$—	—	—
Quarter ended March 30, 2014	—	$—	—	—
Quarter ended December 29, 2013	71,752	$62.92	71,752	—
Fiscal 2013
Quarter ended September 30, 2013	50,000	$60.13	50,000	—
Quarter ended June 30, 2013	—	$—	—	—
Quarter ended March 31, 2013	—	$—	—	—
Quarter ended December 30, 2012	—	$—	—	—
Total	121,752	$61.77	121,752

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2014 and 2013 and our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012 are included elsewhere in this Annual Report on Form 10-K. The information presented below as of and for the fiscal year ended September 30, 2013 also includes the results of the HHI Business operations since December 17, 2012, and the results of TLM Taiwan since April 8, 2013.

The following selected financial data, which may not be indicative of future performance, should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$4,429.1	$4,085.6	$3,252.4	$3,186.9	$2,567.0
Gross profit	1,568.9	1,390.3	1,115.7	1,128.9	921.4
Operating income (1)	481.9	351.2	301.7	227.9	168.8
Interest expense (2)	202.1	375.6	191.9	208.3	277.0
Other expense, net	6.3	3.5	0.9	2.5	12.3
Reorganization items expense	—	—	—	—	3.6
Income (loss) from continuing operations before income taxes	273.5	(28.0)	109.0	17.1	(124.2)
Income tax expense (3)	59.0	27.4	60.4	92.3	63.2
Loss from discontinued operations, net of tax (4)	—	—	—	—	(2.7)
Net income (loss)	214.5	(55.3)	48.6	(75.2)	(190.1)
Less: Net income (loss) attributable to noncontrolling interest	0.4	(0.1)	—	—	—
Net income (loss) attributable to controlling interest	214.1	(55.2)	48.6	(75.2)	(190.1)
Restructuring and related charges - cost of goods sold (5)	3.7	10.0	9.8	7.8	7.2
Restructuring and related charges - operating expenses (5)	19.2	24.0	9.7	20.8	17.0
Per Share Data:
Net income (loss) per common share
Basic	$4.07	$(1.06)	$0.94	$(1.47)	$(5.28)
Diluted (6)	4.02	(1.06)	0.91	(1.47)	(5.28)
Average shares outstanding
Basic	52.6	52.0	51.6	51.1	36.0
Diluted	53.3	52.0	53.3	51.1	36.0

Cash Flow and Related Data:
Net cash provided by operating activities	$432.7	$256.5	$258.8	$227.4	$57.3
Capital expenditures (7)	73.3	82.0	46.8	36.2	40.3
Depreciation and amortization (excluding amortization of debt issuance costs) (7)	204.4	183.8	133.8	135.1	117.4
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$194.6	$207.3	$158.0	$142.4	$170.6
Working capital (8)	518.9	530.5	450.8	441.4	536.9
Total assets	5,513.0	5,626.7	3,751.6	3,626.7	3,873.7
Total long-term debt, net of current maturities	2,894.1	3,115.9	1,652.9	1,535.5	1,723.1
Total debt	2,990.9	3,218.9	1,669.3	1,551.6	1,743.8
Total shareholders' equity	1,086.8	940.1	989.1	1,018.5	1,046.4

(1)

Pursuant to the guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 350: “Intangibles-Goodwill and Other,” we conduct annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $32 million in Fiscal 2011. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), “Significant Accounting Policies—Intangible Assets,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on impairment charges.

(2)

Fiscal 2014 includes a non-cash charge of $9 million related to the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company’s Term Loan. Fiscal 2013 includes fees and expenses of $106 million coupled with a non-cash charge of $16 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and replacement of the Company’s 9.5% Notes and Term Loan in conjunction with the acquisition of the HHI Business. Fiscal 2012 includes a non-cash charge of $2 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and refinancing of the Company’s 12% Notes. Fiscal 2011 includes a non-cash charge of $24 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of the Company’s Term Debt facility. Fiscal 2010 includes a non-cash charge of $83 million related to the write-off of unamortized debt issuance costs and unamortized discounts and premiums in connection with the extinguishment and refinancing of debt that was completed in conjunction with the merger with Russell Hobbs.

(3)

Fiscal 2014 income tax expense of $59 million includes a non-cash benefit of approximately $116 million resulting from a decrease in the valuation allowance against certain net deferred taxes. Fiscal 2013 income tax expense of $27 million includes a non-cash charge of approximately $64 million resulting from an increase in the valuation allowance against certain net deferred tax assets, net of a $50 million benefit due to the reversal of $50 million of the valuation allowance in conjunction with the acquisition of the HHI Business. Fiscal 2012 income tax expense of $60 million includes a non-cash charge of approximately $14 million resulting from an increase in the valuation allowance against certain net deferred tax assets, net of a $15 million benefit due to the reversal of $15 million of the valuation allowance in conjunction with the acquisition of FURminator. Fiscal 2011 income tax expense of $92 million includes a non-cash charge of approximately $65 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $92 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

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

(5)	See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(6)

Diluted average shares outstanding for each of Fiscal 2013, Fiscal 2011 and Fiscal 2010 does not assume the exercise of common stock equivalents as the impact would be antidilutive due to the losses reported for those periods

(7)	Amounts reflect the results of continuing operations only.
(8)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. All references to Fiscal 2014, Fiscal 2013 and Fiscal 2012 refer to fiscal year periods ended September 30, 2014,  2013 and 2012, respectively.

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

On October 2, 2014, we completed the acquisition of Tell Manufacturing, Inc., a leading U.S. manufacturer and distributor of commercial doors, locks and hardware.  On September 23, 2014, we entered into an agreement with Procter & Gamble (“P&G”) to acquire P&G’s European pet food business, consisting of the complementary IAMS and Eukanuba premium brands for dogs and cats.  This acquisition is expected to close in the second quarter of the fiscal year ending September 30, 2015 (“Fiscal 2015”).

Business Overview

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We also design, market and distribute a broad range of branded small household appliances and personal care products. We also design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. Our manufacturing and product development facilities are located in the United States (“U.S.”), Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.  We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement. Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of our home and garden and insect control business (“Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of residential locksets and builders hardware and plumbing products (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our operating segments.

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

Fiscal 2014.  To reduce operating costs we implemented a series of initiatives to rationalize the international operations within our residential hardware and home improvement business, which was acquired in Fiscal 2013 (the “HHI Business”). These initiatives will include headcount reductions and the exit of certain unprofitable international business within the Hardware and Home Improvement segment (the “HHI Business Rationalization Initiatives”).

Fiscal 2013. To reduce operating costs we implemented a series of initiatives throughout the Company comprised principally of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and within Corporate (the “Global Expense Rationalization Initiatives”). On November 3, 2014, we announced an expansion of our Global Expense Rationalization Initiatives, which consist of headcount reductions. Costs associated with the expanded initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500, which include costs associated with the Global Expense Rationalization Initiatives announced in Fiscal 2013.

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

During Fiscal 2014, at our Home and Garden Business segment, we entered the animal repellents category with the acquisition of The Liquid Fence Company. In addition, we increased our pest repellent offerings with the Cutter Backwoods Dry Insect Repellent aerosol and the Repel Tick Defense aerosol. Continuing our pursuit of innovation, we started offering the Mulch-Lock Ready-to-Use and Mulch-Lock Concentrate, which are versatile landscaping tools that can be used to eliminate frequent groundcover maintenance and help customers save time, effort and money. We also introduced our novel, award-winning Black Flag Refillable Rat Bait Station, a reusable rodenticide product that is easy to refill. At our Global Batteries & Appliances segment, Rayovac released the Phone Boost 800 portable charging device and the car and wall USB power chargers. In addition, Rayovac introduced the Virtually Indestructible Spotlight and the Virtually Indestructible Lantern. Our Russell Hobbs brand entered the health fryer market with the new versatile Purifry and Purifry Multi. Our Black and Dekker brand introduced the Mill & Brew Coffee Maker, an integrated bean grinder that allows coffee drinkers to have the freshest cup of hot coffee. Our Remington brand introduced new personal care products such as the HyperFlex rotary shaver, Vacuum Beard and Grooming kit, SmartEdge Shaver and Virtually Indestructible Hair Clipper. At our Hardware and Home Improvement segment, we launched our SmartKey re-key technology in padlocks, enhancing security and allowing homeowners to use the same key to unlock their home and their padlocks. Within our Hardware and Home Improvement segment, our Kwikset Brand launched the revolutionary Kevo Bluetooth enabled deadbolt. This is a first of a kind deadbolt that turns a smart phone into a key and allows authorized users to open their Kwikset deadbolt by simply touching the lock. Owners of Kevo can also send digital EKeys and monitor the use of their lock by downloading the Kevo app. At our Global Pet Supplies segment, we recently launched the Tetra Betta Ring, which is a designer aquarium indoor system for Betta fish with LED lighting that provides for a relaxing atmosphere. In addition, our Tetra brand introduced a breakthrough innovation for ideal water parameters with biodegradable balls. The biodegradable balls fulfill the living requirements of bacteria by consuming harmful substances with the effect of improving aquarium water quality and less algae growth.

Competitive Landscape

We compete in seven major product categories: consumer batteries, hardware and home improvement, pet supplies, home and garden control products, electric shaving and grooming products, small appliances and electric personal care products.

The consumer battery product category consists of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt, specialty batteries, which include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries; and portable lighting products. Most consumer batteries are marketed under one of the following brands: Rayovac/VARTA, Duracell, Energizer or Panasonic. In addition, some retailers market private label batteries, particularly in Europe. The majority of consumers in North America and Europe purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries but is gradually converting to higher-priced alkaline batteries as household disposable income grows. Our major competitors in the consumer batteries product category are Energizer Holdings, Inc., The Procter & Gamble Company and Matsushita.

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

The Hardware & Home Improvement segment has developed a market-leading franchise with leading brands, making it the most desired manufacturer among top home builders and major retailers. Hardware & Home Improvement is acclaimed as a market leader in the U.S. and Canadian lockset business. Competition within the industry varies based on location as well as product segment. The main source of competition for locks includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand, and private label import brands such as Defiant and Gatehouse. The major U.S. competitors of Pfister, the plumbing brand sold by our Hardware & Home Improvement segment, are Masco, Fortune Brands, Kohler and American Standard. Hardware & Home Improvement also competes with The Home Depot and Lowe’s private label brands.

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

•

Expansive Distribution Network. We distribute our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and Original Equipment Manufacturers.

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

The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended
	September 30,
Fiscal Quarter Ended	2014	2013	2012
December	25%	21%	26%
March	23%	24%	23%
June	25%	27%	25%
September	27%	28%	26%

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Highlights of Consolidated Operating Results

Net Sales. Net sales for Fiscal 2014 increased $343 million to $4,429 million from $4,086 million in Fiscal 2013, an 8% increase. The following table details the principal components of the change in net sales from Fiscal 2013 to Fiscal 2014 (in millions):

Net Sales
Fiscal 2013 Net Sales	$4,086
Increase in hardware and home improvement products	296
Increase in home and garden products	42
Increase in consumer batteries	28
Increase in electric personal care products	10
Increase in electric shaving and grooming products	2
Decrease in small appliances	(4)
Decrease in pet supplies	(23)
Foreign currency impact, net	(8)
Fiscal 2014 Net Sales	$4,429

Consolidated product line net sales by segment for Fiscal 2014 and Fiscal 2013 were as follows (in millions):

	Fiscal Year

	2014	2013
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$958	$932
Small appliances	731	740
Electric shaving and grooming products	278	277
Electric personal care products	264	255
Total Global batteries and appliances	$2,231	$2,204
Hardware and home improvement	1,166	870
Global pet supplies	600	622
Home and garden	432	390
Total net sales to external customers	$4,429	$4,086

Global consumer battery sales increased $26 million, or 3%, during Fiscal 2014 compared to Fiscal 2013. Excluding the impact of negative foreign exchange of $2 million, global consumer battery sales increased $28 million. The constant currency increase in global consumer battery sales was attributable to increases in European and Latin American consumer battery sales of $24 million and $10 million, respectively, partially offset by a decrease in North American consumer battery sales of $6 million. The increase in European and Latin American sales were a result of retailer distribution gains, new customers and products, successful promotion activities and geographic expansion. The decrease in North America was primarily driven by the non-recurrence of approximately $10 million of flashlight sales in North America related to storm activity in the first quarter of Fiscal 2013.

Small appliance sales decreased $9 million, or 1%, during Fiscal 2014 versus Fiscal 2013. Excluding the negative foreign exchange impact of $5 million, small appliances decreased $4 million. Excluding foreign exchange impacts, North American sales declined $20 million, which was tempered by gains in Europe and Latin America of $13 million and $2 million, respectively. The North American sales declines were due to our exit of low-margin promotions in Fiscal 2014. The European and Latin American sales gains were attributable to promotions with existing retailers during Fiscal 2014, coupled with innovative new product launches.

Electric shaving and grooming product sales increased $1 million, or 1%, during Fiscal 2014 compared to Fiscal 2013. Excluding the impact of negative foreign exchange of $1 million, electric shaving and grooming product sales increased $2 million. The constant currency increase was attributable to European and Latin American sales gains of $5 million and $1 million, respectively, offset by a $4 million decline in North American sales. The gains in Europe and Latin America were due to innovative new product launches, promotional activities and expansion into new channels. The decrease in North America was due to the non-recurrence of promotions during the first quarter of Fiscal 2013 and customer inventory management.

Electric personal care sales increased $9 million, or 4%, in Fiscal 2014 versus Fiscal 2013. Geographically, excluding the impact of negative foreign exchange of $1 million, sales increased $5 million in Latin America, $3 million in Europe and $2 million in North America. Latin American sales gains were attributable to volume expansion in Colombia, successful hair care accessories product launches throughout Central America, distribution gains in Brazil and increased promotional activities. The increase in both European and North American sales was driven by innovative new products and successful promotions.

Hardware and home improvement sales increased $296 million, or 34%, during Fiscal 2014 compared to Fiscal 2013. On a proforma basis, as if the acquisition of the HHI Business had occurred at the beginning of the Fiscal 2013, hardware and home improvement sales increased $104 million, or 10%, to $1,166 million in Fiscal 2014 versus $1,062 million in Fiscal 2013. This increase was attributable to the residential security category which accounted for $91 million of the increase due to strong retail positioning in North America coupled with the continued recovery of the U.S. housing market. The plumbing category increased $17 million while the hardware product category decreased $2 million. The plumbing product category increased due to growth in the U.S. from both retail and non-retail channels. Also contributing to the Fiscal 2014 sales increase were sales related to the Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (the “TLM Business”), as prior year results did not include the TLM Business until April 8, 2013.

Global pet supplies sales decreased $22 million, or 4%, during Fiscal 2014 versus Fiscal 2013,  which included a positive foreign currency exchange impact of $1 million. Excluding foreign exchange impacts, aquatic sales and companion animal sales decreased $19 million and $4 million, respectively. The decline in aquatic sales was driven by lower kit and equipment sales in North America and lower aquatic food sales internationally coupled with a one-time negative impact from product registration issues in Russia during the third and fourth quarter of Fiscal 2014. The decline in companion animal sales was driven by adverse weather in North America, which negatively affected retail store traffic during the second quarter of Fiscal 2014, and the non-recurrence of companion animal promotions that took place during the first quarter of Fiscal 2013.

Home and garden product sales increased $42 million, or 11%, in Fiscal 2014 versus Fiscal 2013. The sales gains were attributable to increases in repellent product sales and lawn and garden control sales of $23 million and $20 million, respectively. The repellent product sales increase was driven by market share gains, the extended selling season due to favorable weather and a $13 million increase due to the acquisition of The Liquid Fence Company, Inc. (“Liquid Fence”) on January 2, 2014. The increase in lawn and garden control sales was primarily driven by distribution gains at key retailers and the extended selling season discussed above. These gains were partially offset by a slight decline in household insect control sales of $1 million.

Gross Profit. Gross profit and gross profit margin for Fiscal 2014 was $1,569 million and 35.4% versus $1,390 million and 34.0%, respectively, for Fiscal 2013.    The increase in gross profit and improvement in gross profit margin was primarily attributable to an increase in sales, particularly the shift towards higher margin sales, and continuing cost improvements. In addition, the increase in gross profit margin was driven by the non-recurrence of a $31 million increase to cost of goods sold due to the sale of inventory during Fiscal 2013 that was revalued in connection with the acquisition of the HHI Business.

Operating Expenses. Operating expenses for Fiscal 2014 totaled $1,087 million compared to $1,039 million for Fiscal 2013. The $48 million increase in operating expenses during Fiscal 2014 is primarily attributable to an increase of $76 million in Selling and General and administrative expenses as a result of increased sales partially offset by a $28 million decrease in Acquisition and integration related charges as a result of the HHI Business acquisition in Fiscal 2013.

See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

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

Financial information pertaining to our reportable segments is contained in Note 11, “Segment Information,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our U.S. Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

Below are reconciliations of GAAP Net income, as adjusted, to Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”) and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for Fiscal 2014 and Fiscal 2013:

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2014	Appliances	Supplies	Garden	Improvement	Items(a)	SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$235	$79	$88	$157	$(344)	$215
Income tax expense	—	—	—	—	59	59
Interest expense	—	—	—	—	202	202
Acquisition and integration related charges	8	—	1	4	7	20
Restructuring and related charges	11	3	—	8	1	23
Other (b)	—	—	—	—	1	1
Adjusted EBIT	$254	$82	$89	$169	$(74)	$520
Depreciation and amortization (c)	73	31	13	40	47	204
Adjusted EBITDA	$327	$113	$102	$209	$(27)	$724

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2013	Appliances	Supplies	Garden	Improvement	Items(a)	SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$214	$77	$78	$75	$(499)	$(55)
Pre-acquisition earnings of HHI (d)	—	—	—	30	—	30
Income tax expense	—	—	—	—	27	27
Interest expense	—	—	—	—	376	376
Acquisition and integration related charges	6	2	—	7	33	48
Restructuring and related charges	15	11	1	6	1	34
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$237	$90	$79	$149	$(62)	$493
Depreciation and amortization (c)	67	30	11	32	44	184
Adjusted EBITDA	$304	$120	$90	$181	$(18)	$677

  ______________________________

(a)

It is the Company's policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included in other are costs associated with onboarding for a key executive.

(c)	Included within depreciation and amortization is amortization of stock based compensation.
(d)

The Pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

Global Batteries & Appliances

	Fiscal Year
	2014	2013

Net sales to external customers	$2,231	$2,204
Segment profit	$257	$238
Segment profit as a % of net sales	11.5%	10.8%
Segment Adjusted EBITDA	$327	$304
Assets as of September 30	$2,152	$2,361

Global Batteries and Appliances net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit in Fiscal 2014 increased to $257 million from $238 million in Fiscal 2013.  Segment profitability as a percentage of net sales increased slightly to 11.5% in Fiscal 2014 versus 10.8% in Fiscal 2013.  The increase in segment profit and segment profitably as a percentage of net sales were primarily attributable to increased sales and cost improvements, which were partially offset by unfavorable product mix and pricing pressures in the U.S. and Europe.

Segment Adjusted EBITDA in Fiscal 2014 increased to $327 million from $304 million in Fiscal 2013. The increase in segment Adjusted EBITDA was driven by the factors discussed above.

Segment assets at September 30, 2014 decreased to $2,152 million from $2,361 million at September 30, 2013. The decrease in segment assets of $209 million is primarily due to the transfer of $147 million in cash and cash equivalents from our Global Batteries and Appliances segment to Corporate, coupled with a decrease of $49 million in intangible assets.  Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $1,272 million at September 30, 2014 from $1,322 million at September 30, 2013 due to amortization of intangible assets, coupled with negative foreign exchange impacts.

Hardware & Home Improvement

	Fiscal Year
	2014	2013

Net sales to external customers	$1,166	$870
Segment profit	$172	$89
Segment profit as a % of net sales	14.8%	10.2%
Segment Adjusted EBITDA	$209	$181
Assets as of September 30	$1,629	$1,736

Results of the HHI Business, reported in the Hardware & Home Improvement segment, relate to operations subsequent to the acquisition date of December 17, 2012. A portion of the HHI Business, consisting of the TLM Business, is included in the results of the Hardware and Home Improvement segment subsequent to its acquisition on April 8, 2013.

Hardware and home improvement net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit increased $83 million to $172 million in Fiscal 2014 compared to $89 million Fiscal 2013. Segment profitability as a percentage of net sales was 14.8% in Fiscal 2014 and 10.2% in Fiscal 2013. The increase in segment profit was primarily driven by the inclusion of the HHI Business for the entire Fiscal 2014.  Furthermore, the increase in segment profit and segment profit as a percentage of net sales was driven by the increase in sales and cost improvements, coupled with the non-recurrence of a $31 million increase to cost of goods sold in Fiscal 2013 which related to the sale of inventory revalued in connection with the acquisition.

Segment Adjusted EBITDA was $209 million in Fiscal 2014 compared to $181 million in Fiscal 2013.  The increase in Segment Adjusted EBITDA were driven by the increased sales, cost improvements and other factors discussed above.

Segment assets at September 30, 2014 decreased to $1,629 million from $1,736 million at September 30, 2013. The decrease of $107 million is primarily due to the transfer of $35 million in cash and cash equivalents from our Hardware and Home Improvement segment to Corporate, coupled with a decrease in intangible assets and property, plant and equipment of $21 million and $14 million, respectively, principally due to depreciation and amortization recognized in Fiscal 2014.

Global Pet Supplies

	Fiscal Year
	2014	2013

Net sales to external customers	$600	$622
Segment profit	$82	$91
Segment profit as a % of net sales	13.7%	14.6%
Segment Adjusted EBITDA	$113	$120
Assets as of September 30	$890	$949

Global Pet Supply net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit decreased $9 million to $82 million in Fiscal 2014 compared to $91 million in Fiscal 2013 and segment profitability as a percentage of net sales in Fiscal 2014 decreased to 13.7%, compared to 14.6% in Fiscal 2013. The decrease in segment profit and profitability as a percentage of net sales were primarily driven by decreased sales and unfavorable product mix in Fiscal 2014 as compared to Fiscal 2013, which was partially offset by cost improvements in manufacturing and sourcing.

Segment Adjusted EBITDA in Fiscal 2014 decreased $7 million to $113 million from $120 million in Fiscal 2013. The decrease in Adjusted EBITDA was driven by the factors discussed above for segment profit.

Segment assets at September 30, 2014 decreased to $890 million from $949 million at September 30, 2013. The decrease in segment assets was primarily driven by a $13 million transfer of cash and cash equivalents from our Global Pet Supplies segment to Corporate, coupled with a $32 million decrease in goodwill and intangible assets.  Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $669 million at September 30, 2014 from $701 million at September 30, 2013 due to amortization of intangible assets coupled with negative foreign exchange impacts.

Home and Garden Business

	Fiscal Year
	2014	2013

Net sales to external customers	$432	$390
Segment profit	$89	$78
Segment profit as a % of net sales	20.6%	20.1%
Segment Adjusted EBITDA	$102	$90
Assets as of September 30	$527	$501

Home and Garden net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profitability in Fiscal 2014 increased $11 million to $89 million from $78 million in Fiscal 2013, driven by increased sales in Fiscal 2014 and the acquisition of Liquid Fence. Segment profitability as a percentage of net sales in Fiscal 2014 increased to 20.6% from 20.1% in Fiscal 2013.

Segment Adjusted EBITDA increased $12 million to $102 million in Fiscal 2014 compared to segment Adjusted EBITDA of $90 million in Fiscal 2013 driven by the increase in net sales coupled with cost and operating expense improvements.

Segment assets at September 30, 2014 increased to $527 million from $501 million at September 30, 2013. The increased in segment assets was primarily driven by a $23 million increase in goodwill and intangible assets due to the acquisition of Liquid Fence. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, increased to $449 million at September 30, 2014, from $426 million at September 30, 2013.

See Note 15, “Acquisitions” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Liquid Fence acquisition.

Corporate Expense. Our corporate expense was $75 million in Fiscal 2014 compared to $62 million in Fiscal 2013. The increase in corporate expense is primarily attributable to an increase of $5 million related to corporate support of the HHI business and other initiatives coupled with an increase in stock based compensation of $3 million and onboarding costs for a key executive.  Corporate expense as a percentage of consolidated net sales for Fiscal 2014 increased slightly to 1.7% versus 1.5% for Fiscal 2013 due to the factors discussed above.

Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration related charges.

Restructuring and Related Charges. See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Restructuring and related charges.

Interest Expense. Interest expense in Fiscal 2014 was $202 million compared to $376 million in Fiscal 2013. The decrease in interest expense in Fiscal 2014 of $174 million is primarily due to a non-recurrence of $122 million of costs related to extinguishment of our 9.5% Notes in Fiscal 2013 coupled with ongoing interest cost savings of $56 million from the refinancing of those notes.  The decrease in interest expense is also due to a non-recurrence of $29 million in costs and expenses related to the acquisition financing for the HHI Business in Fiscal 2013.  These savings were partially offset by $11 million in costs related to the refinancing of our Term Loan in Fiscal 2014, consisting of the write off of unamortized deferred financing fees and original issue discount, and the inclusion of a full year of interest related to the HHI Business financing in Fiscal 2014 versus a partial period in Fiscal 2013.  See Note 6, “Debt,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Taxes. In Fiscal 2014,  we recorded income tax expense of $59 million on pretax income from continuing operations of $274 million, and in Fiscal 2013, we recorded income tax expense of $27 million on a pretax loss from continuing operations of $28 million. Our effective tax rate on income from continuing operations was approximately 22% for Fiscal 2014. Our effective tax rate on our loss from continuing operations was approximately (98)% for Fiscal 2013. During Fiscal 2014, our effective tax rate differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35%. During Fiscal 2013, our effective tax rate differed from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes and (iii) the reversal of U.S. valuation allowances of $50 million on deferred tax assets as a result of the acquisition of the HHI Business. Additionally, in Fiscal 2013, the consolidated pretax income was close to break even, resulting in a higher effective tax rate as this rate is calculated by dividing tax expense into pretax income (loss) from continuing operations.

As of September 30, 2014, we have provided residual taxes on approximately $3 million of earnings not yet taxed in the U.S. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards (“NOLs”), we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on future foreign earnings not considered to be permanently reinvested might have a material effect on our effective tax rate. As of September 30, 2014, we project approximately $2 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

As of September 30, 2014, we have U.S. federal NOLs of approximately $1,088 million, with a federal tax benefit of $381 million and future tax benefits related to state NOLs of $70 million. We also have foreign NOLs of approximately $106 million.  During Fiscal 2014, we used approximately $300 million of U.S. NOLs, including $179 million from one-time internal restructuring and external debt refinancing activities.

The realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in future periods and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.

Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is approximately $333 million at September 30, 2014. Of this amount, approximately $299 million relates to U.S. net deferred tax assets and approximately $34 million relates to foreign net deferred tax assets.

For Fiscal 2014, we generated domestic pretax profits of $81 million. Should we continue to generate domestic pretax profits in subsequent periods, there is a reasonable possibility that some or most of the domestic valuation allowance of $299 million could be released at some future date, which could result in a material tax benefit. We estimate that $122 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic income generated due to prior period ownership changes that limit the amount of NOLs we can use.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. As of September 30, 2014 and September 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $12 million and $14 million, respectively.

See Note 9, “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Highlights of Consolidated Operating Results

Net Sales. Net sales for Fiscal 2013 increased $834 million to $4,086 million from $3,252 million in Fiscal 2012, a 26% increase. The following table details the principal components of the change in net sales from Fiscal 2012 to Fiscal 2013 (in millions):

Net Sales
Fiscal 2012 Net Sales	$3,252
Addition of hardware and home improvement products	870
Increase in pet supplies	12
Increase in electric personal care products	5
Increase in home and garden products	3
Decrease in electric shaving and grooming products	(1)
Decrease in consumer batteries	(9)
Decrease in small appliances	(27)
Foreign currency impact, net	(19)
Fiscal 2013 Net Sales	$4,086

Consolidated net sales by product line for Fiscal 2013 and Fiscal 2012 are as follows (in millions):

	Fiscal Year
	2013	2012
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$932	$949
Small appliances	740	772
Electric shaving and grooming products	277	279
Electric personal care products	255	250
Total Global batteries and appliances	$2,204	$2,250
Hardware and home improvement products	870	—
Global pet supplies	622	615
Home and garden	390	387
Total net sales to external customers	$4,086	$3,252
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

Small appliance sales decreased $32 million, or 4%, during Fiscal 2013 versus Fiscal 2012, primarily attributable to declines in North American sales of $45 million and negative foreign exchange impacts of $4 million, partially offset by a $17 million increase in European small appliance sales. The North American sales declines resulted from the planned exit of certain low margin products. Strong small appliances sales in Europe were driven by market share gains in the United Kingdom, regional expansion in both Eastern and Western Europe and successful new product introductions.

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

Hardware and home improvement sales were $870 million for Fiscal 2013, reflecting the results of the HHI Business subsequent to the acquisition on December 17, 2012. Proforma net sales for Fiscal 2013 and Fiscal 2012 as if the acquisition had occurred at the beginning of both periods were $1,062 million and $974 million, respectively. The Fiscal 2013 sales growth was driven by double-digit improvements in the HHI Business' U.S. residential security and plumbing categories due to the housing market recovery.  The results of TLM Taiwan are included in the results of hardware and home improvement sales subsequent to its acquisition on April 8, 2013.

Global pet supplies sales increased $7 million, or 1%, during Fiscal 2013 versus Fiscal 2012, driven by increased companion animal sales of $16 million, tempered by a $4 million decline in aquatics sales and $5 million of negative foreign currency impacts. Gains in companion animal sales resulted from strong growth in the Dingo and FURminator brands, expansion in Europe, new product launches and the inclusion of FURminator sales during all of Fiscal 2013 as the acquisition was completed on December 22, 2011. The decline in aquatic sales was primarily due to a decline in tropical food and outdoor pond product sales in Europe as a result of a later arrival of the spring season due to cooler temperatures.

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

See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Restructuring and related charges.

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

Financial information pertaining to our reportable segments is contained in Note 11, “Segment Information,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”) and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for Fiscal 2013 and Fiscal 2012:

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2013	Appliances	Supplies	Garden	Improvement	Items(a)	SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$214	$77	$78	$75	$(499)	$(55)
Pre-acquisition earnings of HHI (b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	27	27
Interest expense	—	—	—	—	376	376
Acquisition and integration related charges	6	2	—	7	33	48
Restructuring and related charges	15	11	1	6	1	34
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$237	$90	$79	$149	$(62)	$493
Depreciation and amortization (c)	67	30	11	32	44	184
Adjusted EBITDA	$304	$120	$90	$181	$(18)	$677

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2012	Appliances	Supplies	Garden	Improvement	Items(a)	SB Holdings
	(in millions)
Net income (loss), as adjusted (a)	$221	$70	$71	$—	$(313)	$49
Pre-acquisition earnings of HHI(b)	—	—	—	183	—	183
Income tax expense	—	—	—	—	60	60
Interest expense	—	—	—	—	192	192
Acquisition and integration related charges	15	5	2	—	9	31
Restructuring and related charges	7	10	1	—	1	19
Adjusted EBIT	$243	$85	$74	$183	$(51)	$534
Depreciation and amortization (c)	64	28	13	—	29	134
Adjusted EBITDA	$307	$113	$87	$183	$(22)	$668

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

(c)	Included within depreciation and amortization is amortization of stock based compensation.

Global Batteries & Appliances

	Fiscal Year
	2013	2012

Net sales to external customers	$2,204	$2,250
Segment profit	$238	$244
Segment profit as a % of net sales	10.8%	10.9%
Segment Adjusted EBITDA	$304	$307
Assets as of September 30	$2,361	$2,243

Global Batteries and Appliances net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

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

Segment assets at September 30, 2013 increased to $2,361 million from $2,243 million at September 30, 2012. The increase is primarily due to the acquisition of Shaser. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 (“Fiscal 2009”) and acquisitions, increased to $1,322 million at September 30, 2013 from $1,261 million at September 30, 2012, primarily due to the acquisition of Shaser.

Hardware & Home Improvement

	Fiscal Year
	2013	2012

Net sales to external customers	$870	$-
Segment profit	$89	$-
Segment profit as a % of net sales	10.2%	-%
Segment Adjusted EBITDA	$181	$-
Assets as of September 30	$1,736	$-

Results of the HHI Business, reported as a separate business segment, Hardware & Home Improvement, relate to operations subsequent to the acquisition date, December 17, 2012. The results of TLM Taiwan are reflected in the Hardware & Home Improvement segment subsequent to its acquisition on April 8, 2013.

Hardware and Home Improvement net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit in Fiscal 2013 was $89 million. Segment profitability as a percentage of net sales in Fiscal 2013 was 10.2%. Segment profitability was negatively impacted by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition.

Including pre-acquisition earnings of the HHI Business, segment Adjusted EBITDA was $181 million in Fiscal 2013.

Segment assets at September 30, 2013 were $1,736 million. Goodwill and intangible assets were $1,192 million at September 30, 2013.

See Note 15, “Acquisitions” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the HHI Business acquisition.

Global Pet Supplies

	Fiscal Year
	2013	2012

Net sales to external customers	$622	$615
Segment profit	$91	$86
Segment profit as a % of net sales	14.6%	14.0%
Segment Adjusted EBITDA	$120	$113
Assets as of September 30	$949	$956

Global Pet Supply net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit increased $5 million to $91 million in Fiscal 2013 compared to $86 million in Fiscal 2012. Segment profitability as a percentage of net sales in Fiscal 2013 increased to 14.6%, compared to 14.0% in the same period last year. The increase in segment profit and profitability as a percentage of net sales was driven by cost improvements and operating expense reductions, which offset increased cost of goods sold and unfavorable product mix in Fiscal 2013 versus Fiscal 2012.

Segment Adjusted EBITDA in Fiscal 2013 increased $7 million to $120 million from $113 million in Fiscal 2012. The increase in Adjusted EBITDA was driven by the factors discussed above for segment profit.

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

Home and Garden net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profitability in Fiscal 2013 increased $4 million to $78 million from $74 million in Fiscal 2012, driven by the increase in lawn and garden control sales and strong expense management. Segment profitability as a percentage of net sales in Fiscal 2013 improved to 20.1% from 19.0% in Fiscal 2012, as a result of strong expense management.

Segment Adjusted EBITDA improved $3 million to $90 million in Fiscal 2013 compared to segment Adjusted EBITDA of $87 million in Fiscal 2012, driven by the increase in net sales coupled with cost and operating expense improvements.

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

Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

Restructuring and Related Charges. See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our restructuring and related charges.

Interest Expense. Interest expense in Fiscal 2013 was $376 million compared to $192 million in Fiscal 2012. The increase in interest expense in Fiscal 2013 of $184 million is primarily due to costs and expenses related to the extinguishment of our 9.5% Notes and the financing of the acquisition of the HHI Business coupled with higher ongoing interest expense related to the debt issued in connection with that acquisition, partially offset by the non-recurrence of costs and expenses related to the extinguishment of our 12% Notes in Fiscal 2012. We incurred $122 million of costs related to the extinguishment of our 9.5% Notes including cash tender, consent and redemption premium costs totaling $111 million and non-cash costs for the write off of unamortized deferred financing fees less unamortized original issue premium totaling $11 million. We incurred $29 million in costs and expenses related to the acquisition financing for the HHI Business including cash costs of $24 million for bridge financing fees, interest incurred prior to closing and transaction costs, along with non-cash costs of $5 million related to the write-off of debt issuance costs and original issue discount on the former term loan facility. In addition, we incurred $69 million of ongoing cash interest expense related to the debt incurred for the acquisition of the HHI Business. The higher expense incurred in Fiscal 2013 was partially offset by the non-recurrence of $25 million of cash and $2 million of non-cash costs incurred in connection with the extinguishment of our 12% Notes, savings related to the extinguishments of the 12% Notes and the 9.5% Notes coupled with other items netting to reduced interest of $9 million. See Note 6, “Debt,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In light of our plans to voluntarily pay down our U.S. debt, fund distributions to shareholders, fund U.S. acquisitions, and our ongoing U.S. operational cash flow requirements, in Fiscal 2012 we began recording residual U.S. and foreign taxes on current foreign earnings, which we do not consider to be permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. We evaluate annually the available earnings, permanent reinvestment classification and availability of and management intent to use alternative mechanisms for repatriation for each jurisdiction in which we do business. As of September 30, 2013, we have provided residual taxes on approximately $46 million of earnings not yet taxed in the U.S. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of these foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not considered to be permanently reinvested might have a material effect on our effective tax rate. For Fiscal 2013, we expect approximately $3 million of additional tax expense from non-U.S. withholding and other taxes to be incurred on repatriation of current earnings.

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

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.

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

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. As of September 30, 2013 and September 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $14 million and $6 million, respectively. See Note 9, “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Operating Activities. Cash provided by operating activities totaled $433 million during Fiscal 2014 compared to $257 million during Fiscal 2013. The $176 million increase in cash provided by operating activities was primarily due to:

•	Cash generated from higher adjusted EBITDA of $79 million, excluding pre-acquisition earnings of the HHI Business;
•	A $66 million generation of cash from working capital and other items driven by lower accounts receivable and inventory, partially offset by lower accounts payable and other working capital items;
•	Lower cash payments for interest of $46 million;
•	Lower cash acquisition, integration and restructuring related costs of $14 million

Offset by,

•	Higher cash payments for income taxes of $31 million.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2015, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.

At September 30, 2014, there are no significant foreign cash balances available for repatriation. For Fiscal 2015, we expect to generate between $75 million and $125 million of foreign cash that may be repatriated for general corporate purposes.

See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities. Net cash used by investing activities was $94 million for Fiscal 2014 compared to $1,483 million for Fiscal 2013. The $1,389 million decrease in cash used by investing activities in Fiscal 2014 was primarily driven by a decrease in cash used for acquisitions of $1,372 million, which related to the $1,351 million purchase, net of cash acquired, of the HHI Business, and the $49 million purchase, net of cash acquired, of Shaser in Fiscal 2013, compared to a $28 million purchase, net of cash acquired, of Liquid Fence in Fiscal 2014.

We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return cost reduction projects slightly above historical levels.

Financing Activities

Debt Financing

At September 30, 2014 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648 million principal due September 4, 2017 (“Tranche A”), $510 million principal due September 4, 2019 (“Tranche C”), $34 million Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”) and $283 million Euro denominated principal due September 4, 2019 (“Euro Term Loan”) (together, the “Term Loan”); (ii) $300 million 6.75% unsecured notes (the “6.75% Notes”); (iii) $520 million 6.375% unsecured notes (the “6.375% Notes”); (iv) $570 million 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility”).

At September 30, 2014, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility (the “ABL Credit Agreement”).

From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH Holdings, LLC or its subsidiaries, in the open market or otherwise.

See Note 6, “Debt,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.

Financing Activities.   Net cash used by financing activities was $343 million for Fiscal 2014 verses net cash provided by financing activities of $1,280 million for Fiscal 2013.

The Fiscal 2014 net cash used consisted of the following: (i) proceeds related to the issuance of $524 million of Term Debt; (ii) a use of $765 million to repay debt under the Senior Credit Facilities; (iii) a use to pay $62 million of dividends; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $25 million; (v) a use of $5 million for treasury stock purchases; (vi) a use to pay $5 million of debt issuance costs; and (vii) a use of $5 million for other financing activities.

The Fiscal 2013 net cash proceeds consisted of the following: (i) proceeds related to the issuance $1,936 million of Term Debt; (ii) proceeds related to issuance of $570 million of 6.625% Notes and $520 million of 6.375% Notes; (iii) a use of $1,061 million to extinguish $950 million of our 9.5% Notes, which included tender and call premium of $111 million; (iv) a use of $571 million to repay debt under the Senior Credit Facilities; (v) a use to pay $61 million of debt issuance costs; (vi) a use to pay $40 million of dividends; (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $20 million; (viii) a use of $3 million for treasury stock purchases; and (ix) $11 million of proceeds from other financing activities. The primary use of the net proceeds from borrowings was to fund the acquisitions discussed within “Liquidity and Capital Resources - Investing Activities.”

Interest Payments and Fees

In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $141 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million and interest under our Term Loan and ABL Facility of approximately $50 million. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities

During Fiscal 2014, we granted approximately 669 thousand shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $51 million, which represented unearned restricted stock compensation. Such unearned compensation is amortized to expense over the appropriate vesting period.

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

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Debt, excluding capital lease obligations	$90	$69	$552	$8	$761	$1,422	$2,902
Interest payments excluding capital lease obligations	145	140	138	121	119	165	828
Capital lease obligations (1)	13	13	13	9	9	87	144
Operating lease obligations	37	33	29	19	14	32	164
Employee benefit obligations(2)	12	11	11	11	12	65	122
Total Contractual Obligations(3)	$297	$266	$743	$168	$915	$1,771	$4,160

  ______________________________

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.
(2)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 10, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

(3)

At September 30, 2014, our Consolidated Statements of Financial Position includes tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2014, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal year
	2015	2016	2017	2018	2019	Thereafter	Total
Letters of credit	$39	$15	$—	$—	$—	$—	$54
Total Other Commercial Commitments	$39	$15	$—	$—	$—	$—	$54

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

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2014, Fiscal 2013 and Fiscal 2012, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, there were no impairment charges in Fiscal 2014, Fiscal 2013 and Fiscal 2012.

We used a discounted estimated future cash flows methodology to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested the aggregate estimated fair value of our reporting units for reasonableness by comparison to our total market capitalization, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

The fair values of our Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies and Home and Garden Business reporting units, which are also our segments, exceeded their carry values by 87%, 47%, 80% and 146%, respectively, as of the date of our latest annual impairment testing.

See Note 2(h), “Significant Accounting Policies and Practices—Property, Plant and Equipment,” Note 2(i), “Significant Accounting Policies and Practices—Intangible Assets;” Note 4, “Property, Plant and Equipment;” and Note 5, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed to be reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our hardware and home improvement, electric shaving and grooming, electric personal care, home and garden, small appliances and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

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

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash or “slotting” payment to secure the right to distribute through such customer. We capitalize slotting payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales and a corresponding asset is reported in Deferred charges and other in our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for the ability to collect based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of the ability to collect. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial condition in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.

See Note 2(b), “Significant Accounting Policies and Practices—Revenue Recognition;” Note 2(c), “Significant Accounting Policies and Practices—Use of Estimates” and Note 2(e), “Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers;” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Our pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of  2.0% to 13.5% in Fiscal 2014 and of 1.8% to 13.0% in Fiscal 2013. In adjusting the discount rates from Fiscal 2013 to Fiscal 2014, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 2.0% to 7.5% in Fiscal 2014 and 3.6% to 7.8% in Fiscal 2013. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense and required funding contributions. Similarly, an understatement of the expected return would ultimately decrease future pension expense and required funding contributions. If plan assets decline due to poor performance by the markets and/or interest rates decline resulting in a lower discount rate, our pension liability will increase, ultimately increasing future pension expense and required funding contributions.

See Note 10, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”) and ASC Topic 712: “Compensation – Nonretirement Post-Employment Benefits,” (ASC 712”). Under ASC 420 and ASC 712, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred. We present restructuring and related charges on a combined basis.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by us to exit certain activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan.

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

See Note 14, “Restructuring and Related Charges” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.

Accounting for Acquisitions

Accounting for acquisitions requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration; the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; the fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

See Note 15, “Acquisitions” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of ASC 805 purchase accounting valuation assumptions.

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

See Note 9, “Income Taxes” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

See further discussion in Item 3, Legal Proceedings, and Note 12, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

New Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2018.  We have not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how we historically accounted for unrecognized tax benefits in our Consolidated Statements of Financial Position, and therefore, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposures.

A  discussion of our accounting policies for derivative financial instruments is included in Note 7, “Derivative Financial Instruments,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

At September 30, 2014, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent unfavorable shift in interest rates would be a loss of $4 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $4 million.

At September 30, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $38 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $11 million.

At September 30, 2014, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2 million.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control- Integrated Framework (1992). The Company’s management has concluded that, as of September 30, 2014, its internal control over financial reporting is effective based on these criteria. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which is included herein.

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

The information required by Item 401 of Regulation S-K concerning the directors of Spectrum Brands Holdings, Inc. (“SB Holdings”) and the nominees for re-election as directors of SB Holdings at the Annual Meeting of Shareholders to be held on January 27, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the disclosures which will be included under the captions “BOARD OF DIRECTORS,” “PROPOSAL 1-ELECTION OF DIRECTORS,” and “EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” in SB Holdings' definitive Proxy Statement relating to the 2015 Annual Meeting (the “SB Holdings Definitive Proxy Statement”), which will be filed not later than 120 days after the end of SB Holdings' fiscal year ended September 30, 2014.

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

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the SB Holdings Definitive Proxy Statement.

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the SB Holdings Definitive Proxy Statement.

Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the SB Holdings Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the SB Holdings Definitive Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the SB Holdings Definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the SB Holdings Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the SB Holdings Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included in the SB Holdings Definitive Proxy Statement.

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

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014, along with the financial statement schedule II, and our report dated November 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 21, 2014

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Financial Position

September 30, 2014 and September 30, 2013

(Amounts in thousands, except per share figures)

	September 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$194,633	$207,257
Receivables:
Trade accounts receivable, net of allowances $48,641 and $37,376, respectively	439,038	481,313
Other	76,236	65,620
Inventories	624,535	632,923
Deferred income taxes	36,708	32,959
Prepaid expenses and other	63,476	62,833
Total current assets	1,434,626	1,482,905
Property, plant and equipment, net	428,877	412,551
Deferred charges and other	37,279	26,050
Goodwill	1,469,561	1,476,672
Intangible assets, net	2,091,539	2,163,166
Debt issuance costs	51,147	65,329
Total assets	$5,513,029	$5,626,673
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$96,736	$102,921
Accounts payable	519,733	525,519
Accrued liabilities:
Wages and benefits	88,064	82,056
Income taxes payable	18,544	32,613
Accrued interest	35,429	36,731
Other	157,198	172,530
Total current liabilities	915,704	952,370
Long-term debt, net of current maturities	2,894,137	3,115,942
Employee benefit obligations, net of current portion	81,964	96,612
Deferred income taxes	513,204	492,774
Other	21,190	28,879
Total liabilities	4,426,199	4,686,577
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value, authorized 200,000 shares; issued 54,154 and 53,579 shares, respectively; outstanding 52,713 and 52,210 shares	542	535
Additional paid-in capital	1,433,413	1,410,738
Accumulated deficit	(283,141)	(435,911)
Accumulated other comprehensive loss	(63,074)	(38,521)
	1,087,740	936,841
Less treasury stock, at cost, 1,441 and 1,369 shares, respectively	(44,338)	(39,820)
Total shareholders' equity	1,043,402	897,021
Noncontrolling interest	43,428	43,075
Total equity	1,086,830	940,096
Total liabilities and equity	$5,513,029	$5,626,673

See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Operations

Years ended September 30, 2014, 2013 and 2012

(Amounts in thousands, except per share figures)

	2014	2013	2012
Net sales	$4,429,109	$4,085,581	$3,252,435
Cost of goods sold	2,856,527	2,685,285	2,126,922
Restructuring and related charges	3,713	9,984	9,835
Gross profit	1,568,869	1,390,312	1,115,678
Selling	678,152	636,958	521,191
General and administrative	321,645	286,370	218,832
Research and development	47,855	43,334	33,087
Acquisition and integration related charges	20,102	48,445	31,066
Restructuring and related charges	19,182	24,028	9,756
Total operating expenses	1,086,936	1,039,135	813,932
Operating income	481,933	351,177	301,746
Interest expense	202,118	375,625	191,911
Other expense, net	6,286	3,506	878
Income (loss) from continuing operations before income taxes	273,529	(27,954)	108,957
Income tax expense	59,023	27,359	60,385
Net income (loss)	214,506	(55,313)	48,572
Less: Net income (loss) attributable to non-controlling interest	414	(67)	—
Net income (loss) attributable to controlling interest	$214,092	$(55,246)	$48,572
Basic earnings (loss) per share:
Weighted average shares of common stock outstanding	52,634	52,034	51,608
Net income (loss) per share attributable to controlling interest	$4.07	$(1.06)	$0.94
Diluted earnings (loss) per share:
Weighted average shares and equivalents outstanding	53,261	52,034	53,309
Net income (loss) per share attributable to controlling interest	$4.02	$(1.06)	$0.91
Cash dividends declared per common share	$1.15	$0.75	$1.00

See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended September 30, 2014, 2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Net income (loss)	$214,506	$(55,313)	$48,572
Other comprehensive loss, net of tax:
Foreign currency translation loss	(32,528)	(6,622)	(8,602)
Unrealized gain (loss) on derivative hedging instruments	11,531	(2,509)	1,545
Defined benefit pension gain (loss)	(3,617)	4,248	(11,932)
Other comprehensive loss, net of tax	(24,614)	(4,883)	(18,989)
Comprehensive income (loss)	189,892	(60,196)	29,583
Less: Comprehensive income attributable to non-controlling interest	436	136	—
Comprehensive income (loss) attributable to controlling interest	$189,456	$(60,332)	$29,583

See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2014, 2013 and 2012

(In thousands)

					Accumulated
					Other
			Additional		Comprehensive		Total	Non-
	Common Stock		Paid-in	Accumulated	Income (Loss),	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	Deficit	net of tax	Stock	Equity	Interest	Equity
Balances at September 30, 2011	52,226	$525	$1,374,097	$(336,063)	$(14,446)	$(5,616)	$1,018,497	$—	$1,018,497
Net income	—	—	—	48,572	—	—	48,572	—	48,572
Other comprehensive loss	—	—	—	—	(18,989)	—	(18,989)	—	(18,989)
Vesting of restricted stock units	368	3	(3)	—	—	—	—	—	—
Treasury stock purchases	(1,111)	—	—	—	—	(30,996)	(30,996)	—	(30,996)
Amortization of unearned compensation	—	—	29,164	—	—	—	29,164	—	29,164
Restricted stock units surrendered	—	—	(3,997)	—	—	—	(3,997)	—	(3,997)
Dividend declared	—	—	—	(53,156)	—	—	(53,156)	—	(53,156)
Balances at September 30, 2012	51,483	$528	$1,399,261	$(340,647)	$(33,435)	$(36,612)	$989,095	$—	$989,095
Net loss	—	—	—	(55,246)	—	—	(55,246)	(67)	(55,313)
Other comprehensive income (loss)	—	—	—	—	(5,086)	—	(5,086)	203	(4,883)
Vesting of restricted stock units	780	7	(7)	—	—	—	—	—	—
Treasury stock purchases	(53)	—	—	—	—	(3,208)	(3,208)	—	(3,208)
Amortization of unearned compensation	—	—	31,534	—	—	—	31,534	—	31,534
Restricted stock units surrendered	—	—	(20,050)	—	—	—	(20,050)	—	(20,050)
Dividend declared	—	—	—	(40,018)	—	—	(40,018)	—	(40,018)
Noncontrolling interest	—	—	—	—	—	—	—	42,939	42,939
Balances at September 30, 2013	52,210	$535	$1,410,738	$(435,911)	$(38,521)	$(39,820)	$897,021	$43,075	$940,096
Net income	—	—	—	214,092	—	—	214,092	414	214,506
Other comprehensive income loss	—	—	—	—	(24,553)	—	(24,553)	(61)	(24,614)
Vesting of restricted stock units	575	7	(7)	—	—	—	—	—	—
Treasury stock purchases	(72)	—	—	—	—	(4,518)	(4,518)	—	(4,518)
Amortization of unearned compensation	—	—	47,675	—	—	—	47,675	—	47,675
Restricted stock units surrendered	—	—	(24,993)	—	—	—	(24,993)	—	(24,993)
Dividend declared	—	—	—	(61,322)	—	—	(61,322)	—	(61,322)
Balances at September 30, 2014	52,713	$542	$1,433,413	$(283,141)	$(63,074)	$(44,338)	$1,043,402	$43,428	$1,086,830

See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended September 30, 2014, 2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$214,506	$(55,313)	$48,572
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation	75,902	62,114	40,950
Amortization of intangibles	81,728	77,779	63,666
Amortization of unearned restricted stock compensation	46,809	43,861	29,164
Amortization of debt issuance costs	12,796	13,241	9,922
Non-cash increase to cost of goods sold due to HHI acquisition inventory step up	—	31,000	—
Write off unamortized discount / (premium) on retired debt	2,821	(5,178)	(466)
Write off of debt issuance costs	6,395	21,574	2,946
Non-cash restructuring and related charges	9,187	23,245	5,195
Non-cash debt accretion	3,123	2,482	722
Note retirement tender, call premium and related costs	—	111,307	25,400
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,522	(62,316)	22,892
Inventories	10,575	(2,707)	(11,642)
Prepaid expenses and other current assets	(644)	(4,269)	561
Accounts payable and accrued liabilities	(36,510)	(818)	5,360
Deferred taxes	1,929	(21,655)	22,633
Other changes in assets and liabilities	(28,449)	22,162	(7,124)
Net cash provided by operating activities	432,690	256,509	258,751
Cash flows from investing activities:
Purchases of property, plant and equipment	(73,347)	(81,976)	(46,809)
Acquisition of Liquid Fence, net of cash acquired	(27,629)	—	—
Acquisition of Shaser, net of cash acquired	—	(48,766)	—
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)	—
Acquisition of Black Flag	—	—	(43,750)
Acquisition of FURminator, net of cash acquired	—	—	(139,390)
Proceeds from sales of property, plant and equipment	9,203	203	500
Other investing activities	(1,788)	(1,381)	(2,045)
Net cash used by investing activities	(93,561)	(1,482,928)	(231,494)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	523,658	1,936,250	—
Proceeds from issuance of 6.375% Notes	—	520,000	—
Proceeds from issuance of 6.625% Notes	—	570,000	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(764,874)	(571,093)	(155,061)
Payment of 9.5% Notes, including tender and call premium	—	(1,061,307)	—
Proceeds from issuance of 6.75% Notes	—	—	300,000
Payment of 12% Notes, including tender and call premium	—	—	(270,431)
Proceeds from issuance of 9.5% Notes, including premium	—	—	217,000
Debt issuance costs	(5,411)	(60,850)	(11,231)
Other debt financing, net	557	11,941	392
Reduction of other debt	(6,030)	(1,251)	(4,112)
Cash dividends paid	(61,904)	(40,108)	(51,450)
Treasury stock purchases	(4,518)	(3,208)	(30,996)
Share based payment tax withholding payments	(24,972)	(20,141)	(3,936)
Other financing activities	—	—	(953)
Net cash provided (used) by financing activities	(343,494)	1,280,233	(10,778)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(1,871)	—
Effect of exchange rate changes on cash and cash equivalents	(8,259)	(2,647)	(932)
Net increase (decrease) in cash and cash equivalents	(12,624)	49,296	15,547
Cash and cash equivalents, beginning of period	207,257	157,961	142,414
Cash and cash equivalents, end of period	$194,633	$207,257	$157,961
Supplemental disclosure of cash flow information:
Cash paid for interest	$178,652	$336,798	$185,634
Cash paid for taxes	$80,702	$49,638	$39,173

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

The Company sells its products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.

The Company's global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden; and hardware and home improvement.

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

(2)  Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of SB Holdings and its majority owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2014, Fiscal 2013 and Fiscal 2012 refer to the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed reasonably assured. The Company is generally not obligated to allow for, and its general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances, hardware and home improvement and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net sales or an increase in Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with Accounting Standards Codification (“ASC”) Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. The amortization of slotting payments is treated as a reduction in Net sales and a corresponding asset is reported in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 16%,  18% and 23% of the Company’s Net sales during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. This major customer also represented approximately 14% and 11% of the Company’s Trade accounts receivable, net as of September 30, 2014 and September 30, 2013, respectively.

Approximately 40%,  41% and 46% of the Company’s Net sales during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency and political and economic risk. The Company monitors these risks and makes appropriate provisions for ability to collect based on an assessment of the risks present.

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

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The excess of the fair value of the consideration transferred in a business combination over the fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company used the discounted estimated future cash flows methodology. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names, (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit, and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.

In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology are: (i) royalty rates, (ii) projected average revenue growth rates, and (iii) applicable discount rates.

In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company concluded that the fair value of its intangible assets exceeded their carrying value.

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

The fair values of our Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies and the Home and Garden Business exceeded their carrying values by 87%, 47%, 80% and 146%, respectively, as of the date of the Company’s latest annual impairment testing.

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

(m) Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2014 and September 30, 2013, accumulated (losses) gains related to foreign currency translation adjustments of $(39,517) and $(7,050), respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $6,775,  $9,388 and $1,654 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, are included in Other expense, net, in the accompanying Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $260,321,  $246,090 and $198,152 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred advertising costs of $21,356,  $22,971 and $20,706 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income (loss) per common share does not consider the effect of dilutive common stock equivalents. As long as their effect is not antidilutive, diluted net income (loss) per common share reflects the dilution that would occur if employee stock units and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income (loss) of the entity. The computation of diluted net income (loss) per common share uses the “treasury stock” method to reflect dilution. The difference between the number of shares used in the calculations of basic and diluted net income (loss) per share is due to the effects of restricted stock and assumed conversion of employee stock unit awards.

 Net income (loss) per common share is calculated based upon the following shares:

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Basic	52,634	52,034	51,608
Effect of common stock equivalents	627	—	1,701
Diluted	53,261	52,034	53,309

During Fiscal 2013, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the net loss reported.

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

(s) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Pesos and Brazilian Reals.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 7, “Derivative Financial Instruments.”

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following is a roll forward of the amounts recorded in AOCI:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Foreign Currency Translation Adjustments:
Beginning balance	$(7,050)	$(225)	$8,377
Gross change before reclassification adjustment	(32,528)	(6,622)	(8,602)
Gross change after reclassification adjustment	$(32,528)	$(6,622)	$(8,602)
Deferred tax effect	—	—	—
Deferred tax valuation allowance	—	—	—
Other Comprehensive Income (Loss)	$(32,528)	$(6,622)	$(8,602)
Noncontrolling interest	(61)	203	—
Comprehensive income (loss) attributable to controlling interest	$(39,517)	$(7,050)	$(225)

Derivative Hedging Instruments:
Beginning balance	$(2,291)	$218	$(1,327)
Gross change before reclassification adjustment	13,154	(2,013)	(1,824)
Net reclassification adjustment for (gains) losses included in earnings	2,557	(920)	3,097
Gross change after reclassification adjustment	$15,711	$(2,933)	$1,273
Deferred tax effect	(4,225)	(234)	(636)
Deferred tax valuation allowance	45	658	908
Other Comprehensive Income (Loss)	$11,531	$(2,509)	$1,545
Ending balance	9,240	$(2,291)	$218

Defined Benefit Pension Plans:
Beginning balance	$(29,180)	$(33,428)	$(21,496)
Gross change before reclassification adjustment	(6,600)	8,097	(15,682)
Net reclassification adjustment for losses included in Cost of goods sold	582	1,571	900
Net reclassification adjustment for (gains) losses included in Selling expenses	295	(584)	—
Net reclassification adjustment for losses included in General and administrative expenses	491	373	—
Gross change after reclassification adjustment	$(5,232)	$9,457	$(14,782)
Deferred tax effect	2,954	(5,123)	3,632
Deferred tax valuation allowance	(1,339)	(86)	(782)
Other Comprehensive Income (Loss)	$(3,617)	$4,248	$(11,932)
Ending balance	$(32,797)	$(29,180)	$(33,428)

Total Other Comprehensive Income (Loss), net of tax	$(24,614)	$(4,883)	$(18,989)

Total ending AOCI	$(63,074)	$(38,521)	$(33,435)

(t) Stock Compensation

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

On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. During Fiscal 2014, the 2011 Plan was amended to increase the shares issuable by 1,000.  Including the amendment to the 2011 Plan, up to 5,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2014, Fiscal 2013 and Fiscal 2012, was $46,809, $43,861 and $29,164, respectively. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations.  The remaining unrecognized pre-tax compensation cost related to restricted stock units at September 30, 2014 was $11,815.

The Company granted approximately 669 restricted stock units during Fiscal 2014. The 669 restricted stock units granted during Fiscal 2014 include 203 restricted stock units that vested immediately and 143 restricted stock units that vest over a one year period. The remaining 323 restricted stock units are performance-based and vest over a two year period.  The total market value of the restricted stock units on the date of the grant was approximately $50,507.

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

A summary of the Company’s restricted stock and restricted stock unit award activity for Fiscal 2014, Fiscal 2013 and Fiscal 2012, and the non-vested awards outstanding as of September 30, 2014 is as follows:

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Awards	Shares	Fair Value	Date
Restricted stock awards at September 30, 2011	123	24.20	$2,977
Vested	(110)	23.75	(2,613)
Restricted stock awards at September 30, 2012	13	$28.00	$364
Vested	(13)	28.00	(364)
Restricted stock awards at September 30, 2013	—	$—	$—
Vested	—	—	—
Restricted stock awards at September 30, 2014	—	$—	$—

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Units	Shares	Fair Value	Date
Non-vested restricted stock units at September 30, 2011	1,645	$28.97	$47,656
Granted	863	28.28	24,408
Forfeited	(57)	28.49	(1,624)
Vested	(520)	29.83	(15,509)
Non-vested restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	700	45.97	32,176
Forfeited	(302)	30.36	(9,168)
Vested	(1,211)	28.25	(34,216)
Non-vested restricted stock units at September 30, 2013	1,118	$39.11	$43,723
Granted	669	75.50	50,507
Forfeited	(6)	69.33	(416)
Vested	(954)	39.69	(37,860)
Non-vested restricted stock units at September 30, 2014	827	$67.66	$55,954

 (u) Restructuring and Related Charges

Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”) and ASC Topic 712: “Compensation – Nonretirement Post-Employment Benefits,” (ASC 712”). Under ASC 420 and ASC 712, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis.

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

The Company reports restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

(See also Note 14, “Restructuring and Related Charges,” for a more complete discussion of restructuring initiatives and related costs).

(v) Acquisition and Integration Related Charges

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	2014	2013	2012
Russell Hobbs
Legal and professional fees	9	39	1,495
Integration costs	2,421	$3,452	$10,168
Employee termination charges	30	217	3,900
Russell Hobbs Acquisition and integration related charges	$2,460	$3,708	$15,563
HHI Business
Legal and professional fees	2,192	27,712	—
Integration costs	8,691	8,864	—
Employee termination charges	155	356	—
HHI Business Acquisition and integration related charges	$11,038	$36,932	$—
Liquid Fence	3,475	—	—
Shaser	930	4,828	—
FURminator	53	2,270	7,938
Black Flag	—	154	3,379
Other	2,146	553	4,186
Total Acquisition and integration related charges	$20,102	$48,445	$31,066

(3)  INVENTORIES

Inventories consist of the following:

	September, 30
	2014	2013
Raw materials	$104,129	$97,290
Work-in-process	35,259	40,626
Finished goods	485,147	495,007
	$624,535	$632,923

(4)  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September, 30
	2014	2013
Land, buildings and improvements	$159,811	$164,654
Machinery, equipment and other	402,931	338,335
Capitalized leases	98,461	66,791
Construction in progress	32,199	46,668
	$693,402	$616,448
Accumulated depreciation	(264,525)	(203,897)
	$428,877	$412,551

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

(5)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and
	Appliances	Improvement	Supplies	Garden	Total
Goodwill:
Balance at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	67,149	717,853	—	1,614	786,616
Effect of translation	(2,205)	(3,129)	1,145	—	(4,189)
Balance at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Additions	—	3,460	—	7,088	10,548
Effect of translation	(6,085)	(8,377)	(3,197)	—	(17,659)
Balance at September 30, 2014	$327,415	$709,807	$235,880	$196,459	$1,469,561
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	331,000	—	—	331,000
Effect of translation	1,927	(229)	4,284	—	5,982
Balance at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Additions	—	—	—	5,100	5,100
Effect of translation	(2,804)	(205)	(5,867)	—	(8,876)
Balance at September 30, 2014	$544,549	$330,566	$210,559	$88,600	$1,174,274
Intangible Assets Subject to Amortization
Balance at September 30, 2012, net	$447,112	—	$264,622	$162,127	$873,861
Additions	29,379	158,100	802	—	188,281
Amortization during period	(35,553)	(11,372)	(21,379)	(9,475)	(77,779)
Effect of translation	(162)	(267)	1,182	—	753
Balance at September 30, 2013, net	$440,776	146,461	$245,227	$152,652	$985,116
Additions	—	—	1,788	21,800	23,588
Amortization during period	(34,998)	(14,758)	(21,578)	(10,394)	(81,728)
Effect of translation	(5,429)	(1,171)	(3,111)	—	(9,711)
Balance at September 30, 2014, net	$400,349	$130,532	$222,326	$164,058	$917,265
Total Intangible Assets, net at September 30, 2014	$944,898	$461,098	$432,885	$252,658	$2,091,539

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting in the fiscal year ended September 20, 2009. The useful lives for proprietary technology assets associated with the Global Batteries & Appliances segment, the Hardware & Home Improvement segment and the Global Pet Supplies segment range from 9 to 17 years, 8 to 9 years and 4 to 9 years, respectively. The useful lives of customer relationships range from 15 to 20 years within the Global Batteries & Appliances segment and 20 years in each of the Hardware & Home Improvement, Home and Garden and Global Pet Supplies segments.  The useful lives for trade names range from 1 to 12 years within the Global Batteries & Appliances segment, 5 to 8 years within the Hardware & Home Improvement segment and 3 years within the Global Pet Supplies segment.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2014	September 30, 2013

Technology Assets Subject to Amortization:
Gross balance	$192,179	$172,105
Accumulated amortization	(57,567)	(39,028)
Carrying value, net	$134,612	$133,077
Trade Names Subject to Amortization:
Gross balance	$171,072	$171,572
Accumulated amortization	(60,997)	(44,660)
Carrying value, net	$110,075	$126,912
Customer Relationships Subject to Amortization:
Gross balance	$877,157	$885,895
Accumulated amortization	(204,579)	(160,768)
Carrying value, net	$672,578	$725,127
Total Intangible Assets, net Subject to Amortization	$917,265	$985,116

Amortization expense for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 is as follows:

	2014	2013	2012
Proprietary technology amortization	$18,552	$16,260	$9,133
Trade names amortization	16,448	16,587	14,347
Customer relationships amortization	46,728	44,932	40,186
	$81,728	$77,779	$63,666

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $77,500 per year.

(6)  DEBT

Debt consists of the following:

	September 30, 2014		September 30, 2013

	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$648,383	3.0%	$850,000	3.0%
Term Loan, due September 4, 2019 (Tranche C)	509,850	3.6%	300,000	3.6%
CAD Term Loan, due December 17, 2019	34,219	5.1%	81,397	5.1%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513,312	4.6%
Euro Term Loan, due September 4, 2019	283,339	3.8%	—	—%
6.375% Notes, due November 15, 2020	520,000	6.4%	520,000	6.4%
6.625% Notes, due November 15, 2022	570,000	6.6%	570,000	6.6%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	—	2.5%	—	5.7%
Other notes and obligations	36,584	8.8%	28,468	8.5%
Capitalized lease obligations	94,711	6.1%	67,402	6.2%
	$2,997,086		$3,230,579
Original issuance discounts on debt	(6,213)		(11,716)
Less: current maturities	(96,736)		(102,921)
Long-term debt	$2,894,137		$3,115,942

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The Company’s aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2014 are as follows:

2015	$96,736
2016	75,990
2017	559,244
2018	13,049
2019	766,459
Thereafter	1,485,608
$2,997,086

The Company has the following debt instruments outstanding at September 30, 2014: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648,383 principal due September 4, 2017 (“Tranche A”), $509,850 principal due September 4, 2019 (“Tranche C”), $34,219 Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”) and $283,339 Euro denominated principal due September 4, 2019 (“Euro Term Loan”) (together, the “Term Loan”); (ii) $300,000 6.75% unsecured notes (the “6.75% Notes”); (iii) $520,000 6.375% unsecured notes (the “6.375% Notes”); (iv) $570,000 6.625% unsecured notes (the “ 6.625% Notes”); and (v) a $400,000 asset based lending revolving credit facility (the “ABL Facility”).

Term Loan

On December 17, 2012, the Company entered into a senior term loan facility, maturing December 17, 2019, which provides for borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the “HHI Term Loan”) in connection with the acquisition of the residential hardware and home improvement business (the “HHI Business”). A portion of the HHI Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the former term loan facility totaling $5,485 as an adjustment to Interest expense during Fiscal 2013.

The HHI Term Loan was issued at a 1.0% discount and recorded net of the $8,000 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the issuance of the HHI Term Loan, the Company recorded $19,328 of fees during Fiscal 2013, of which $16,907 is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the HHI Term Loan, with the remainder of $2,421 reflected as an increase to Interest expense during Fiscal 2013.

On September 4, 2013, the Company amended the senior term loan facility, issuing a tranche maturing September 4, 2017, which provides for borrowings in an aggregate principal amount of $850,000, and a tranche maturing September 4, 2019, which provides borrowings in an aggregate principal amount of $300,000 (together with the HHI Term Loan, the “Term Loan”). The proceeds from the amendment were used to extinguish the former 9.5% Notes, which were scheduled to mature on June 15, 2018, and for general corporate purposes. The 9.5% Notes had an outstanding amount of $950,000 prior to extinguishment.

The tranches related to the amendment of the Term Loan on September 4, 2013, were issued at a .5% discount and recorded net of the $5,750 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the amendment of the Term Loan, the Company recorded $16,381 of fees during Fiscal 2013 which is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan.

On December 18, 2013, the Company amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215,000 and €225,000. The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019, in an amount outstanding of $513,312 prior to refinancing. The $215,000 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Term Loan totaling $9,216 as an adjustment to interest expense during Fiscal 2014.

The additional Tranche C and Euro Term Loan debt were issued at a .125% discount and recorded net of the discount incurred. Of this discount, $510 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $146 is reflected as an increase to interest expense during Fiscal

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

2014. In connection with the refinancing of a portion of the Term Loan, the Company recorded $7,236 of fees during Fiscal 2014 of which $5,150 is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2,086 reflected as an increase to interest expense during Fiscal 2014.

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

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of the HHI Business, the Company assumed $520,000 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570,000 aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”), previously issued by Spectrum Brands Escrow Corporation. The 6.375% Notes and the 6.625% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than a  60 day notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

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

In connection with the registration of the 6.375% Notes and the 6.625% Notes that were assumed on December 17, 2012 to finance the acquisition of the HHI Business, the Company recorded $261 of fees during Fiscal 2014. The $261 was classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the 6.375% Notes and the 6.625% Notes.

6.75% Notes

On March 15, 2012 the Company offered $300,000 aggregate principal amount of 6.75% Notes at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

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

ABL Facility

On December 17, 2012, the Company exercised its option to increase its asset based lending revolving credit facility (the “ABL Facility”) from $300,000 to $400,000 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $323 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.

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

As a result of borrowings and payments under the ABL Facility, at September 30, 2014, the Company had aggregate borrowing availability of approximately $266,853, net of lender reserves of $6,398 and outstanding letters of credit of $51,032.

(7)  DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also recognized in earnings.

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At September 30, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300,000 through April 2017.  At September 30, 2013, the Company did not have any interest rate swaps outstanding.  The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2014 was $704, net of tax benefit of $0. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,335, net of tax.

The Company’s interest rate swap derivative financial instruments at September 30, 2014 and September 30, 2013 are summarized as follows:

	2014		2013
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300,000	2.5	$—	—

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold.

At September 30, 2014, the Company had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $226,694. At September 30, 2013 the Company had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $255,909. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $8,908, net of tax expense of $3,413. The derivative loss on these contracts recorded in AOCI at September 30, 2013 was $2,287, net of tax benefit of $637. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $8,658, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2014, the Company had a series of zinc swap contracts outstanding through September 2015 for 8 tons with a contract value of $17,376. To hedge brass exposures, at September 30, 2014, the Company had a series of zinc and copper swap contracts outstanding through June 2015 for 1 ton with a contract value of $2,835. At September 30, 2013 the Company had a series of zinc swap contracts outstanding through December 2014 for 8 tons with a contract value of $16,235. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $1,007, net of tax expense of $127. The derivative net loss on these contracts recorded in AOCI at September 30, 2013 was $4, net of tax benefit of $32. At September 30, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1,007, net of tax.

Derivative Contracts Not Designated As Hedge Accounting

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2014 and September 30, 2013, the Company had $108,855 and $108,480, respectively, of notional value for such foreign exchange derivative contracts outstanding.

The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2014, the Company had a series of such swap contracts outstanding through September 2015 for 25 troy ounces with a contract value of $445. At September 30, 2013, the Company had a series of such swap contracts outstanding through May 2014 for 45 troy ounces with a contract value of $980.

Fair Value of Derivative Instruments

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position are as follows:

Asset Derivatives		September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Deferred charges and other	$631	$—
Commodity contracts	Receivables—Other	1,276	416
Commodity contracts	Deferred charges and other	—	3
Foreign exchange contracts	Receivables—Other	11,976	1,719
Foreign exchange contracts	Deferred charges and other	345	—
Total asset derivatives designated as hedging instruments under ASC 815		14,228	2,138
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	508	143
Total asset derivatives		$14,736	$2,281

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position are as follows:

Liability Derivatives		September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1,335	$—
Interest rate contracts	Accrued interest	440	—
Commodity contracts	Accounts payable	150	450
Foreign exchange contracts	Accounts payable	—	4,577
Foreign exchange contracts	Other long-term liabilities	—	65
Total liability derivatives designated as hedging instruments under ASC 815		$1,925	$5,092
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$45	$55
Foreign exchange contracts	Accounts payable	149	5,323
Total liability derivatives		$2,119	$10,470

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(1,610)	Interest expense	$(906)	Interest expense	$—
Commodity contracts	1,933	Cost of goods sold	763	Cost of goods sold	(14)
Foreign exchange contracts	147	Net sales	210	Net sales	—
Foreign exchange contracts	12,684	Cost of goods sold	(2,624)	Cost of goods sold	—
Total	$13,154		$(2,557)		$(14)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2013, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$(2,615)	Cost of goods sold	$(632)	Cost of goods sold	$(39)
Foreign exchange contracts	884	Net sales	920	Net sales	—
Foreign exchange contracts	(282)	Cost of goods sold	632	Cost of goods sold	—
Total	$(2,013)		$920		$(39)

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

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in			Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives			Recognized in
Hedging Instruments Under ASC 815	2014	2013	2012	Income on Derivatives
Commodity contracts	$(99)	$(55)	$—	Cost of goods sold
Foreign exchange contracts	3,115	(3,597)	5,916	Other expense, net
Total	$3,016	$(3,652)	$5,916

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $48 and $5 at September 30, 2014 and September 30, 2013, respectively.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2014 and September 30, 2013, the Company had posted cash collateral of  $0 and $450, respectively, related to such liability positions. In addition, at September 30, 2014 and September 30, 2013, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Consolidated Statements of Financial Position.

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

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The Company’s net derivative portfolio as of September 30, 2014, contains Level 2 instruments and consists of interest rate, commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$631	$—	$631
Commodity contracts	—	1,276	—	1,276
Foreign exchange contracts	—	12,829	—	12,829
Total Assets	$—	$14,736	$—	$14,736
Liabilities:
Interest rate contracts	$—	$(1,775)	$—	$(1,775)
Commodity contracts	—	(195)	$—	(195)
Foreign exchange contracts	—	(149)	—	(149)
Total Liabilities	$—	$(2,119)	$—	$(2,119)

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

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. The fair values of long-term publicly traded debt are based on unadjusted quoted market prices (Level 1) and derivative financial instruments are generally based on quoted or observed market prices (Level 2).

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/ asset):

	September 30, 2014		September 30, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(2,990,873)	$(3,061,467)	$(3,218,863)	$(3,297,411)
Interest swap agreements	(1,144)	(1,144)	—	—
Commodity swap and option agreements	1,081	1,081	(86)	(86)
Foreign exchange forward agreements	12,680	12,680	(8,103)	(8,103)

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

(9)  INCOME TAXES

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	2014	2013	2012
Pretax income (loss):
United States	$80,726	$(212,168)	$(66,102)
Outside the United States	192,803	184,214	175,059
Total pretax income (loss)	$273,529	$(27,954)	$108,957

The components of income tax expense are as follows:

	2014	2013	2012
Current:
Federal	$6,165	$—	$—
Foreign	46,578	47,740	38,113
State	4,351	1,274	(361)
Total current	$57,094	$49,014	$37,752
Deferred:
Federal	19,694	(23,397)	20,884
Foreign	(8,186)	2,146	5,190
State	(9,579)	(404)	(3,441)
Total deferred	$1,929	$(21,655)	$22,633
Income tax expense	$59,023	$27,359	$60,385

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	2014	2013	2012
U.S. Statutory federal income tax expense (benefit)	$95,735	$(9,784)	$38,135
Permanent items	4,643	10,104	8,595
Exempt foreign income	(5,665)	(5,921)	(5,760)
Foreign statutory rate vs. U.S. statutory rate	(23,120)	(19,182)	(15,211)
State income taxes, net of federal expense (benefit)	5,416	(11,686)	(2,164)
Residual tax on foreign earnings	90,939	(6,958)	29,844
FURminator purchase accounting benefit	—	—	(14,511)
HHI Business purchase accounting benefit	—	(49,848)	—
Valuation allowance	(115,571)	114,282	28,485
Unrecognized tax expense (benefit)	529	4,062	(4,386)
Inflationary adjustments	(468)	(245)	(803)
Foreign tax law changes	(7,666)	—	—
Nondeductible share compensation	1,441	1,669	684
Return to provision adjustments and other, net	12,810	866	(2,523)
Income tax expense	$59,023	$27,359	$60,385

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2014	2013
Current deferred tax assets:
Employee benefits	$16,487	$11,372
Restructuring	6,318	7,085
Inventories and receivables	24,906	24,296
Marketing and promotional accruals	15,966	14,146
Other	14,207	23,261
Valuation allowance	(36,015)	(32,342)
Total current deferred tax assets	$41,869	$47,818
Current deferred tax liabilities:
Inventories and receivables	(745)	(2,748)
Unrealized gains	(1,179)	(373)
Other	(6,018)	(11,738)
Total current deferred tax liabilities	$(7,942)	$(14,859)
Net current deferred tax assets	$33,927	$32,959
Noncurrent deferred tax assets:
Employee benefits	$41,248	$35,578
Restructuring and purchase accounting	712	340
Net operating loss and credit carry forwards	507,514	668,679
Prepaid royalty	6,582	6,956
Property, plant and equipment	7,040	9,692
Unrealized losses	279	2,136
Long-term debt	49	668
Intangibles	6,737	3,917
Other	5,217	5,268
Valuation allowance	(297,091)	(422,244)
Total noncurrent deferred tax assets	$278,287	$310,990
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(22,634)	(27,478)
Unrealized gains	(20,012)	(13,126)
Intangibles	(728,018)	(735,506)
Taxes on unremitted foreign earnings	(2,648)	(18,581)
Other	(8,173)	(9,073)
Total noncurrent deferred tax liabilities	$(781,485)	$(803,764)
Net noncurrent deferred tax liabilities	$(503,198)	$(492,774)
Net current and noncurrent deferred tax liabilities	$(469,271)	$(459,815)

In Fiscal 2012, the Company began recording residual U.S. and foreign taxes on undistributed foreign earnings as a result of its change in position regarding future repatriation and the requirements of ASC Topic 740: “Income Taxes” on a prospective basis. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries in order to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of the Company's non-U.S. subsidiaries are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. The Company annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of September 30, 2014, the Company has provided residual taxes on approximately $190,497 of Fiscal 2014 distributions of foreign earnings, and $3,059 of earnings not yet taxed in the U.S. resulting in a Fiscal 2014 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $74. As of September 30, 2013, the Company had recorded residual U.S. and foreign taxes on approximately $12,506 of Fiscal 2013 distributions and $45,735 of earnings not yet taxed in

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

the U.S., resulting in a Fiscal 2013 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $109. As of September 30, 2012, the Company recorded residual U.S. and foreign taxes on approximately $21,163 of Fiscal 2012 distributions of foreign earnings and $76,574 of earnings not yet taxed in the U.S. resulting in a Fiscal 2012 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $3,278. During Fiscal 2014, $178,716 of the distributions related to one-time internal restructuring and external debt refinancing activities. Due to the U.S. valuation allowance, these activities did not result in a Fiscal 2014 tax increase. Fiscal 2013 and 2012 distributions were primarily non-cash deemed distributions under U.S. tax law.

Remaining undistributed earnings of the Company’s foreign operations are approximately $351,483 at September 30, 2014, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2014. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2014, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of approximately $1,087,769 with a federal tax benefit of $380,719, and tax benefits related to state NOLs of $70,285. The Company has an additional $45,539 of federal and state NOLs for which benefits will be recorded to Additional paid-in capital when these carryforwards are used. These net operating loss carryforwards expire through years ending in 2034. As of September 30, 2014, the Company has foreign NOLs of approximately $106,496 which will expire beginning in the Company's fiscal year ending September 30, 2015. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2014, that $301,749 of the total U.S. federal NOLs with a federal tax benefit of $105,612 and $16,812 of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. The Company also projects, as of September 30, 2014, that $88,769 of foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2014 and September 30, 2013, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $333,106 and $454,586, respectively. As of September 30, 2014 and September 30, 2013, approximately $299,131 and $421,743, respectively, related to U.S. net deferred tax assets, and approximately $33,975 and $32,843, respectively, related to foreign net deferred tax assets. The net decrease in the valuation allowance for deferred tax assets during Fiscal 2014 totaled approximately $121,480, of which approximately $122,612 related to a decrease in the valuation allowance against U.S. net deferred tax assets, and approximately $1,132 related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one time internal restructuring and debt refinancing activities, the Company reversed $62,551 of U.S. valuation allowance during Fiscal 2014. As a result of the purchase of HHI Business, the Company reversed $49,848 of U.S. valuation allowance during Fiscal 2013. The reversal was attributable to $49,848 of net deferred tax liabilities recorded on the HHI Business purchase accounting balance sheet which offset other U.S. net deferred tax assets. As a result of the purchase of FURminator, the Company reversed $14,511 of U.S. valuation allowance during Fiscal 2012. The reversal was attributable to $14,511 of net deferred tax liabilities recorded on the FURminator purchase accounting balance sheet which offset other U.S. net deferred tax assets.

The total amount of unrecognized tax benefits on the Company’s Consolidated Statements of Financial Position at September 30, 2014 and September 30, 2013 are $11,333 and $13,807, respectively. If recognized in the future, $7,991 of the unrecognized tax benefits as of September 30, 2014 will impact the effective tax rate and $3,342 of unrecognized tax benefits would create deferred tax assets against which the Company would have a full valuation allowance. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 and September 30, 2013 the Company had approximately $3,512 and $3,671, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2014 was a net increase to Income tax expense of $1,116. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2013 was a net decrease to Income tax expense of $8. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2012 was a net decrease to Income tax expense of $1,184.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the changes to the amount of unrecognized tax benefits for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase – tax positions in prior period	773
Gross decrease – tax positions in prior period	(1,308)
Gross increase – tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)
Unrecognized tax benefits at September 30, 2012	$5,877
Gross increase – tax positions in prior period	9,104
Gross decrease – tax positions in prior period	(327)
Gross increase – tax positions in current period	516
Settlements	(15)
Lapse of statutes of limitations	(1,348)
Unrecognized tax benefits at September 30, 2013	$13,807
Gross increase – tax positions in prior period	1,548
Gross decrease – tax positions in prior period	(1,380)
Gross increase – tax positions in current period	714
Settlements	(2,515)
Lapse of statutes of limitations	(841)
Unrecognized tax benefits at September 30, 2014	$11,333

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2010 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2010 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2011, 2012, 2013 and 2014 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

As of September 30, 2014, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

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

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred
	Compensation Benefits						Other Benefits
	2014			2013			2014	2013
Changes in benefit obligation
Benefit obligation, beginning of year			$256,142			$240,806	$403	$566
Liabilities assumed through acquisitions			—			14,716	—	—
Service cost			3,191			3,061	—	9
Interest cost			10,361			9,886	18	22
Actuarial (gain) loss			12,923			1,851	7	(58)
Participant contributions			34			59	—	—
Curtailments			—			(1,507)	—	(135)
Benefits paid			(9,694)			(15,925)	(1)	(1)
Foreign currency exchange rate changes			(5,940)			3,195		—
Benefit obligation, end of year			$267,017			$256,142	$427	$403
Changes in plan assets
Fair value of plan assets, beginning of year			$175,484			$153,927	$—	$—
Assets acquired through acquisitions			—			6,680	—	—
Actual return on plan assets			12,487			16,759	—	—
Employer contributions			12,985			12,316	1	1
Employee contributions			34			59	—	—
Benefits paid			(9,694)			(15,925)	(1)	(1)
Foreign currency exchange rate changes			(2,434)			1,668		—
Fair value of plan assets, end of year			$188,862			$175,484	$—	$—
Accrued Benefit Cost			$(78,155)			$(80,658)	$(427)	$(403)
Range of assumptions:
Discount rate	2.0%	-	13.5%	1.8%	-	13.0%	4.7%	4.7%
Expected return on plan assets	2.0%	-	7.5%	3.6%	-	7.8%	N/A	N/A
Rate of compensation increase	2.3%	-	5.5%	2.3%	-	5.5%	N/A	N/A

The net underfunded status as of September 30, 2014 and September 30, 2013 of $78,155 and $80,658, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2014 and September 30, 2013 are unrecognized net losses of $32,797, net of tax benefit of $797 and $29,180, net of tax expense of $817, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2015 is $1,515.

At September 30, 2014, the Company’s total pension and deferred compensation benefit obligation of $267,017 consisted of $70,892 associated with U.S. plans and $196,125 associated with international plans. The fair value of the Company’s pension and

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

deferred compensation benefit assets of $188,862 consisted of $62,404 associated with U.S. plans and $126,458 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.2% and approximately 3.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 4.3% for its international plans.

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

Net periodic benefit cost for Fiscal 2014, Fiscal 2013 and Fiscal 2012 included the following components:

	Pension and Deferred
	Compensation Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$3,191	$3,061	$2,048	$—	$9	$12
Interest cost	10,361	9,886	10,593	18	22	27
Expected return on assets	(9,894)	(8,667)	(8,225)	—	—	—
Amortization of prior year service cost	—	—	72	—	—	—
Curtailment gain	(93)	(752)	—	—	—	—
Recognized net actuarial (gain) loss	1,461	2,112	828	—	8	(54)
Net periodic benefit cost (benefit)	$5,026	$5,640	$5,316	$18	$39	$(15)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established.

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average
	Allocation
	Target			Actual
Asset Category	2014			2014	2013
Equity Securities	0	-	60%	25%	47%
Fixed Income Securities	0	-	40%	27%	21%
Other	0	-	100%	48%	32%
Total	100%			100%	100%

The weighted average expected long-term rate of return on total assets is 5.4%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2014 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.

The Company’s pension plan assets have a diversified portfolio of investments in U.S. and foreign equity and debt securities.  In addition, the plan assets are invested in real estate mutual funds, life insurance contracts and private equity funds.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2014 segregated by level within the fair value hierarchy. See Note 8, “Fair Value of Financial Instruments,” for discussion of the fair value hierarchy and fair value principles:

	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$19,949	$7,098	$—	$27,047
Foreign equity securities	11,100	7,551	—	18,651
Debt Securities
U.S. bonds	4,026	15,196	—	19,222
Foreign bonds	3,131	20,463	—	23,594
Foreign government bonds	—	8,565	—	8,565
Real estate	1,254	5,889	—	7,143
Life insurance contracts	—	37,734	—	37,734
Other	—	38,688	—	38,688
Foreign cash & cash equivalents	6,368	1,850	—	8,218
Total Defined Benefit Plan Assets	$45,828	$143,034	$—	$188,862

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2013 segregated by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$18,497	$15,458	$—	$33,955
Foreign equity securities	10,792	37,641	—	48,433
Debt Securities
U.S. bonds	2,279	15,578	—	17,857
Foreign bonds	—	10,688	—	10,688
Foreign government bonds	—	7,994	—	7,994
Real estate	1,204	5,391	—	6,595
Life insurance contracts	—	37,690	—	37,690
Other	—	355	—	355
Foreign cash & cash equivalents	6,658	5,259	—	11,917
Total Defined Benefit Plan Assets	$39,430	$136,054	$—	$175,484

The Company’s expected future pension benefit payments for Fiscal 2015 through its fiscal year 2024 are as follows:

2015	$12,288
2016	10,548
2017	10,743
2018	11,244
2019	12,275
2020-2024	65,315

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $12,318,  $11,095 and $1,935, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

(11)  SEGMENT INFORMATION

The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden; and (iv) Hardware & Home Improvement.

The results of the HHI Business are included in the Company's Consolidated Statement of Operations as of and subsequent to December 17, 2012. The results of TLM Taiwan are included in the Company's Consolidated Statement of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results related to the HHI Business are reported as a separate business segment, Hardware & Home Improvement.

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

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the Company for Fiscal 2014, Fiscal 2013 and Fiscal 2012, is as follows:

Net sales to external customers

	2014	2013	2012
Consumer batteries	$957,837	$931,647	$948,652
Small appliances	730,783	740,289	771,568
Electric shaving and grooming	278,315	276,783	279,468
Electric personal care	263,775	254,858	250,251
Global Batteries & Appliances	2,230,710	2,203,577	2,249,939
Hardware & Home Improvement	1,165,996	869,631	—
Global Pet Supplies	600,537	621,834	615,508
Home and Garden	431,866	390,539	386,988
Total segments	$4,429,109	$4,085,581	$3,252,435

Depreciation and amortization

	2014	2013	2012
Global Batteries & Appliances	$73,077	$67,229	$63,618
Hardware & Home Improvement	40,388	31,364	—
Global Pet Supplies	31,565	29,615	27,702
Home and Garden Business	12,600	11,685	13,296
Total segments	157,630	139,893	104,616
Corporate	—	—	—
Total Depreciation and amortization	$157,630	$139,893	$104,616

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

Segment profit

	2014	2013	2012
Global Batteries & Appliances	$256,524	$237,544	$244,442
Hardware & Home Improvement	172,217	88,668	—
Global Pet Supplies	82,371	91,080	85,866
Home and Garden	89,255	78,483	73,609
Total segments	600,367	495,775	403,917
Corporate expense	75,437	62,141	51,514
Acquisition and integration related charges	20,102	48,445	31,066
Restructuring and related charges	22,895	34,012	19,591
Interest expense	202,118	375,625	191,911
Other expense, net	6,286	3,506	878
Income (loss) from continuing operations before income taxes	$273,529	$(27,954)	$108,957

Segment total assets

	September 30,
	2014	2013
Global Batteries & Appliances	$2,152,003	$2,360,733
Hardware & Home Improvement	1,629,020	1,735,629
Global Pet Supplies	890,372	948,832
Home and Garden	526,596	500,559
Total segment assets	5,197,991	5,545,753
Corporate	315,038	80,920
Total assets at period end	$5,513,029	$5,626,673

Capital expenditures

	2014	2013	2012
Global Batteries & Appliances	$40,347	$47,928	$36,271
Hardware & Home Improvement	21,167	23,385	—
Global Pet Supplies	5,267	8,268	7,447
Home and Garden Business	6,566	2,395	3,091
Total segments	73,347	81,976	46,809
Corporate	—	—	—
Total Capital expenditures	$73,347	$81,976	$46,809

Geographic Disclosures—Net sales to external customers

	2014	2013	2012
United States	$2,640,698	$2,411,409	$1,772,138
Outside the United States	1,788,411	1,674,172	1,480,297
Total net sales to external customers	$4,429,109	$4,085,581	$3,252,435

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

Geographic Disclosures—Property, plant and equipment, net

	September 30,
	2014	2013
United States	$253,234	$230,866
Outside the United States	175,643	181,685
Long-lived assets at year end	$428,877	$412,551

(12)  COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,615, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2015	$37,202
2016	33,246
2017	28,373
2018	19,034
2019	14,361
Thereafter	31,872
Total minimum lease payments	$164,088

All of the leases expire between October 2014 and July 2024. The Company’s total rent expense was $40,775,  $41,829 and $34,327 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

(13)  RELATED PARTY TRANSACTIONS

Merger Agreement and Registration Rights Agreement

On June 16, 2010 (the “Closing Date”), SB Holdings completed the merger with Russell Hobbs, Inc. ("Russell Hobbs")(the "Merger”) pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010, by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp. and Grill Merger Corp. (the “Merger Agreement”).  In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

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

Pursuant to a joinder to the Stockholder Agreement entered into by the Harbinger Parties and Harbinger Group, Inc. (“HRG”), upon consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, and is subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

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

The Company reports restructuring and related charges associated with administrative functions, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions, in Operating expenses. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

The following table summarizes restructuring and related charges incurred by segment for Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	2014	2013	2012
Cost of goods sold:
Global Batteries & Appliances	$648	$1,143	$5,094
Hardware & Home Improvement	2,641	6,246	—
Global Pet Supplies	424	2,595	4,741
Total restructuring and related charges in cost of goods sold	$3,713	$9,984	$9,835
Operating expenses:
Global Batteries & Appliances	$10,458	$13,627	$2,487
Hardware & Home Improvement	5,628	—	—
Global Pet Supplies	2,563	8,556	5,395
Home and Garden	—	598	912
Corporate	533	1,247	962
Total restructuring and related charges in operating expenses	$19,182	$24,028	$9,756
Total restructuring and related charges	$22,895	$34,012	$19,591

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes restructuring and related charges incurred by type of charge:

	2014	2013	2012
Cost of goods sold:
Global Expense Rationalization initiatives:
Termination benefits	$971	$2	$—
Other associated costs	37	—	—
Global Cost Reduction initiatives:
Termination benefits	2	228	2,941
Other associated costs	62	3,330	6,894
Other restructuring initiatives:
Termination benefits	—	146	—
Other associated costs	2,641	6,278	—
Total included in cost of goods sold	$3,713	$9,984	$9,835
Costs included in operating expenses:
HHI Business Rationalization initiatives:
Termination benefits	$4,511	$—	$—
Global Expense Rationalization initiatives:
Termination benefits	5,497	10,259	—
Other associated costs	6,868	1,056	—
Global Cost Reduction initiatives:
Termination benefits	244	6,351	3,079
Other associated costs	1,010	6,443	5,776
Other restructuring initiatives:
Other associated costs	1,052	(81)	901
Total included in operating expenses	$19,182	$24,028	$9,756
Total restructuring and related charges	$22,895	$34,012	$19,591

HHI Business Rationalization Initiatives

During the fourth quarter of Fiscal 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement operations in Canada.  Costs associated with these initiatives, which are expected to be incurred through September 30, 2016, are projected to total approximately $9,000.

The Company recorded $4,511 of pretax restructuring and related charges during Fiscal 2014 related to the HHI Business Rationalization Initiatives.

Global Expense Rationalization Initiatives Summary

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500.

The Company recorded $13,373 and $11,317 of pretax restructuring and related charges during Fiscal 2014 and Fiscal 2013 and no pretax restructuring and related charges during Fiscal 2012, related to the Global Expense Rationalization Initiatives.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during Fiscal 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Provisions	3,462	1,490	4,952
Cash expenditures	(7,041)	—	(7,041)
Non-cash items	303	(26)	277
Accrual balance at September 30, 2014	$4,044	$1,429	$5,473
Expensed as incurred (A)	$3,006	$5,415	$8,421

_____________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during Fiscal 2014, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during fiscal 2014	$11,072	$1,768	$533	$13,373
Restructuring and related charges since initiative inception	$21,142	$1,768	$1,781	$24,691
Total future restructuring and related charges expected	$13,483	$5,748	$2,495	$21,726

Global Cost Reduction Initiatives Summary

During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of these segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $105,000.

The Company recorded $1,318, $16,352 and $18,690 of pretax restructuring and related charges during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during Fiscal 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Provisions	232	2	234
Cash expenditures	(3,541)	(741)	(4,282)
Non-cash items	(289)	475	186
Accrual balance at September 30, 2014	$1,329	$160	$1,489
Expensed as incurred (A)	$17	$1,067	$1,084

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the expenses incurred during Fiscal 2014, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global
	Batteries &	Global Pet	Home and
	Appliances	Supplies	Garden	Corporate	Total
Restructuring and related charges during fiscal 2014	$99	$1,219	$—	$—	$1,318
Restructuring and related charges since initiative inception	$25,512	$49,368	$18,219	$7,591	$100,690
Total future restructuring and related charges expected	$767	$3,618	$—	$—	$4,385

The Company recorded $3,759 and $6,228 of restructuring and related charges during Fiscal 2014 and Fiscal 2013 and no restructuring and related charges during Fiscal 2012, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

In connection with other restructuring efforts, the Company recorded $(66),  $115 and $901 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

(15)  ACQUISITIONS

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

HHI Business

On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan, closed on April 8, 2013.  The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. Customers of the HHI Business include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.

The results of the HHI Business are included in the Company's Consolidated Statements of Operations as of and subsequent to December 17, 2012, the date of the acquisition. The results of the TLM Business are included in the Company's Consolidated Statements of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results of the HHI Business are reported as a separate business segment, Hardware & Home Improvement.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

Supplemental Pro Forma Information (Unaudited)

The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	2013	2012
Net sales:
Reported Net sales	$4,085,581	$3,252,435
HHI Business adjustment (1)	191,777	973,648
Pro forma Net sales	$4,277,358	$4,226,083

Net (loss) income:
Reported Net (loss) income (2) (3)	$(55,313)	$48,572
HHI Business adjustment (1)	4,942	76,120
Pro forma Net (loss) income	$(50,371)	$124,692

Basic (loss) income per share:
Reported Basic (loss) income per share	$(1.06)	$0.94
HHI Business adjustment (1)	0.09	1.47
Pro forma Basic (loss) income per share	$(0.97)	$2.41

Diluted (loss) income per share (4):
Reported Diluted (loss) income per share	$(1.06)	$0.91
HHI Business adjustment (1)	0.09	1.43
Pro forma Diluted (loss) income per share	$(0.97)	$2.34

 ______________________________

(1)

The results related to the HHI Business adjustment do not reflect the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the operating results of the Company.

(2)

Included in Reported Net (loss) income for Fiscal 2013, is an adjustment of $49,848 to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 9, “Income Taxes.”

(3)

Included in Reported Net (loss) income for Fiscal 2013 is $36,932, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

(4)	For Fiscal 2013, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive due to the loss reported.

Liquid Fence

On January 2, 2014, the Company completed the acquisition of Liquid Fence, a producer of animal repellents. The value of the consideration given in this acquisition, net of working capital adjustments, was $35,845 and is not significant individually, therefore, pro forma results are not presented.

The following table summarizes the consideration paid for Liquid Fence:

Cash paid to seller at close	$24,800
Promissory note due to seller	9,500
Contingent consideration	1,500
Working capital adjustment	45
Purchase price	$35,845

The promissory note will be paid in four semi-annual installments over 24 months from the close of the transaction.

SPECTRUM BRANDS HOLDINGS, INC.

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands, except per share figures)

The results of Liquid Fence's operations since January 2, 2014 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Home and Garden segment.

Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Liquid Fence acquisition have been measured at their fair values at January 2, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation.  The acquisition accounting for Liquid Fence has been finalized.

The fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Cash	$46
Accounts receivable	1,152
Inventories	2,188
Property, plant and equipment, net	59
Intangible assets	26,900
Total assets acquired	$30,345
Total liabilities assumed	1,588
Total identifiable net assets less goodwill	28,757
Goodwill	7,088
Total identifiable net assets	$35,845

Pre-Acquisition Contingencies Assumed

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Liquid Fence that existed as of the acquisition date. Based on the evaluation to date, the Company has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the purchase accounting for Liquid Fence.  Further adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.

Valuation Adjustments

The Company performed a valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014. A summary of the significant key inputs is as follows:

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

•

The Company valued customer relationships using the distributor approach. Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes (“EBIT”) that a comparable distributor would earn, further adjusted for contributory asset charges. In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows. The customer relationships were valued at $1,300 under this approach and will be amortized over 15 years.

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

(16)  QUARTERLY RESULTS (UNAUDITED)

Fiscal 2014:

	Quarter Ended
	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178,312	$1,128,509	$1,021,688	$1,100,600
Gross profit	411,001	417,037	359,624	381,207
Net income attributable to controlling interest	47,937	78,055	33,811	54,289
Basic net income per common share attributable to controlling interest	$0.91	$1.48	$0.64	$1.04
Diluted net income per common share attributable to controlling interest	$0.90	$1.47	$0.64	$1.03

Fiscal 2013:

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net sales	$1,137,732	$1,089,825	$987,756	$870,268
Gross profit	396,493	382,759	322,904	288,156
Net income (loss) attributable to controlling interest	(36,705)	36,130	(41,232)	(13,439)
Basic net income (loss) per common share attributable to controlling interest	$(0.70)	$0.69	$(0.79)	$(0.26)
Diluted net (loss) income per common share attributable to controlling interest	$(0.70)	$0.69	$(0.79)	$(0.26)

(17)  SUBSEQUENT EVENTS

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 requires the Company to evaluate events that occur after the balance date through the date of the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.

On October 2,  2014, the Company completed a $31,775 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a leading manufacturer and distributor of commercial doors, locks and hardware. The Company will account for the acquisition of Tell in accordance with ASC 805.  The Company is in the process of completing the preliminary purchase accounting.

On September 23, 2014, the Company entered into a definitive agreement to acquire Procter & Gamble’s European pet food business, consisting of premium brands for dogs and cats. The acquisition is expected to close in the second quarter of Fiscal 2015.  The Company will account for this acquisition in accordance with ASC 805.

On November 3, 2014, the Company announced an expansion to its Global Expense Rationalization Initiatives, which was initially implemented in Fiscal 2013. These expanded initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate, consistent with the original announcement in Fiscal 2013. Costs associated with the expanded initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500, which include costs associated with the Global Expense Rationalization Initiatives announced in Fiscal 2013.

SPECTRUM BRANDS HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2014, September 30, 2013 and September 30, 2012

(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
	Balance at	Charged to			Balance at
	Beginning	Costs and		Other	End of
Descriptions	of Period	Expenses	Deductions	Adjustments	Period
September 30, 2014:
Accounts receivable allowances	$37,376	$7,404	$(2,409)	$6,270	$48,641
September 30, 2013:
Accounts receivable allowances	$21,870	$15,506	$—	$—	$37,376
September 30, 2012:
Accounts receivable allowances	$14,128	$7,742	$—	$—	$21,870

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

DATE: November 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David R. Lumley David R. Lumley	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director

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

Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020, dated as of March 20, 2012, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2012).

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

Exhibit 10.3

Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.4

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

Exhibit 10.5

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

Exhibit 10.6

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

Exhibit 10.7

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

Exhibit 10.9

Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.10

Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.11

Second Amendment to Loan and Security Agreement, dated as of March 4, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.12

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

Exhibit 10.14

Sixth Amendment to its Loan and Security Agreement, dated as of June 16, 2010, with Holdings, Bank of America, as collateral agent and administrative agent, certain subsidiaries of Spectrum Brands and lenders party thereto from time to time (filed by incorporation reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.15

First Amendment and Restatement Agreement dated December 18, 2013 by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Spectrum Brands Canada, Inc., as Canadian Borrower, Spectrum Brands Europe GmbH, as German Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on December 23, 2013).

Exhibit 10.16

Eighth Amendment to Loan and Security Agreement, dated as of December 18, 2013, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on December 23, 2013).

Exhibit 10.17

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

Exhibit 10.21

Joinder and Supplement to Intercreditor Agreement dated as of December 17, 2012, by and among ROV International Holdings LLC, Kwikset Corporation, Price Pfister, Inc., National Manufacturing Co., National Manufacturing Mexico A LLC, National Manufacturing Mexico B LLC, Weiser Lock Corporation, Baldwin Hardware Corporation, Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo, National Association as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.36 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 2, 2013).

Exhibit 10.22

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

Exhibit 10.26

First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.27

Retention Agreement, entered into as of April 29, 2014, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 5, 2014).

Exhibit 10.28

Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.29

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

Exhibit 10.31

Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.32

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Holdings, Inc. on September 2, 2014).

Exhibit 10.33

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.34

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 3, 2014).

Exhibit 10.35

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

Exhibit 10.36

Separation Agreement dated December 28, 2012 between Spectrum Brands, Inc. and John Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2012).

Exhibit 10.37

Registered Director’s Agreement, dated as of August 27, 2007, by and between Andreas Rouve and Rayovac Europe GmbH, as amended on October 1, 2007 (filed by incorporation by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 11, 2014).

Exhibit 10.38

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