Form 10-Q
period 2015-03-29
Spectrum Brands Holdings, Inc.
filed 2015-05-01
CIK 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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



The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of April 28, 2015, was 53,297,793.

SPECTRUM BRANDS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED March 29, 2015

INDEX

	Part I—Financial Information	Page
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Financial Position as of March 29, 2015 (Unaudited) and September 30, 2014	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended March 29, 2015 and March 30, 2014	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended March 29, 2015 and March 30, 2014	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended March 29, 2015 and March 30, 2014	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
	Part II—Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

March 29, 2015 and September 30, 2014

(Amounts in millions, except per share figures)

	March 29, 2015	September 30, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$87.8	$194.6
Receivables:
Trade accounts receivable, net of allowances $41.2 and $48.6, respectively	494.8	439.0
Other	91.3	76.3
Inventories	814.0	624.5
Deferred income taxes	30.1	36.7
Prepaid expenses and other	68.9	63.5
Total current assets	1,586.9	1,434.6
Property, plant and equipment, net of accumulated depreciation of $285.8 and $264.5, respectively	461.7	428.9
Deferred charges and other	36.3	37.3
Goodwill	1,516.1	1,469.6
Intangible assets, net	2,108.6	2,091.5
Debt issuance costs	52.4	51.1
Total assets	$5,762.0	$5,513.0
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$96.3	$96.7
Accounts payable	444.3	519.7
Accrued liabilities:
Wages and benefits	62.3	88.1
Income taxes payable	20.1	18.5
Accrued interest	39.8	35.4
Other	147.8	157.3
Total current liabilities	810.6	915.7
Long-term debt, net of current maturities	3,279.8	2,894.1
Employee benefit obligations, net of current portion	71.8	82.0
Deferred income taxes	505.1	513.2
Other	21.1	21.2
Total liabilities	4,688.4	4,426.2
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value, authorized 200.0 shares; issued 54.8 and 54.1 shares, respectively; outstanding 53.3 and 52.7 shares, respectively	0.5	0.5
Additional paid-in capital	1,455.7	1,433.4
Accumulated deficit	(239.2)	(283.1)
Accumulated other comprehensive loss	(134.4)	(63.1)
	1,082.6	1,087.7
Less treasury stock, at cost, 1.5 and 1.4 shares, respectively	(52.7)	(44.3)
Total shareholders' equity	1,029.9	1,043.4
Noncontrolling interest	43.7	43.4
Total equity	1,073.6	1,086.8
Total liabilities and equity	$5,762.0	$5,513.0

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended March 29, 2015 and March 30, 2014

(Unaudited)

(Amounts in millions, except per share figures)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2015	2014	2015	2014
Net sales	$1,067.0	$1,021.7	$2,134.8	$2,122.3
Cost of goods sold	692.1	661.0	1,389.5	1,378.7
Restructuring and related charges	0.2	1.1	0.4	2.8
Gross profit	374.7	359.6	744.9	740.8
Selling	173.1	165.7	332.9	329.9
General and administrative	84.3	75.9	152.6	148.9
Research and development	12.8	12.3	24.0	23.1
Acquisition and integration related charges	11.9	6.3	20.0	11.8
Restructuring and related charges	4.2	6.8	11.4	9.5
Total operating expenses	286.3	267.0	540.9	523.2
Operating income	88.4	92.6	204.0	217.6
Interest expense	49.2	47.4	93.6	104.4
Other expense, net	3.2	0.8	3.9	1.6
Income from continuing operations before income taxes	36.0	44.4	106.5	111.6
Income tax expense	8.1	10.5	28.6	23.3
Net income	27.9	33.9	77.9	88.3
Less: Net income attributable to non-controlling interest	0.1	0.1	0.3	0.2
Net income attributable to controlling interest	$27.8	$33.8	$77.6	$88.1
Basic earnings per share:
Weighted average shares of common stock outstanding	53.3	52.7	53.0	52.6
Net income per share attributable to controlling interest	$0.52	$0.64	$1.46	$1.68
Diluted earnings per share:
Weighted average shares and equivalents outstanding	53.3	53.0	53.1	52.8
Net income per share attributable to controlling interest	$0.52	$0.64	$1.46	$1.67
Cash dividends declared per common share	$0.33	$0.30	$0.63	$0.55

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six month periods ended March 29, 2015 and March 30, 2014

(Unaudited)

(Amounts in millions)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2015	2014	2015	2014
Net income	$27.9	$33.9	$77.9	$88.3
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(43.6)	(2.6)	(78.1)	(2.9)
Unrealized gain (loss) on derivative hedging instruments	1.4	(1.6)	3.4	(0.1)
Defined benefit pension gain	2.4	0.1	3.4	0.1
Other comprehensive loss, net of tax	(39.8)	(4.1)	(71.3)	(2.9)
Comprehensive income (loss)	(11.9)	29.8	6.6	85.4
Less: Comprehensive income attributable to non-controlling interest	0.1	0.2	0.3	0.4
Comprehensive income (loss) attributable to controlling interest	$(12.0)	$29.6	$6.3	$85.0

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 29, 2015 and March 30, 2014

(Unaudited)

(Amounts in millions)

	SIX MONTHS ENDED
	2015	2014
Cash flows from operating activities:
Net income	$77.9	$88.3
Adjustments to reconcile net income to net cash used by operating activities, net of effects of acquisitions:
Depreciation	37.1	36.5
Amortization of intangibles	41.7	40.7
Amortization of unearned restricted stock compensation	19.4	17.9
Amortization of debt issuance costs	5.1	5.2
Non-cash increase to cost of goods sold due to acquisitions inventory step up	3.0	—
Write off unamortized discount on retired debt	—	2.8
Write off of debt issuance costs	—	6.4
Other non-cash adjustments	7.2	3.4
Net changes in operating assets and liabilities	(371.7)	(356.8)
Net cash used by operating activities	(180.3)	(155.6)
Cash flows from investing activities:
Purchases of property, plant and equipment	(29.9)	(36.8)
Acquisition of Tell Manufacturing, net of cash acquired	(29.2)	—
Acquisition of European IAMS and Eukanuba, net of cash acquired	(116.0)	—
Acquisition of Salix Animal Health, net of cash acquired	(147.5)	—
Acquisition of Liquid Fence, net of cash acquired	—	(25.3)
Proceeds from sales of property, plant and equipment	1.2	—
Other investing activities	(0.9)	(0.1)
Net cash used by investing activities	(322.3)	(62.2)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	—	523.7
Proceeds from issuance of 6.125% Notes	250.0	—
Proceeds from Euro Term Loan Tranche B	185.4	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(15.2)	(530.8)
Debt issuance costs	(6.9)	(5.4)
Other debt financing, net	(0.1)	11.6
Reduction of other debt	(3.6)	(1.6)
ABL revolving credit facility, net	42.0	167.5
Cash dividends paid	(33.5)	(29.0)
Treasury stock purchases	(8.5)	(4.5)
Share based tax withholding payments, net of proceeds upon vesting	(1.9)	(26.5)
Net cash provided by financing activities	407.7	105.0
Effect of exchange rate changes on cash and cash equivalents	(11.9)	(1.1)
Net decrease in cash and cash equivalents	(106.8)	(113.9)
Cash and cash equivalents, beginning of period	194.6	207.3
Cash and cash equivalents, end of period	$87.8	$93.4

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

The Company sells its products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, IAMS, Eukanuba, Healthy-Hide, Digest-eeze, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister brands.

The Company’s global branded consumer products have positions in six major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies and home and garden controls.

The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”); (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iv) Home and Garden, which consists of the Company’s home and garden and insect control business (“Home and Garden”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company’s management monitors performance and allocates resources. For information pertaining to our business segments, see Note 12, “Segment Results.”

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 29, 2015, the results of operations for the three and six month periods ended March 29, 2015 and March 30, 2014, the comprehensive income (loss) for the three and six month periods ended March 29, 2015 and March 30, 2014 and the cash flows for the six month periods ended March 29, 2015 and March 30, 2014. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $66.1  and $130.8 for the three and six month periods ended March 29, 2015, respectively, and $63.7 and $128.3 for the three and six months periods ended March 30, 2014, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 13% and 14% of the Company’s Net sales during the three and six month periods ended March 29, 2015, respectively, and 16% of the Company’s Net sales for both the three and six month periods ended March 30, 2014. This customer also represented approximately 11% and 14% of the Company’s Trade accounts receivable, net at March 29, 2015 and September 30, 2014, respectively.

Approximately 39% and 42% of the Company’s Net sales during the three and six month periods ended March 29, 2015, respectively, and 39% and 43% of the Company’s Net sales during the three and six month periods ended March 30, 2014, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for ability to collect based on an assessment of the risks present.

Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.

Total stock compensation expense associated with restricted stock units recognized by the Company during the three and six month periods ended March 29, 2015 was $13.8  and $19.4, respectively. Total stock compensation expense associated with restricted stock units recognized by the Company during the three and six month periods ended March 30, 2014 was $11.3 and $17.9, respectively.  The remaining unrecognized pre-tax compensation cost related to restricted stock units at March 29, 2015 was $48.6.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

The Company granted approximately 0.30 million and 0.53 million restricted stock units during the three and six month periods ended March 29, 2015, respectively. The 0.53 million restricted stock units granted during the six months ended March 29, 2015 include 0.13 million restricted stock units that vested immediately and 0.13 million time-based restricted stock units that vest over a period ranging from one to three years. The remaining 0.27 million restricted stock units are performance and time-based and vest over a period ranging from one to two years. The total market value of the restricted stock units on the dates of the grants was approximately $47.8.

The Company granted approximately 0.02 million and 0.44 million restricted stock units during the three and six month periods ended March 30, 2014, respectively.  The 0.44 million restricted units granted during the six months ended March 30, 2014, include 0.09 million restricted stock units that vested immediately and 0.05 million time-based restricted stock units that vest over a one year period.  The remaining 0.30 million restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $30.1.

The fair value of restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the six months ended March 29, 2015 is as follows:

		Weighted
		Average	Fair Value
	Shares	Share Price at	at Grant
Restricted Stock Units	(in millions)	Grant Date	Date
Non-vested restricted stock units at September 30, 2014	0.83	$67.66	$56.0
Granted	0.53	90.43	47.8
Forfeited	(0.02)	84.13	(1.3)
Vested	(0.70)	68.28	(48.1)
Non-vested restricted stock units at March 29, 2015	0.64	$85.50	$54.4

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

The following table summarizes acquisition and integration related charges incurred by the Company during the three and six month periods ended March 29, 2015 and March 30, 2014:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Salix Animal Health	$5.1	$—	$5.1	$—
European IAMS and Eukanuba	4.1	—	5.0	—
HHI Business	3.0	3.7	6.2	7.9
Tell	0.6	—	1.1	—
Liquid Fence	0.4	1.2	1.3	1.7
Other	(1.3)	1.4	1.3	2.2
Total Acquisition and integration related charges	$11.9	$6.3	$20.0	$11.8

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

3    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three and six month periods ended March 29, 2015 and March 30, 2014 were principally attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 8, “Derivative Financial Instruments.”

The components of Other comprehensive income (loss), net of tax, for the three and six month periods ended March 29, 2015 and March 30, 2014 are as follows:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Foreign Currency Translation Adjustments:
Net change after reclassification adjustment	$(43.6)	$(2.6)	$(78.1)	$(2.9)
Deferred tax effect	—	—	—	—
Deferred tax valuation allowance	—	—	—	—
Other Comprehensive Loss	$(43.6)	$(2.6)	$(78.1)	$(2.9)
Noncontrolling interest	—	0.2	—	0.1
Comprehensive loss attributable to controlling interest	$(43.6)	$(2.8)	$(78.1)	$(3.0)

Derivative Hedging Instruments:
Gross change before reclassification adjustment	$9.3	$(1.8)	$17.1	$(0.9)
Net reclassification adjustment for (gains) losses included in earnings	(7.0)	(0.1)	(11.8)	0.9
Gross change after reclassification adjustment	$2.3	$(1.9)	$5.3	$—
Deferred tax effect	(0.9)	0.4	(0.9)	(0.1)
Deferred tax valuation allowance	—	(0.1)	(1.0)	—
Other Comprehensive Income (Loss)	$1.4	$(1.6)	$3.4	$(0.1)

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$2.8	$(0.2)	$3.7	$(0.6)
Net reclassification adjustment for losses included in Cost of goods sold	0.1	0.1	0.3	0.3
Net reclassification adjustment for losses included in Selling expenses	0.1	0.1	0.2	0.2
Net reclassification adjustment for losses included in General and administrative expenses	0.2	0.2	0.3	0.3
Gross change after reclassification adjustment	$3.2	$0.2	$4.5	$0.2
Deferred tax effect	(0.8)	(0.1)	(1.1)	(0.1)
Deferred tax valuation allowance	—	—	—	—
Other Comprehensive Income	$2.4	$0.1	$3.4	$0.1

Total Other Comprehensive Loss, net of tax	$(39.8)	$(4.3)	$(71.3)	$(3.0)

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

4    NET INCOME PER COMMON SHARE

Net income per common share of the Company for the three and six month periods ended March 29, 2015 and March 30, 2014 is calculated based upon the following number of shares:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Basic	53.3	52.7	53.0	52.6
Effect of common stock equivalents	—	0.3	0.1	0.2
Diluted	53.3	53.0	53.1	52.8

5     INVENTORIES

Inventories consist of the following:

	March 29, 2015	September 30, 2014
Raw materials	$138.7	$104.1
Work-in-process	55.6	35.3
Finished goods	619.7	485.1
	$814.0	$624.5

6    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets of the Company consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and
	Appliances	Improvement	Supplies	Garden	Total
Goodwill:
Balance at September 30, 2014	$327.4	$709.8	$235.9	$196.5	$1,469.6
Additions	—	7.1	70.5	—	77.6
Effect of translation	(14.8)	(8.2)	(8.1)	—	(31.1)
Balance at March 29, 2015	$312.6	$708.7	$298.3	$196.5	$1,516.1
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2014	$544.6	$330.6	$210.5	$88.6	$1,174.3
Additions	—	4.0	46.7	—	50.7
Effect of translation	(15.0)	(0.8)	(15.5)	—	(31.3)
Balance at March 29, 2015	$529.6	$333.8	$241.7	$88.6	$1,193.7
Intangible Assets Subject to Amortization
Balance at September 30, 2014, net	$400.3	$130.5	$222.3	$164.1	$917.2
Additions	0.9	8.5	52.3	—	61.7
Amortization during period	(17.1)	(7.6)	(11.6)	(5.4)	(41.7)
Effect of translation	(13.5)	(1.4)	(7.4)	—	(22.3)
Balance at March 29, 2015, net	$370.6	$130.0	$255.6	$158.7	$914.9
Total Intangible Assets, net at March 29, 2015	$900.2	$463.8	$497.3	$247.3	$2,108.6

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

During the three month period ended March 29, 2015, the Company recorded additions to goodwill and intangible assets related to the acquisitions of Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands (“European IAMS and Eukanuba”) and Salix Animal Health LLC (“Salix”), which is included in the Global Pet Supplies segment. See Note 14 “Acquisitions,” for further information.

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The useful lives for proprietary technology assets associated with the Global Batteries & Appliances segment, the Hardware & Home Improvement segment and the Global Pet Supplies segment are from 9 to 17 years, 8 to 9 years and 4 to 9 years, respectively. The useful lives of customer relationships are from 15 to 20 years within the Global Batteries & Appliances segment, 20 years in each of the Hardware & Home Improvement and Home and Garden segments and from 2 to 20 years within the Global Pet Supplies segment.  The useful lives for trade names are from 1 to 12 years within the Global Batteries & Appliances segment, 5 to 8 years within the Hardware & Home Improvement segment and 3 years within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	March 29, 2015	September 30, 2014
Technology Assets Subject to Amortization:
Gross balance	$195.5	$192.2
Accumulated amortization	(67.0)	(57.6)
Carrying value, net	$128.5	$134.6
Trade Names Subject to Amortization:
Gross balance	$173.7	$171.0
Accumulated amortization	(69.1)	(61.0)
Carrying value, net	$104.6	$110.0
Customer Relationships Subject to Amortization:
Gross balance	$903.0	$877.2
Accumulated amortization	(221.2)	(204.6)
Carrying value, net	$681.8	$672.6
Total Intangible Assets, net Subject to Amortization	$914.9	$917.2

Amortization expense for the three and six month periods ended March 29, 2015 and March 30, 2014 is as follows:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Proprietary technology amortization	$4.7	$4.7	$9.4	$9.2
Trade names amortization	4.1	4.1	8.2	8.2
Customer relationships amortization	12.4	11.7	24.1	23.3
	$21.2	$20.5	$41.7	$40.7

The Company estimates annual amortization expense of intangible assets for the next five  fiscal years will approximate $81.0 per year.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

7    DEBT

Debt consists of the following:

	March 29, 2015		September 30, 2014

	Amount	Rate	Amount	Rate	Interest Terms
Term Loan, due September 4, 2017 (Tranche A)	$635.2	3.1%	$648.4	3.0%	Variable rate, see below
Term Loan, due September 4, 2019 (Tranche C)	508.6	3.6%	509.9	3.6%	Variable rate, see below
CAD Term Loan, due December 17, 2019	30.5	5.1%	34.2	5.1%	Variable rate, see below
Euro Term Loan, due September 4, 2019	242.5	3.8%	283.3	3.8%	Variable rate, see below
Euro Term Loan, due December 19, 2021	163.3	3.8%	—	—%	Variable rate, see below
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.75% Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	Fixed rate
ABL Facility, expiring May 24, 2017	42.0	4.0%	—	2.5%	Variable rate, see below
Other notes and obligations	31.0	12.6%	36.6	8.8%	Various
Capitalized lease obligations	88.6	6.1%	94.7	6.1%	Various
	$3,381.7		$2,997.1
Original issuance discounts on debt	(5.6)		(6.3)
Less: current maturities	(96.3)		(96.7)
Long-term debt	$3,279.8		$2,894.1

The Company has the following debt instruments outstanding at March 29, 2015: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $635.2 (“Tranche A”), $508.6 principal (“Tranche C”), $30.5 Canadian dollar denominated principal (“CAD Term Loan”), $242.5 Euro denominated principal (“Euro Term Loan Tranche A”) and $163.3 Euro denominated principal (“Euro Term Loan Tranche B”) (together, the “Term Loan”); (ii) $300.0 6.75% unsecured notes (the  “6.75% Notes”); (iii) $520.0 6.375% unsecured notes (the “6.375% Notes”); (iv) $570.0 6.625% unsecured notes (the “ 6.625% Notes”); (v) $250.0 6.125% unsecured notes (the “6.125% Notes”) and (vi) a $400.0 asset based lending revolving credit facility (the “ABL Facility”).

Interest Terms

Certain of the Company’s debt instruments are subject to variable interest rates. The variable rates disclosed in the table above are weighted averages based on outstanding debt balances and corresponding rates in effect as of the period end. At March 29, 2015, the Company’s variable interest rate terms are as follows:  Tranche A is equal to LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 2.25%, with a Base option rate of 4.5%; Tranche C is equal to LIBOR, subject to a 0.75% floor, plus 2.75%, with a Base option rate of 5.0%; the CAD Term Loan is equal to CDOR (Canadian Dollar Offered Rate), subject to a 1.25% floor (1.29% at March 29, 2015) plus 3.75%, with a Base option rate of 5.6%; Euro Term Loan Tranche A and Euro Term Loan Tranche B are equal to EURIBOR, subject to a 0.75% floor, plus 3.0%, with no Base option available; the ABL Facility is equal to LIBOR plus 1.75%, with a Base option rate of 4.0%.

Term Loan

On December 19, 2014 the Company amended the Term Loan, issuing a tranche maturing December 19, 2021, which provides for borrowings in an aggregate principal amount of €150.0 (the “Euro Term Loan Tranche B”).  The Euro Term Loan Tranche B is guaranteed by the Company’s wholly owned subsidiary, SB/RH Holdings, LLC, as well as by the borrower’s, Spectrum Brands, Inc. (the “Borrower” or the “Issuer”), existing and future domestic subsidiaries. The net proceeds from the amendment, together with the net proceeds of the 6.125% Notes, were used to fund acquisitions, repay certain amounts drawn under the revolving credit facility and for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness and business expansion.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

The Euro Term Loan Tranche B was issued at a .25% discount and recorded net of the discount incurred.  The €0.4 discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt.  In connection with the Euro Term Loan Tranche B, the Company recorded $0.2 and $2.3 of fees during the three and six month periods ended March 29, 2015, respectively.  The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the remaining life of the loan.

6.125% Notes

On December 4, 2014, the Issuer issued $250.0 aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the “6.125% Notes”).  The 6.125% Notes are guaranteed by the Company’s wholly owned subsidiary, SB/RH Holdings, LLC, as well as by the Issuer’s existing and future domestic subsidiaries.

The Issuer may redeem all or a part of the 6.125% Notes, upon not less than 30 or more than a 60 day notice, at specified redemption prices.  Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires the Issuer to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Issuer, as defined in the 2024 Indenture.

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

The Company recorded $0.6 and $4.6 of fees in connection with the offering of the 6.125% Notes during the three and six month periods ended March 29, 2015, respectively.  The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.

ABL Facility

As a result of borrowings and payments under the ABL Facility, at March 29, 2015, the Company had aggregate borrowing availability of approximately $257.6, net of lender reserves of $6.4 and outstanding letters of credit of $30.3.

8    DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Condensed Consolidated Statements of Financial Position (Unaudited). When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception of the hedging instrument and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

fair value is recognized in earnings in the period incurred. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also recognized in earnings in the period incurred.

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At both March 29, 2015 and September 30, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017. The derivative net loss on these contracts recorded in AOCI by the Company at March 29, 2015 was $1.8, net of tax benefit of $0.0. At March 29, 2015, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1.3, net of tax.

The Company’s interest rate swap derivative financial instruments at March 29, 2015 and September 30, 2014 are summarized as follows:

	March 29, 2015		September 30, 2014
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.0	$300.0	2.5

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At March 29, 2015, the Company had a series of foreign exchange derivative contracts outstanding through June 2016 with a contract value of $215.4. The derivative net gain on these contracts recorded in AOCI by the Company at March 29, 2015 was $15.2, net of tax expense of $5.4. At March 29, 2015, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $15.2, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 29, 2015, the Company had a series of zinc swap contracts outstanding through September 2016 for 7.3 thousand metric tons with a contract value of $16.0. At March 29, 2015, the Company had a series of brass swap contracts outstanding through September 2016 for 1.9 thousand metric tons with a contract value of $9.2. The derivative net loss on these contracts recorded in AOCI by the Company at March 29, 2015 was $0.7, net of tax benefit of $0.1. At March 29, 2015,  the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $0.8, net of tax.

Derivative Contracts Not Designated as Hedge Accounting

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

change in value of the related liability or asset at each period end. At March 29, 2015 and September 30, 2014, the Company had $174.1 and $108.9, respectively, of notional value of such foreign exchange derivative contracts outstanding.

The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At March 29, 2015, the Company had a series of such swap contracts outstanding through September 2015 for 15.0 thousand troy ounces with a contract value of $0.3. At September 30, 2014, the Company had a series of such swap contracts outstanding through September 30, 2015 for 25.0 thousand troy ounces with a contract value of $0.4.

Fair Value of Derivative Instruments

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		March 29, 2015	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Deferred charges and other	$—	$0.6
Commodity contracts	Receivables—Other	0.1	1.3
Commodity contracts	Deferred charges and other	0.1	—
Foreign exchange contracts	Receivables—Other	20.7	12.0
Foreign exchange contracts	Deferred charges and other	0.1	0.3
Total asset derivatives designated as hedging instruments under ASC 815		21.0	14.2
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	—	0.5
Total asset derivatives		$21.0	$14.7

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		March 29, 2015	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1.4	$1.3
Interest rate contracts	Accrued interest	0.4	0.4
Interest rate contracts	Other long-term liabilities	0.4	—
Commodity contracts	Accounts payable	1.0	0.2
Foreign exchange contracts	Other long-term liabilities	0.2	—
Total liability derivatives designated as hedging instruments under ASC 815		$3.4	$1.9
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$—	$0.1
Foreign exchange contracts	Accounts payable	0.9	0.1
Total liability derivatives		$4.3	$2.1

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

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended March 29, 2015, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(1.4)	Interest expense	$(0.5)	Interest expense	$—
Commodity contracts	(0.5)	Cost of goods sold	(0.1)	Cost of goods sold	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	11.3	Cost of goods sold	7.6	Cost of goods sold	—
Total	$9.3		$7.0		$—

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended March 29, 2015, pretax:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(2.0)	Interest expense	$(0.9)	Interest expense	$—
Commodity contracts	(1.7)	Cost of goods sold	0.3	Cost of goods sold	—
Foreign exchange contracts	20.8	Cost of goods sold	12.4	Cost of goods sold	—
Total	$17.1		$11.8		$—

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended March 30, 2014, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$(1.0)	Cost of goods sold	$0.2	Cost of goods sold	$(0.2)
Foreign exchange contracts	—	Net sales	0.1	Net sales	—
Foreign exchange contracts	(0.8)	Cost of goods sold	(0.2)	Cost of goods sold	—
Total	$(1.8)		$0.1		$(0.2)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended March 30, 2014, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$0.1	Cost of goods sold	$—	Cost of goods sold	$—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	(1.1)	Cost of goods sold	(1.0)	Cost of goods sold	—
Total	$(0.9)		$(0.9)		$—

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, but are not designated as hedging instruments under ASC 815, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended March 29, 2015 and March 30, 2014, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in
Hedging Instruments Under ASC 815	2015	2014	Income on Derivatives
Foreign exchange contracts	$(5.7)	$(0.1)	Other expense, net

During the six month periods ended March 29, 2015 and March 30, 2014, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in
Hedging Instruments Under ASC 815	2015	2014	Income on Derivatives
Commodity contracts	$—	$(0.1)	Cost of goods sold
Foreign exchange contracts	(7.4)	0.7	Other expense, net
Total	$(7.4)	$0.6

9    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s net derivative portfolio as of March 29, 2015, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of March 29, 2015 were as follows ((liability)/asset):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$—	$—	$—
Commodity contracts	—	0.2	—	0.2
Foreign exchange contracts	—	20.8	—	20.8
Total Assets	$—	$21.0	$—	$21.0
Liabilities:
Interest rate contracts	$—	$(2.2)	$—	$(2.2)
Commodity contracts	—	(1.0)	$—	(1.0)
Foreign exchange contracts	—	(1.1)	—	(1.1)
Total Liabilities	$—	$(4.3)	$—	$(4.3)

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

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	March 29, 2015		September 30, 2014

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(3,376.1)	$(3,491.9)	$(2,990.8)	$(3,061.5)
Interest swap agreements	(2.2)	(2.2)	(1.1)	(1.1)
Commodity swap and option agreements	(0.8)	(0.8)	1.0	1.0
Foreign exchange forward agreements	19.7	19.7	12.7	12.7

10    EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. These pension plans generally provide benefits of stated amounts for each year of service.

The Company’s results of operations for the three and six month periods ended March 29, 2015 and March 30, 2014 reflect the following pension and deferred compensation benefit costs:

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

	Three Months Ended		Six Months Ended
Components of net periodic benefit and deferred compensation benefit cost	2015	2014	2015	2014
Service cost	$0.8	$0.9	$1.6	$1.7
Interest cost	2.4	2.6	4.8	5.2
Expected return on assets	(2.5)	(2.5)	(5.0)	(4.9)
Recognized net actuarial loss	0.4	0.4	0.8	0.7
Net periodic benefit cost	$1.1	$1.4	$2.2	$2.7

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and six month periods ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended		Six Months Ended
Pension and deferred compensation contributions	2015	2014	2015	2014
Contributions made during period	$3.3	$2.1	$5.5	$5.4

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 29, 2015 were $2.5 and $6.0, respectively. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 30, 2014 were $3.1 and $7.3, respectively.

11    INCOME TAXES

The Company's effective tax rates for the three and six month periods ended March 29, 2015 were 22%  and 27%, respectively. The Company’s effective tax rates for the three and six month periods ended March 30, 2014 were 24% and 21%, respectively.  The Company’s effective tax rates differ from the U.S. federal statutory rate of 35% principally due to (i) income earned outside the U.S. that is subject to statutory rates lower than 35%, (ii) the release of valuation allowance on U.S. net operating loss deferred tax assets offsetting tax expense on both U.S. pretax income and foreign income not permanently reinvested, and (iii) deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.

The Company records the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At March 29, 2015 and September 30, 2014, the Company had $10.9 and $11.3, respectively, of unrecognized tax benefits related to uncertain tax positions. At March 29, 2015 and September 30, 2014, the Company had approximately $3.4 and $3.5, respectively, of accrued interest and penalties related to the uncertain tax positions. Interest and penalties related to uncertain tax positions are reported as Income tax expense.

As of March 29, 2015, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

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

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three and six month periods ended March 29, 2015 and March 30, 2014 is as follows:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Net sales to external customers
Consumer batteries	$181.8	$211.4	$422.0	$475.8
Small appliances	151.6	152.5	375.4	369.3
Personal care	110.5	117.0	283.0	295.1
Global Batteries & Appliances	443.9	480.9	1,080.4	1,140.2
Hardware & Home Improvement	289.4	266.9	560.6	545.3
Global Pet Supplies	209.8	159.4	330.4	288.5
Home and Garden	123.9	114.5	163.4	148.3
Total segments	$1,067.0	$1,021.7	$2,134.8	$2,122.3

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Segment profit
Global Batteries & Appliances	$41.8	$44.2	$138.4	$141.4
Hardware & Home Improvement	37.3	34.8	76.1	74.8
Global Pet Supplies	18.7	20.6	24.4	33.6
Home and Garden	28.3	23.1	31.1	21.9
Total segments	126.1	122.7	270.0	271.7
Corporate expense	21.4	15.9	34.2	30.0
Acquisition and integration related charges	11.9	6.3	20.0	11.8
Restructuring and related charges	4.4	7.9	11.8	12.3
Interest expense	49.2	47.4	93.6	104.4
Other expense, net	3.2	0.8	3.9	1.6
Income from continuing operations before income taxes	$36.0	$44.4	$106.5	$111.6

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

Segment assets for the Company’s product-focused reporting segments and its Corporate function are as follows:

	March 29, 2015	September 30, 2014
Segment total assets	(Unaudited)
Global Batteries & Appliances	$2,094.0	$2,152.0
Hardware & Home Improvement	1,700.6	1,629.0
Global Pet Supplies	1,151.7	890.4
Home and Garden	617.3	526.6
Total segment assets	5,563.6	5,198.0
Corporate	198.4	315.0
Total assets at period end	$5,762.0	$5,513.0

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended March 29, 2015 and March 30, 2014:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Cost of goods sold:
Global Batteries & Appliances	$0.1	$—	$0.2	$0.5
Hardware & Home Improvement	—	1.1	—	2.3
Global Pet Supplies	0.1	—	0.2	—
Total restructuring and related charges in cost of goods sold	$0.2	$1.1	$0.4	$2.8
Operating expenses:
Global Batteries & Appliances	$0.6	$5.0	$5.2	$6.7
Hardware & Home Improvement	1.4	0.8	1.5	0.8
Global Pet Supplies	2.1	1.0	4.2	1.3
Home and Garden	0.1	—	0.2	—
Corporate	—	—	0.3	0.7
Total restructuring and related charges in operating expenses	$4.2	$6.8	$11.4	$9.5
Total restructuring and related charges	$4.4	$7.9	$11.8	$12.3

HHI Business Rationalization Initiatives

During the fourth quarter of the fiscal year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

certain facilities and the sale of a portion of the Hardware & Home Improvement operations in Canada.  Costs associated with these initiatives, which are expected to be incurred through September 30, 2016, are projected to total approximately $11.0.

The Company recorded $1.3 and $1.4 of pretax restructuring and related charges during the three and six month periods ended March 29, 2015, and no pretax restructuring and related charges during the three and six month periods ended March 30, 2014, related to the HHI Business Rationalization Initiatives.

Global Expense Rationalization Initiatives Summary

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions primarily in the Global Batteries & Appliances segment, the Global Pet Supplies segment, the Home and Garden segment and within Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2015, are currently projected to approximately $36.0.

The Company recorded $2.8 and $10.0 of pretax restructuring and related charges during the three and six month periods ended March 29, 2015, respectively, and $5.8 and $8.7 of pretax restructuring and related charges during the three and six month periods ended March 30, 2014, respectively, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the six month period ended March 29, 2015:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2014	$4.1	$1.4	$5.5
Provisions	4.5	(0.3)	4.2
Cash expenditures	(3.7)	(0.7)	(4.4)
Non-cash items	(0.2)	—	(0.2)
Accrual balance at March 29, 2015	$4.7	$0.4	$5.1
Expensed as incurred (A)	$2.1	$3.7	$5.8

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the six month period ended March 29, 2015, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during the six month period ended March 29, 2015	$5.6	$4.0	$0.4	$10.0
Restructuring and related charges since initiative inception	$26.7	$5.8	$2.1	$34.6
Total future restructuring and related charges expected	$0.3	$0.6	$0.1	$1.0

The Company recorded $0.1 of pretax restructuring and related charges for both the three and six month periods ended March 29, 2015 and $1.9 and $3.1 of pretax restructuring and related charges during the three and six month periods ended March 30, 2014, respectively, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

In connection with other restructuring efforts, the Company recorded $0.3 of pretax restructuring and related charges for both the three and six month periods ended March 29, 2015 and $0.1 and $0.5 of pretax restructuring and related charges during the three and six month periods ended March 30, 2014.

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

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Tell acquisition have been measured at their fair values at October 1, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities, residual goodwill and income taxes.

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

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name and customer relationships at October 1, 2014. A summary of the significant inputs to the valuation is as follows:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials inventory.  Finished goods were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

•

Property, plant and equipment – The cost approach was utilized to estimate the fair value of approximately 97.0% of the property, plant and equipment.  The sales comparison approach was utilized to estimate the fair value of the remaining 3.0% of the property, plant and equipment.

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

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi- period excess earnings approach values the intangible asset at the present value of the incremental after- tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 2.5% to 7.1%. The Company assumed a customer retention rate of approximately 90%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 20%. The customer relationships were valued at $8.5 under this approach and will be amortized over 13 years.

European IAMS and Eukanuba

On December 31, 2014, the Company completed the acquisition of European IAMS and Eukanuba, leading premium brands for dogs and cats.  The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $116.0 and is not significant individually.

The results of European IAMS and Eukanuba's operations since December 31, 2014 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies segment.

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the European IAMS and Eukanuba acquisition have been measured at their fair values at December 31, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill.  The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities, residual goodwill and income taxes.

The preliminary fair values recorded for the assets acquired and liabilities assumed for European IAMS and Eukanuba are as follows:

Inventories	$17.2
Prepaid expense	1.3
Other current assets	2.6
Property, plant and equipment, net	58.3
Intangible assets	40.5
Total assets acquired	$119.9
Total liabilities assumed	5.6
Total identifiable net assets less goodwill	114.3
Goodwill	1.7
Total identifiable net assets	$116.0

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name and customer relationships at December 31, 2014. A summary of the significant inputs to the valuation is as follows:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials inventory.  Work-in-process and finished goods inventory were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•

Real estate, property, plant and equipment – The market approach was utilized to estimate the fair value of land. The direct cost approach was utilized to estimate the fair value of property, plant and equipment.

•

The Company valued technology using the income approach, specifically the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patent; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was  8  years. The technology assets were valued at $3.6 under this approach.

•

The Company valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of European IAMS and Eukanuba, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $26.7 under this approach.

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi- period excess earnings approach values the intangible asset at the present value of the incremental after- tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 0.5% to 13.2%. The Company assumed a customer retention rate of approximately 90% - 100%, which was supported by historical retention rates. Income taxes were estimated at 25% and amounts were discounted using a rate of 15% - 16%. The customer relationships were valued at $10.2 under this approach and will be amortized over a period of 2 and 15 years.

Salix

On January 16, 2015, the Company completed the acquisition of Salix, the world’s leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.  The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $148.0 and is not significant individually.

The results of Salix's operations since January 16, 2015 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies segment.

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Salix acquisition have been measured at their fair values at January 16, 2015 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities, residual goodwill and income taxes.

The preliminary fair values recorded for the assets acquired and liabilities assumed for Salix are as follows:

Cash	$0.5
Accounts receivable	9.9
Inventories	17.0
Prepaid expense	2.4
Property, plant and equipment, net	1.2
Intangible assets	58.5
Total assets acquired	$89.5
Total liabilities assumed	10.3
Total identifiable net assets less goodwill	79.2
Goodwill	68.8
Total identifiable net assets	$148.0

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name, customer relationships and non-compete agreement at January 16, 2015. A summary of the significant inputs to the valuation is as follows:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion/disposition and a profit on those costs.

•

Property, plant and equipment – The cost approach was utilized to estimate the fair value of approximately 98.0% of the property, plant and equipment.  The sales comparison approach was utilized to estimate the fair value of the remaining 2.0% of the property, plant and equipment.

•

The Company valued technology using the income approach, specifically the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patent; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 17 years. The technology assets were valued at $2.1 under this approach.

•

The Company valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related trademarks and trade names, other similar

SPECTRUM BRANDS HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in millions of dollars, except per share figures or as otherwise specified)

trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $20.0 under this approach.

•

The Company valued definite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade name was valued at $1.0 under this approach and will be amortized over 13 years.

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after- tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 0.0% to 12.1%. The Company assumed a customer retention rate of approximately 92.5%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 12% - 13%. The customer relationships were valued at $34.0 under this approach and will be amortized over  13 years.

•

The Company valued a non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios (with competition and without competition), considering both tax expenditure and tax amortization benefits. The non-compete agreement was valued at $1.4 under this approach and will be amortized over 3 years.

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

On April 28, 2015, the Company entered into an Agreement and Plan of Merger (the “AAG Merger Agreement”) with Armored AutoGroup Parent Inc. (“AAG”), Ignite Merger Sub, Inc., a direct wholly owned subsidiary of Spectrum Brands, Inc., and Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of AAG. Under the AAG Merger Agreement, the Company will acquire AAG for a purchase price of approximately $1,400.0 (subject to customary adjustments for cash, debt, net working capital and transaction-related expenses described in the AAG Merger Agreement), which will be paid entirely in cash (the “AAG Acquisition”). The obligations of the parties to complete the AAG Acquisition are subject to various customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and, in the case of the Company’s obligation to complete the acquisition, the accuracy of AAG’s representations and warranties (subject to certain qualifications), material compliance by AAG with certain pre-closing covenants and no material adverse change in AAG since the date of the AAG Merger Agreement. The AAG Merger Agreement may be terminated by mutual consent of AAG and the Company and under certain other circumstances, including by AAG or the Company if the closing of the acquisition has not occurred by June 30, 2015. The acquisition is expected to close in the third quarter of our Fiscal 2015. The Company will account for this acquisition in accordance with ASC 805.

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

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, IAMS, Eukanuba, Healthy-Hide, Digest-eeze, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.  We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in six major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies and home and garden controls.

Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”); (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iv) Home and Garden, which consists of the Company’s home and garden and insect control business (“Home and Garden”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.

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

On April 28, 2015, we entered into an agreement to acquire Armored AutoGroup Parent, Inc. (“AAG”). AAG is a consumer products company consisting primarily of Armor All® and STP® products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO® brand of do-it-yourself automotive air conditioner recharge products.

Results of Operations

Fiscal Quarter and Fiscal Six Months Ended March 29, 2015 Compared to Fiscal Quarter and Fiscal Six Months Ended March 30, 2014

In this Quarterly Report on Form 10-Q we refer to the three month period ended March 29, 2015 as the “Fiscal 2015 Quarter,” the six month period ended March 29, 2015 as the “Fiscal 2015 Six Months,” the three month period ended March 30, 2014 as the “Fiscal 2014 Quarter,” and the six month period ended March 30, 2014 as the “Fiscal 2014 Six Months.”

Net Sales. Net sales for the Fiscal 2015 Quarter increased $45.3 million to $1,067.0 million from $1,021.7 million in the Fiscal 2014 Quarter, a 4% increase. The following table details the principal components of the change in net sales from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter (in millions):

Net Sales
Fiscal 2014 Quarter Net Sales	$1,021.7
Increase in global pet supplies	58.1
Increase in hardware and home improvement	27.1
Increase in small appliances	10.2
Increase in home and garden	9.4
Increase in personal care	4.6
Decrease in consumer batteries	(9.3)
Foreign currency impact, net	(54.8)
Fiscal 2015 Quarter Net Sales	$1,067.0

Net sales for the Fiscal 2015 Six Months increased $12.5 million to $2,134.8 million from $2,122.3 million in the Fiscal 2014 Six Months, a 1% increase. The following table details the principal components of the change in net sales from the Fiscal 2014 Six Months to the Fiscal 2015 Six Months (in millions):

Net Sales
Fiscal 2014 Six Months Net Sales	$2,122.3
Increase in global pet supplies	52.6
Increase in small appliances	24.7
Increase in hardware and home improvement	22.2
Increase in home and garden	15.1
Increase in personal care	9.9
Decrease in consumer batteries	(20.3)
Foreign currency impact, net	(91.7)
Fiscal 2015 Six Months Net Sales	$2,134.8

Consolidated net sales by product line for the Fiscal 2015 Quarter, the Fiscal 2014 Quarter, the Fiscal 2015 Six Months and the Fiscal 2014 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months

	2015	2014	2015	2014
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$181.8	$211.4	$422.0	$475.8
Small appliances	151.6	152.5	375.4	369.3
Personal care	110.5	117.0	283.0	295.1
Total Global batteries and appliances	$443.9	$480.9	$1,080.4	$1,140.2
Hardware and home improvement	289.4	266.9	560.6	545.3
Global pet supplies	209.8	159.4	330.4	288.5
Home and garden	123.9	114.5	163.4	148.3
Total net sales to external customers	$1,067.0	$1,021.7	$2,134.8	$2,122.3

Global consumer battery sales decreased $29.6 million, or 14%, during the Fiscal 2015 Quarter versus the Fiscal 2014 Quarter. Excluding the impact of negative foreign exchange of $20.3 million, global consumer battery sales decreased $9.3 million. The constant currency decrease in global consumer battery sales was attributable to a decrease in North American sales of $15.0 million, which was partially offset by increases in European and Latin American consumer battery sales of $4.2 million and $1.4 million, respectively. The North American battery decrease was due to the following: (i) $10.0 million in alkaline batteries; (ii) $2.8 million in specialty batteries;  and (iii) $2.2 million in lights. The decrease in North American alkaline battery sales was primarily attributable to continued competitor discounting coupled with a retail customer bankruptcy. The decrease in North American specialty batteries and lights was primarily attributable to distribution loss to a competitor at a major retailer. On a constant currency basis, the European sales increase was primarily due to $7.3 million in alkaline batteries tempered with a $2.7 million decrease in specialty batteries.  The increase in European alkaline battery sales was driven by customer gains and increased volume at existing retailors. The decrease in European specialty batteries was driven by non-recurrence of promotions. The Latin American sales increase was primarily attributable to $2.2 million in our lighting category as a result of continuing geographic expansion coupled with an effective product launch of our compact fluorescent light bulbs. Global consumer battery sales decreased $53.8 million, or 11%, during the Fiscal 2015 Six Months compared to the Fiscal 2014 Six Months. Excluding the impact of negative foreign exchange of $33.5 million, global consumer battery sales decreased $20.4 million. The constant currency decrease in global consumer battery sales was primarily attributable to the factors discussed above for the Fiscal 2015 Quarter across all geographic regions.

Small appliance sales decreased  $0.9 million, or 1%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included $11.1 million of negative foreign exchange impact.  Excluding foreign exchange, European, Latin American and North American sales increased $6.6 million,  $3.3 million and $0.3 million, respectively. The European sales increase was attributable to new products and promotions at current customers coupled with customer gains. The Latin American sales increase was attributable to volume gains, new products and sales promotions, specifically in Central America, Brazil, Argentina and Chile.    Small appliance sales increased $6.1 million, or 2%, during the Fiscal 2015 Six Months versus the Fiscal 2014 Six Months, which included a negative foreign currency exchange impact of $18.6 million. Excluding foreign exchange, European and Latin American sales increased $15.2 million and $1.9 million, respectively, based on factors discussed above for the Fiscal 2015 Quarter.  The North American sales increase of $7.6 million during the Fiscal 2015 Six Months was due to promotions coupled with new products and existing retailer shelf space gains.

Personal care sales decreased $6.5 million, or 6%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included $11.1 million of negative foreign exchange impact. Excluding foreign exchange, North American and Latin American sales increased $3.2 million and $2.5 million, respectively, which was offset by a  European sales decrease of $1.1 million.  The North American sales increase was primarily a result of product display location changes at a major customer.  The Latin American sales increase was primarily attributable to the growth of our hair care product category and shaving products coupled with customer gains.  The European sales decrease was due to non-recurrence of promotions that occurred in the Fiscal 2014 Quarter. Personal care sales decreased $12.1 million, or 4%, during the Fiscal 2015 Six Months compared to the Fiscal 2014 Six Months. Excluding the negative foreign currency exchange impact of $22.0 million, personal care sales increased $9.9 million in the Fiscal 2015 Six Months. Excluding foreign exchange, European and Latin American sales increased $7.0 million and $3.3 million, respectively. These gains were tempered by a $0.4 million sales decline in North America. The European sales increase during the Fiscal 2015 Six Months was due to strong sales in the first quarter of our fiscal year ending September 30, 2015 (“Fiscal 2015”), primarily due to new product releases related to male grooming coupled with geographic expansion into Eastern Europe.  The Latin American sales increase was due to factors discussed above for the Fiscal 2015 Quarter.

Hardware and home improvement sales increased $22.5 million, or 8%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included negative foreign exchange impact of $4.6 million. On a constant currency basis, security sales, plumbing sales and hardware sales increased $19.1 million, $7.3 million and $0.7 million, respectively. The port delays had a $7.8 million negative impact on sales during the Fiscal 2015 Quarter. The sales gain in security was primarily from non-retail channels coupled with the acquisition of Tell Manufacturing, Inc. (“Tell”) during our first quarter of Fiscal 2015, which resulted in a  $9.3 million increase in sales during the Fiscal 2015 Quarter. The sales gain in plumbing was primarily was a result of promotions and retail growth due to new product launches. Hardware and home improvement sales increased $15.3 million, or 3%, during the Fiscal 2015 Six Months compared to the Fiscal 2014 Six Months, which included negative foreign exchange impacts of $6.9 million. On a constant currency basis, the sales increase was attributable to gains in security sales and plumbing sales of $25.8 million and $10.3 million, respectively.  These gains were partially offset by a  sales decline in hardware of $13.9 million.  The sales gains in security and plumbing were attributable to the strong Fiscal 2015 Quarter sales discussed above.  The sales decline in hardware was mainly due to a distributor transition for our Asian supplier during our first quarter of Fiscal 2015.

Global pet supplies sales increased $50.4 million, or 32%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included negative foreign exchange impact of $7.7 million.  On a constant currency basis and including acquisitions, companion animal sales increased $61.7 million while aquatic sales decreased $3.6 million.  The constant currency sales increase in companion animal was primarily driven by the acquisitions of Proctor & Gamble’s European pet food business (“European IAMS and Eukanuba”) and Salix Animal Health LLC (“Salix”), which accounted for $$62.6 million of sales during the Fiscal 2015 Quarter. The aquatics sales decline was driven by weakness in the aquatic product category in North America coupled with lower international sales. Global pet supplies sales increased $41.9 million, or 15%, during the Fiscal 2015 Six Months versus the Fiscal 2014 Six Months,  which included a negative foreign exchange impact of $10.7 million.  On a constant currency basis and including acquisitions, companion animal sales increased $61.2 million while aquatic sales decreased $8.5 million, primarily due to the factors discussed above for both product categories during the Fiscal 2015 Quarter.

Home and garden control sales increased $9.4 million, or 8%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter.  The sales gain was attributable to increases in repellent product sales, lawn and garden control product sales and household insect control sales of $4.2 million, $3.4 million and $1.8 million, respectively. The sales increase in all three product categories was a result of distribution gains and strong sales at existing customers, which drove replenishment orders during the Fiscal 2015 Quarter.  Home and garden control sales increased $15.1 million, or 10%, during the Fiscal 2015 Six Months compared to the Fiscal 2014 Six Months, primarily attributable to the factors discussed above for the Fiscal 2015 Quarter coupled with the full period impact of the acquisition of The Liquid Fence Company, Inc. (“Liquid Fence”), which occurred during the second quarter of our fiscal year ended September 30, 2014 (“Fiscal 2014”).

Gross Profit. Gross profit and gross profit margin for the Fiscal 2015 Quarter was $374.7 million and 35.1%, respectively, versus $359.6 million and 35.2%, respectively, for the Fiscal 2014 Quarter. Gross profit was up primarily due to the previously discussed acquisitions during Fiscal 2015, which contributed $24.9 million in gross profit in the Fiscal 2015 Quarter. Gross profit margin percentage was down slightly in the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, primarily driven by impact of negative foreign currency exchange.

Gross profit for the Fiscal 2015 Six Months was $744.9 million versus $740.8 million for the Fiscal 2014 Six Months. Our gross profit margin for the Fiscal 2015 Six Months compared to the Fiscal 2014 Six Months was the same at 34.9% for both periods. Excluding the impact of negative foreign currency exchange, gross profit margin increased by 10 basis points to 35.0% for the Fiscal 2015 Six Months.

Operating Expenses. Operating expenses for the Fiscal 2015 Quarter totaled $286.3 million compared to $267.0 million for the Fiscal 2014 Quarter.  The $19.3 million increase in operating expenses during the Fiscal 2015 Quarter is primarily attributable to the increases in General and administrative expenses, Selling expenses and Acquisition and integration related charges, of $8.4 million, $7.4 million and $5.6 million, respectively. These increases were partially offset by a decrease in Restructuring and related charges of $2.6 million. The increase in General and administrative expenses and Selling expenses was mainly due to an increase in Net sales coupled with an increase in stock compensation expense of $2.5 million. Selling expenses as a percentage of net sales remained constant at 16.2% for the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter. The $5.6 million increase in Acquisition and integration related charges was primarily attributable to costs related to the acquisition of European IAMS and Eukanuba and Salix during the Fiscal 2015 Quarter.

Operating expenses for the Fiscal 2015 Six Months totaled $540.9 million compared to $523.2 million for the Fiscal 2014 Six Months.  The $17.7 million increase in operating expenses during the Fiscal 2014 Six Months was primarily due to increases in Acquisition and integration related charges, General and administrative expenses, Selling expenses, Restructuring and related charges of $8.2 million, $3.7 million, $3.0 million and $1.9 million, respectively. The operating expense increase during the Fiscal 2015 Six Months was primarily attributable to the factors discussed above for the Fiscal 2015 Quarter.

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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2015 Quarter, the Fiscal 2015 Six Months, the Fiscal 2014 Quarter and the Fiscal 2014 Six Months:

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2015 Quarter	Appliances	Improvement	Supplies	Garden	Items(a)	SB Holdings

	(in millions)
Net income (loss), as adjusted (a)	$37.9	$32.4	$12.6	$28.0	$(83.0)	$27.9
Income tax expense	—	—	—	—	8.1	8.1
Interest expense	—	—	—	—	49.2	49.2
Acquisition and integration related charges	1.0	2.7	3.9	0.3	4.0	11.9
Restructuring and related charges	0.7	1.3	2.3	0.1	—	4.4
Purchase accounting fair value adjustment	—	—	2.2	—	—	2.2
Other (b)	—	—	—	—	1.7	1.7
Adjusted EBIT	$39.6	$36.4	$21.0	$28.4	$(20.0)	$105.4
Depreciation and amortization (c)	17.5	9.3	9.9	3.1	13.9	53.7
Adjusted EBITDA	$57.1	$45.7	$30.9	$31.5	$(6.1)	$159.1

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2015 Six Months	Appliances	Improvement	Supplies	Garden	Items(a)	SB Holdings

	(in millions)
Net income (loss), as adjusted (a)	$126.2	$70.9	$15.4	$28.8	$(163.4)	$77.9
Income tax expense	—	—	—	—	28.6	28.6
Interest expense	—	—	—	—	93.6	93.6
Acquisition and integration related charges	2.6	4.5	4.3	2.2	6.4	20.0
Restructuring and related charges	5.5	1.5	4.4	0.1	0.3	11.8
Purchase accounting fair value adjustment	—	0.8	2.2	—	—	3.0
Other (d)	—	—	—	—	1.8	1.8
Adjusted EBIT	$134.3	$77.7	$26.3	$31.1	$(32.7)	$236.7
Depreciation and amortization (c)	34.9	20.0	17.6	6.4	19.3	98.2
Adjusted EBITDA	$169.2	$97.7	$43.9	$37.5	$(13.4)	$334.9

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2014 Quarter	Appliances	Improvement	Supplies	Garden	Items(a)	SB Holdings

	(in millions)
Net income (loss), as adjusted (a)	$35.7	$31.9	$19.4	$22.8	$(75.9)	$33.9
Income tax expense	—	—	—	—	10.5	10.5
Interest expense	—	—	—	—	47.4	47.4
Acquisition and integration related charges	2.8	1.4	—	0.3	1.8	6.3
Restructuring and related charges	4.9	2.0	1.0	—	—	7.9
Adjusted EBIT	$43.4	$35.3	$20.4	$23.1	$(16.2)	$106.0
Depreciation and amortization (c)	17.8	10.0	8.1	3.3	11.3	50.5
Adjusted EBITDA	$61.2	$45.3	$28.5	$26.4	$(4.9)	$156.5

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2014 Six Months	Appliances	Improvement	Supplies	Garden	Items(a)	SB Holdings

	(in millions)
Net income (loss), as adjusted (a)	$128.8	$67.6	$31.9	$21.5	$(161.5)	$88.3
Income tax expense	—	—	—	—	23.3	23.3
Interest expense	—	—	—	—	104.4	104.4
Acquisition and integration related charges	4.7	3.6	—	0.3	3.2	11.8
Restructuring and related charges	7.2	3.1	1.3	—	0.7	12.3
Adjusted EBIT	$140.7	$74.3	$33.2	$21.8	$(29.9)	$240.1
Depreciation and amortization (c)	34.7	20.7	15.7	6.1	17.9	95.1
Adjusted EBITDA	$175.4	$95.0	$48.9	$27.9	$(12.0)	$335.2

____________________________

(a)

It is our policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included in other are costs associated with a transition agreement with another key executive.
(c)	Included within depreciation and amortization is amortization of stock based compensation.
(d)	Included in other are costs associated with onboarding for a key executive coupled with costs associated with a transition agreement with another key executive.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Six Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$443.9	$480.9	$1,080.4	$1,140.2
Segment profit	$41.8	$44.2	$138.4	$141.4
Segment profit as a % of net sales	9.4%	9.2%	12.8%	12.4%
Segment Adjusted EBITDA	$57.1	$61.2	$169.2	$175.4
Assets as of March 29, 2015 and September 30, 2014	$2,094.0	$2,152.0	$2,094.0	$2,152.0

Global Batteries & Appliances net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit in the Fiscal 2015 Quarter decreased to $41.8 million from $44.2 million in the Fiscal 2014 Quarter, driven by the previously discussed sales decrease which was partially tempered by operating cost savings from the Global Expense Rationalization Initiatives that were originally implemented in the fiscal year ended September 30, 2013 (“Fiscal 2013”) and expanded in Fiscal 2014.  Segment profitability as a percentage of net sales increased to 9.4% in the Fiscal 2015 Quarter compared to 9.2% in the Fiscal 2014 Quarter as a result of the cost savings discussed above.

Segment profit in the Fiscal 2015 Six Months decreased to $138.4 million from $141.4 million in the Fiscal 2014 Six Months, driven by decreased sales and operating cost improvements as discussed for the Fiscal 2015 Quarter. Segment profitability as a percentage of net sales increased to 12.8% in the Fiscal 2015 Six Months versus 12.4% in the Fiscal 2014 Six Months, due to the cost improvements discussed above.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter decreased to $57.1 million from $61.2 million in the Fiscal 2014 Quarter. Segment Adjusted EBITDA in the Fiscal 2015 Six Months decreased to $169.2 million from $175.4 million in the

Fiscal 2014 Six Months. The decrease in segment Adjusted EBITDA for both periods was driven by the factors that drove the decrease in segment profit discussed above for each respective period.

Segment assets at March 29, 2015 decreased to $2,094.0 million from $2,152.0 million at September 30, 2014. The decrease was primarily due to the decrease of $44.7 million in intangible assets as a result of amortization of definite lived intangible assets and foreign currency impact.

Hardware & Home Improvement

	Fiscal Quarter		Fiscal Six Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$289.4	$266.9	$560.6	$545.3
Segment profit	$37.3	$34.8	$76.1	$74.8
Segment profit as a % of net sales	12.9%	13.0%	13.6%	13.7%
Segment Adjusted EBITDA	$45.7	$45.3	$97.7	$95.0
Assets as of March 29, 2015 and September 30, 2014	$1,700.6	$1,629.0	$1,700.6	$1,629.0

Hardware and home improvement net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit in the Fiscal 2015 Quarter increased to $37.3 million from $34.8 million in the Fiscal 2014 Quarter.  Segment profitability as a percentage of sales declined slightly to 12.9% in the Fiscal 2015 Quarter, versus 13.0% in the Fiscal 2014 Quarter. The increase in segment profit was driven by the previously discussed sales increase, whereas the slight decline in segment profitability as a percentage of sales was driven by an increase in manufacturing costs.

Segment profit in the Fiscal 2015 Six Months increased to $76.1 million from $74.8 million in the Fiscal 2014 Six Months. Segment profitability as a percentage of sales was 13.6% in the Fiscal 2015 Six Months and 13.7% in the Fiscal 2014 Six Months. The increase in segment profit and decrease in segment profitability as a percentage of sales was driven by factors discussed above for the Fiscal 2015 Quarter.

Segment Adjusted EBITDA was $45.7 million in the Fiscal 2015 Quarter versus $45.3 million in the Fiscal 2014 Quarter. The slight increase in Segment Adjusted EBITDA of $0.4 million was due to the previously discussed increase in sales. Segment Adjusted EBITDA was $97.7 million in the Fiscal 2015 Six Months versus $95.0 million in the Fiscal 2014 Six Months. The increase in Segment Adjusted EBITDA for this period was driven by the increased sales and cost savings discussed above.

Segment assets at March 29, 2015 and September 30, 2014 were $1,700.6 million and $1,629.0 million, respectively. The increase in segment assets was primarily driven by a seasonal increase in account receivable and inventory of $70.5 million and the Tell acquisition, offset by depreciation and amortization.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$209.8	$159.4	$330.4	$288.5
Segment profit	$18.7	$20.6	$24.4	$33.6
Segment profit as a % of net sales	8.9%	12.9%	7.4%	11.6%
Segment Adjusted EBITDA	$30.9	$28.5	$43.9	$48.9
Assets as of March 29, 2015 and September 30, 2014	$1,151.7	$890.4	$1,151.7	$890.4

Global pet supply net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit decreased to $18.7 million in the Fiscal 2015 Quarter compared to $20.6 million in the Fiscal 2014 Quarter and segment profitability as a percentage of sales in the Fiscal 2015 Quarter decreased to 8.9% from 12.9% in the Fiscal 2014 Quarter. The decreased in segment profit and segment profitability as a percent of sales were driven by an increase in product costs coupled with unfavorable product mix and a  one-time increase to cost of goods sold in the Fiscal 2015 Quarter due to the sale of inventory revalued in connection with the Salix and European IAMS and Eukanuba acquisitions of $1.7 million and $0.5, respectively. These unfavorable items were partially offset by cost improvements from the Global Expense Rationalization Initiatives that were originally implemented in Fiscal 2013 and expanded upon in Fiscal 2014.

Segment profit decreased to $24.4 million in the Fiscal 2015 Six Months compared to $33.6 million in the Fiscal 2014 Six Months. Segment profitability as a percentage of sales in the Fiscal 2015 Six Months decreased to 7.4% from 11.6% in the Fiscal 2014 Six Months. The decreases in segment profit and segment profitability as a percent of sales were driven by the factors discussed above for the Fiscal 2015 Quarter.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter increased to $30.9 million from $28.5 million in the Fiscal 2014 Quarter. The increase in Segment Adjusted EBITDA was primarily due a combined increase of $7.7 million from the Salix and European IAMS and Eukanuba acquisitions tempered by the factors discussed above for the decrease in segment profit for the Fiscal 2015 Quarter. Segment Adjusted EBITDA in the Fiscal 2015 Six Months decreased to $43.9 million from $48.9 million in the Fiscal 2014 Six Months. The decrease in segment Adjusted EBITDA was driven by the factors that drove the decrease in segment profit discussed above,  partially offset by the combined increase in Adjusted EBITDA of $7.7 million from the Salix and European IAMS and Eukanuba acquisitions.

Segment assets at March 29, 2015 increased to $1,151.7 million from $890.4 million at September 30, 2014. The increase in segment assets was primarily attributable to the acquisitions of Salix and European IAMS and Eukanuba during the Fiscal 2015 Quarter.  Goodwill and intangible assets increased to $795.6 million at March 29, 2015 from $668.7 million at September 30, 2014.

See Note 14, "Acquisitions,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Acquisitions.

Home and Garden

	Fiscal Quarter		Fiscal Six Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$123.9	$114.5	$163.4	$148.3
Segment profit	$28.3	$23.1	$31.1	$21.9
Segment profit as a % of net sales	22.8%	20.2%	19.0%	14.8%
Segment Adjusted EBITDA	$31.5	$26.4	$37.5	$27.9
Assets as of March 29, 2015 and September 30, 2014	$617.3	$526.6	$617.3	$526.6

Home and Garden net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profitability in the Fiscal 2015 Quarter increased to $28.3 million from $23.1 million in the Fiscal 2014 Quarter.  Segment profitability as a percentage of sales in the Fiscal 2015 Quarter increased to 22.8% from 20.2% last year. The increase in segment profit and segment profitability as a percentage of sales is attributable to the increase in net sales to external customers as discussed within the “Product line net sales by segment” above coupled with cost improvements from the Global Expense Rationalization Initiatives that were originally implemented in Fiscal 2013 and expanded upon in Fiscal 2014.

Segment profitability in the Fiscal 2015 Six Months increased to $31.1 million from $21.9 million in the Fiscal 2014 Six Months, driven by increased sales in the Fiscal 2015 Six Months and cost improvements coupled with the Liquid Fence acquisition that closed in the second quarter of Fiscal 2014. Segment profitability as a percentage of sales in the Fiscal 2015 Six Months increased to 19.0%, from 14.8% in the Fiscal 2014 Six Months due to factors discussed for the increase in segment profit.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter increased to $31.5 million from $26.4 million in the Fiscal 2014 Quarter. Segment Adjusted EBITDA in the Fiscal 2015 Six Months increased to $37.5 million from $27.9 million in the Fiscal 2014 Six Months.  The increase in segment adjusted EBITDA for both periods are driven by the factors discussed above for the increase in segment profit and segment profitability.

Segment assets at March 29, 2015 increased to $617.3 million from $526.6 million at September 30, 2014. The increase in segment assets was driven by normal seasonal increases in inventory in preparation of our major selling season. Goodwill and intangible assets decreased to $443.8 million at March 29, 2015 from $449.2 million at September 30, 2014, due to amortization of definite lived intangible assets.

Corporate Expense. Our corporate expense was $21.4 million in the Fiscal 2015 Quarter compared to $15.9 million in the Fiscal 2014 Quarter.  The $5.5 million increase in corporate expense is primarily attributable to an increase of $2.5 million in stock compensation expense coupled with a $1.7 million expense related to a transition and retention agreement entered into with a key executive. Corporate expense a percentage of consolidated net sales increased to 2.0% in the Fiscal 2015 Quarter compared to 1.6% in the Fiscal 2014 Quarter based on the factors discussed above.

Our corporate expense was $34.2 million in the Fiscal 2015 Six Months compared to $30.0 million in the Fiscal 2014 Six Months and corporate expense as a percentage of consolidated net sales increased to 1.6% in the Fiscal 2015 Six Months compared to 1.4% in the Fiscal 2014 Six Months. The increase in corporate expense and corporate expense as a percentage of net sales is primarily attributable to the factors discussed above for the Fiscal 2015 Quarter.

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

Interest Expense. Interest expense in the Fiscal 2015 Quarter was $49.2 million compared to $47.4 million in the Fiscal 2014 Quarter. The $1.8 million increase in interest expense in the Fiscal 2015 Quarter is driven primarily by $1.6 million in costs related to the Euro Term Loan Tranche B and $3.9 million in costs related to the 6.125% Notes, which were incurred in connection with acquisitions made in the Fiscal 2015 Quarter, partially offset by savings due to lower interest on our Term Loan and other debt. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Interest expense in the Fiscal 2015 Six Months was $93.6 million compared to $104.4 million in the Fiscal 2014 Six Months. The $10.8 million decrease in interest expense in the Fiscal 2015 Six Months is primarily driven by the non-recurrence of $11.3 million in costs related to the refinancing of the Term Loan in the first quarter of our Fiscal 2014, consisting of the write off of unamortized deferred financing fees and original issue discount, coupled with savings due to lower interest on our Term Loan and other debt. These decreases were tempered by $1.8 million in costs related to the Euro Term Loan Tranche B and $4.9 million in costs related to the 6.125% Notes, which were incurred in connection with acquisitions made in the Fiscal 2015 Six Months. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rates for the Fiscal 2015 Quarter and the Fiscal 2015 Six Months were 22% and 27%, respectively. Our effective tax rates for the Fiscal 2014 Quarter and the Fiscal 2014 Six Months were 24% and 21%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to (i) income earned outside the U.S. that is subject to statutory rates lower than 35%, (ii) the release of valuation allowance on U.S. net operating loss deferred tax assets offsetting tax expense on both U.S. pretax income and foreign income not permanently reinvested, and (iii) deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes. Additionally, we recorded a tax charge of $3.6 million for both the Fiscal 2015 Quarter and the Fiscal 2015 Six Months,  to establish a valuation allowance against certain deferred tax assets related to our Brazil operations, since it is more likely than not that we will not obtain tax benefits from these assets. For the Fiscal 2014 Quarter and the Fiscal 2014 Six Months, the tax rate was reduced due to a favorable Mexican tax law change.

We are not treating current and certain prior year earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the recording of U.S. tax on foreign earnings not considered permanently reinvested might have a material effect on our effective tax rate. By the end of our fiscal year ending September 30, 2015, we expect to record approximately $3.5 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings, and also expect to record $16.9 million of U.S. tax on future repatriation that would be offset by operating losses.

During our fiscal year ending September 30, 2014, we earned domestic pretax book income after having generated significant domestic book and tax losses since our fiscal year ended September 30, 1997. We generated small domestic income during the Fiscal 2015 Quarter and the Fiscal 2015 Six Months. Should we generate domestic pretax profits in the near-term, there is a reasonable possibility that some or most of the domestic valuation allowance could be released, which could result in a material tax benefit. We estimate that $123.4 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic income generated due to prior period ownership changes that limit the amount of NOLs we can use.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2015 Six Months, cash used by operating activities totaled  $180.3 million compared to cash used of $155.6 million during the Fiscal 2014 Six Months. The $24.7 million increase in cash used by operating activities was primarily due to:

•

Cash used for working capital and other items of $35.3 million was driven by increases in inventory, accounts receivable and other working capital accounts; partially offset by an increase in cash from the change in accounts payable;

•	Other uses totaling $1.9 million

Offset by,

•	Lower cash payments for interest of $7.1 million; and

•	Lower cash payments for income taxes of $5.4 million.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2015, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our asset based lending revolving credit facility (the “ABL Facility”). Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. While our cash flow from operations for the Fiscal Six Months is negative, primarily driven by the seasonal increase of inventory related to Hardware and Home Improvement and Home and Garden Segments, we expect cash flow from operations for the full year Fiscal 2015 to be positive from normal operating performance and seasonal reductions in working capital during the second half of the fiscal year, which is consistent with the previous full fiscal years.

At March 29, 2015, there are no significant foreign cash balances available for repatriation. During Fiscal 2015, we expect to generate between $75 million and $125 million of foreign cash that may be repatriated for general corporate purposes.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for further discussion of the risks associated with our ability to service all of our existing indebtedness and our ability to maintain compliance with financial and other covenants related to our indebtedness.

Investing Activities

Net cash used by investing activities was $322.3 million for the Fiscal 2015  Six Months compared to $62.2 million for the Fiscal 2014 Six Months. The $260.1 million increase in cash used by investing activities in the Fiscal 2015 Six Months is primarily driven by an increase in cash used for acquisitions of $267.4 million, which was related to the $147.5 million purchase, net of cash acquired, of Salix, the $116.0 million purchase, net of cash acquired, of European IAMS and Eukanuba and the $29.2 million purchase, net of cash acquired, of Tell, partially offset by the $25.3 million Fiscal 2014 Six Months cash paid for the Liquid Fence acquisition coupled with a decrease in purchases of properly, plant and equipment of $6.9 million and proceeds from sales of property, plant and equipment of $1.2 million.

Financing Activities

Debt Financing

At March 29, 2015 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $635.2  principal due September 4, 2017 (“Tranche A”), $508.6 principal due September 4, 2019 (“Tranche C”), $30.5 Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”),  $242.5 Euro denominated principal due September 4, 2019 (“Euro Term Loan Tranche A”) and $163.3 Euro denominated principal due December 19, 2021 (“Euro Term Loan Tranche B”) (together, the “Term Loan”); (ii) $300.0 6.75% unsecured notes (the “6.75% Notes”); (iii) $520.0 6.375% unsecured notes (the “6.375% Notes”); (iv) $570.0 6.625% unsecured notes (the “ 6.625% Notes”); (v) $250.0 6.125% unsecured notes (the “6.125% Notes”) and (vi) a $400.0 asset based lending revolving credit facility (the “ABL Facility”).

At March 29, 2015, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes, the indenture governing the 6.125% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").

From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH Holdings, LLC or its subsidiaries, in the open market or otherwise.

See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Financing Cash Flows

The Fiscal 2015  Six Months net cash provided by financing activities of $407.7 million consisted of the following:  (i) proceeds related to the issuance of $250.0 million of unsecured notes; (ii) proceeds related to the Euro Term Loan Tranche B of $185.4 million (iii) borrowings of $42.0 million on our ABL Facility; (iv)  a use to pay share-based tax withholdings of employees for vested stock awards of $1.9 million, net of proceeds upon vesting; (v) a use to pay $33.5 million of dividends; (vi) a use to pay $6.9 million of debt issuance costs; (vii) a use of $8.5 million for treasury stock purchases; (viii)  a use of $0.1 million from other financing activities; and (ix) a use for reduction of other debt of $3.6 million.  The primary use of the proceeds from these activities was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities” and to provide resources for acquisitions.

The Fiscal 2014 Six Months net cash provided by financing activities of $105.0 million consisted of the following:  (i) proceeds related to the issuance $523.7 million of Term Debt; (ii) a use of $530.8 million to repay debt under the Senior Credit Facilities; (iii) borrowings of $167.5 million on our ABL Facility; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $26.5 million, net of proceeds upon vesting; (v) a use to pay $29.0 million of dividends; (vi) a use to pay $5.4 million of debt issuance costs; (vii) a use of $4.5 million for treasury stock purchases; (viii) $11.6 million proceeds from other financing activities; and (ix) a use for reduction of other debt of $1.6 million.  The primary use of the proceeds was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities” and to provide resources for acquisitions.

Interest Payments and Fees

In addition to principal payments on our debt obligations as mentioned above, we have annual interest payment obligations of approximately $162.7 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33.2 million, interest under our 6.625% Notes of approximately $37.8 million, interest under our 6.75% Notes of approximately $20.3 million, interest under our 6.125% Notes of approximately $15.3 million and interest under our Term Loan and ABL Facility of approximately $54.5 million and $1.6 million, respectively. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes, the 6.75% Notes and the 6.125% Notes is payable semi-annually in arrears and interest under the Term Loan is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities

During the Fiscal 2015 Six Months, we granted 0.53 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases where the employee is terminated without cause. The total market value of the restricted stock units on the date of grant was approximately $47.8 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise.

Financing Related to the AAG Acquisition

On April 28, 2015, we entered into an Agreement and Plan of Merger (the “AAG Merger Agreement”) to acquire Armored AutoGroup Parent Inc. (“AAG”). AAG is a consumer products company consisting primarily of Armor All® and STP® products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO® brand of do-it-yourself automotive air conditioner recharge products. We plan to fund the AAG Acquisition and associated fees and expenses through a combination of new debt and equity, including equity to be purchased by HRG Group, Inc. As part of the AAG Acquisition, we received financing commitments from Credit Suisse, Deutsche Bank and Jefferies, pursuant to which, and subject to certain conditions, the financial institutions committed to provide to us “back stop” bridge facilities in an aggregate amount of $1,500.0 million (the “Bridge Facility”). The obligations of the financial institutions to provide debt financing under the Bridge Facility are subject to a number of conditions, including, without limitation, (i) that since February 28, 2015 through the date of the AAG Merger Agreement and since the date of the AAG Merger Agreement, there has not been material adverse change in AAG, (ii) the execution and delivery of definitive documentation with respect to the Bridge Facilities consistent with the debt commitment letter, (iii) the accuracy of certain specified representations and warranties in the loan documents and in the AAG Merger Agreement, (iv) consummation of the acquisition of AAG substantially in accordance with the terms and conditions of the AAG Merger Agreement concurrently with the initial funding of the Bridge Facilities, (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate) and certain financial statements of AAG and (vi) payment of applicable costs, fees and expenses. The final termination date for the debt commitment letter is the earlier of (i) the termination of the AAG Merger Agreement, (ii) our receipt of an aggregate $1,500.0 million in gross proceeds from equity and/or debt offerings and (iii) June 30, 2015.

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

New Accounting Pronouncements

Presentation of debt issuance costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03,  Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2018. We have not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

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

At March 29, 2015, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent unfavorable shift in interest rates would be a loss of $2.0 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $2.0 million.

At March 29, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35.9 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying foreign currency-denominated exposures, would be a net gain of $21.0 million.

At March 29, 2015, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.5 million. The net impact on reported earnings, after also including the effect of the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.7 million.

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

Item 1A.   Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 21, 2014 (our “Form 10-K”). Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additional risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related to the AAG Acquisition

The AAG Acquisition may not be consummated, and if such acquisition is not consummated, we may be subject to monetary or other damages under the AAG Merger Agreement.

On April 28, 2015, we entered into an Agreement and Plan of Merger (the “AAG Merger Agreement”) with Armored AutoGroup Parent Inc. (“AAG”), Ignite Merger Sub, Inc., a direct wholly owned subsidiary of Spectrum Brands, Inc., and

Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of AAG. Under the AAG Merger Agreement, the Company will acquire AAG for a purchase price of approximately $1,400.0 million (subject to customary adjustments for cash, debt, net working capital and transaction-related expenses described in the AAG Merger Agreement), which will be paid entirely in cash (the “AAG Acquisition”). Completion of this acquisition is subject to certain limited conditions, including the accuracy of AAG’s representations and warranties, material compliance by AAG with certain pre-closing covenants, regulatory review and no material adverse change in AAG since the date of the AAG Merger Agreement.

We expect the AAG Acquisition to close by the end of our fiscal third quarter. There can be no assurance, however, that all closing conditions for the acquisition will be satisfied. The AAG Merger Agreement may be terminated by the mutual consent of the parties and under certain other circumstances, including by either party if the closing of the acquisition has not occurred by June 30, 2015.

The representations, warranties and covenants made by AAG in the AAG Merger Agreement do not survive the closing and are not subject to indemnification. Therefore, in the event that AAG breaches the representations, warranties and covenants made by AAG in the AAG Merger Agreement, except in respect of those covenants and agreements that by their terms apply or are to be performed in whole or in part at or after the Closing, we will have no recourse to AAG’s former shareholders other than for actual fraud. We have elected to self-insure against such risk.

We plan to fund the AAG Acquisition and associated fees and expenses through a combination of new debt and equity, including equity to be purchased by HRG Group, Inc.  However, our ability to obtain financing is subject to certain conditions that may not be satisfied at the closing of the AAG Acquisition. If we are unable to obtain sufficient financing or experience a significant diminution of our existing cash and cash equivalents or other sources of capital, and as a result we do not have sufficient funds to complete the AAG Acquisition or otherwise do not consummate the AAG Acquisition, we may be subject to monetary or other damages under the AAG Merger Agreement as a result of our failure to complete the AAG Acquisition. Our ability to obtain financing is not a condition to closing under the AAG Merger Agreement.

Failure to complete the AAG Acquisition could impact our stock price and our future business and financial results.

If the AAG Acquisition is not completed or our financing for the AAG Acquisition becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•

depending on the reasons for the failure to complete the AAG Acquisition, we could be liable to AAG or its current owners for monetary or other damages in connection with the termination or breach of the merger agreement;

•	we have dedicated significant time and resources, financial and otherwise, in planning for the AAG Acquisition and the associated integration;
•	we are responsible for certain transaction costs relating to the AAG Acquisition, whether or not the acquisition is completed;
•

while the AAG Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, including our ability to make certain other significant acquisitions, which may adversely affect our ability to execute certain of our business strategies; and

•

matters relating to the AAG Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the AAG Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We may also be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

We face significant risks from the AAG Acquisition similar to risks generally associated with our acquisition and expansion strategy.

The AAG Acquisition subjects us to significant risks generally associated with our acquisition and expansion strategy. Significant costs have been incurred and are expected to be incurred in connection with AAG Acquisitions and our integration of AAG with our business, including legal, accounting, financial advisory and other costs. We may also not realize the anticipated benefits of, and synergies from, the AAG Acquisition and will be responsible for certain liabilities and integration costs as a result of the AAG Acquisition. As a result of the AAG Acquisition and other acquisitions, we may also not be able to retain key personnel or recruit additional qualified personnel, which could require us to incur substantial additional costs to recruit replacement personnel. General customer uncertainty, including our and AAG’s customers, related to the AAG Acquisition could also harm us. Each of these risks, which is described in more detail in our Form 10-K, could result in the AAG Acquisition having a material adverse effect on our business.

We and AAG have similar major customers and the loss of any significant customer may adversely affect our results of operations.

A limited number of the same customers represents a large percentage of our and AAG’s respective net sales. One of our largest customers accounted for approximately 23% of AAG’s net sales for AAG for the twelve months ended December 31, 2014. AAG’s next largest customer accounted for approximately 12% of net sales for the same period and no other customer accounting for more than 10% of AAG’s net sales for the same period. The success of our and AAG’s businesses depends, in part, on our ability to maintain our level of sales and product distribution through high-volume distributors, retailers, super centers and mass merchandisers.

Currently, neither we nor AAG have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers, whether before or after the AAG Acquisition, to discontinue or decrease the amount of products purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. See “Risk Factors—Risks Related to our Business—Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations,” contained in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the Fiscal 2015 Quarter, we did not sell any equity securities that were not registered under the Securities Act. On August 6, 2013, the Board of Directors approved a $200 million common stock repurchase program. The authorization is effective for 24 months. During the Fiscal 2015 Quarter, we did not purchase any shares under the common stock repurchase program.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2015
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ DOUGLAS L. MARTIN
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1

Agreement and Plan of Merger Acquisition Agreement, dated as of April 28, 2015 between Spectrum Brands Holdings, Inc., Armored AutoGroup Parent Inc., Ignite Merger Sub, Inc. and Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of Armored AutoGroup Parent Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on April 29, 2015).

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013).

Exhibit 3.2

Second Amended and Restated By-laws of Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013).

Exhibit 10.1

Transition employment agreement, effective as of January 8, 2015, between Spectrum Brands Holdings, Inc. and David R. Lumley (incorporated by reference to Exhibit 10.3 to Spectrum Brands Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on February 5, 2015).

Exhibit 10.2	Employment Agreement, dated March 16, 2015, among Spectrum Brands Holdings, Inc., Spectrum Brands, Inc. and Andreas Rouve.*
Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

XBRL-Only Content Section