Form 10-K
period 2015-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2015-11-20
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.

001-34757	Spectrum Brands Holdings, Inc. (a Delaware corporation) 3001 Deming Way Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	27-2166630
333-192634-03	SB/RH Holdings, LLC (a Delaware limited liability company) 3001 Deming Way Middleton, WI 53562 (608) 275-3340	27-2812840

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange
SB/RH Holdings, LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Registrant	Large Accelerated Filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Spectrum Brands Holdings, Inc.	X
SB/RH Holdings, LLC			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $1,937,571,248 based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (March 29, 2015). As of November 17, 2015, there were outstanding 59,087,918 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Spectrum Brands Holdings, Inc.’s definitive proxy statement to be filed within 120 days of September 30, 2015 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

Filing Format

This combined Form 10-K is being filed separately by Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”).  SB/RH is a wholly-owned subsidiary of SBH and represents a majority of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, SBH.  Information that is specifically identified in this report as relating solely to SBH, such as its financial statements and its common stock, does not relate to and is not filed by SB/RH.  SB/RH makes no representation as to that information.  The terms “the Company,” “we,” and “our” as used in this report, refer to both SBH and its consolidated subsidiaries and SB/RH and its consolidated subsidiaries, unless otherwise indicated.  The terms “SBH” and “SB/RH” refer to Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC, respectively.

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Annual Report on Form 10-K.  All statements, other than statements of historical facts included in this Annual Report, including the statements under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	the loss of, or a significant reduction in, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors, or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2015 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1. BUSINESS

General

We are a diversified global branded consumer products company.  The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America, Europe, Middle East & Africa (“MEA”), Latin America and Asia-Pacific regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals.  We enjoy strong name recognition in our regions under our various brands and patented technologies.  Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care.  We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies, (iii) Home and Garden, (iv) Hardware & Home Improvement and (v) Global Auto Care.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment.  See Note 18, “Segment Information” of Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for more information pertaining to segments.  The following table summarizes the respective product types, brands, and regions for each of the segments:

Segment	Products	Brands	Regions
Global Batteries & Appliances

Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: small kitchen and home appliances.
Personal care: electric shaving and grooming products, hair care appliances and accessories.

		Consumer batteries: Rayovac, VARTA. Small appliances: Black & Decker, George Foreman, Russell Hobbs, Juiceman, Breadman, and Toastmaster. Personal care: Remington.	North America Europe/MEA Latin America Asia-Pacific
Hardware & Home Improvement

Hardware and home improvement: Residential locksets and door hardware including hinges, security hardware, screen and storm door products, garage hardware, window hardware and floor protection; commercial doors, locks, and hardware; kitchen, bath and shower faucets and plumbing products.

		Hardware and home improvement: Kwikset, Weiser, Baldwin, National Hardware, Stanley, Tell, Pfister.	North America Europe/MEA Latin America Asia-Pacific
Global Pet Supplies	Pet supplies: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products; aquariums and aquatic health supplies.	Pet Supplies: 8-in-1, Dingo, Nature's Miracle, Wild Harvest, Littermaid, Tetra, Marineland, Whisper, Jungle, Instant Ocean, FURminator, IAMS, Eukanuba, Healthy-Hide, Digest-eeze.	North America Europe/MEA Latin America Asia-Pacific
Home and Garden	Home and garden: Household insecticides; insect and animal repellent products; insect and weed control solutions.	Home and garden: Cutter, Repel, Spectracide, Garden Safe, Liquid Fence, Hot Shot, Black Flag.	North America Latin America
Global Auto Care(1)	Auto care: Aftermarket appearance products; performance chemicals & additives; do-it-yourself air conditioner recharge products.	Auto care: Armor All, STP, A/C PRO.	North America Europe/MEA Latin America Asia-Pacific
(1)

On May 21, 2015, the Company acquired Armored AutoGroup Parent, Inc. (“AAG”).  For more information pertaining to the AAG acquisition, see Note 3, “Acquisitions” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

Our Products

Net sales of each product category sold, as a percentage of net sales of our consolidated operations for the years ended September 30, 2015, 2014 and 2013, are as follows.

	2015	2014	2013
Hardware and home improvement products	26%	26%	21%
Consumer batteries	18%	22%	23%
Small appliances	16%	16%	18%
Pet supplies	16%	14%	15%
Personal care products	11%	12%	13%
Home and garden products	10%	10%	10%
Auto care products	3%	—%	—%
	100%	100%	100%

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

As a demonstration of our design and engineering team’s ability to innovate, our patented SmartKey technology enables consumers to easily rekey their locks without hiring a locksmith. SmartKey is sold across all channels of distribution and provides opportunities for further growth. Market share gains stemming from our SmartKey products further augment our overall market share in the residential lockset space. Also in security, we are capitalizing on the emerging trend in home automation and have developed further innovation in electronics where we utilize open-platform electronics to build scalable partnerships with technology and access control industry leaders.

Our Kwikset brand has launched the Kevo Bluetooth enabled deadbolt. The Kevo Bluetooth deadbolt turns a smart phone into a key and allows authorized users to open their Kwikset deadbolt by simply touching the lock. Owners of Kevo can also send digital EKeys and monitor the use of their lock by downloading the Kevo app for Apple iPhone and Google Android phone users.

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

On October 1, 2014, the Company acquired privately owned Tell Manufacturing, Inc. (“Tell”), a leading U.S. manufacturer and distributor of commercial doors, locks and hardware.  Tell provides the Hardware and Home Improvement segment with an established commercial security sales position through a high-quality and well recognized brand and a platform to expand our patented SmartKey and Kevo residential lock technologies into growing commercial channels.  Tell also adds doors and hollow metal door manufacturing capabilities, a strategically important adjacent category.

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

Consumer Batteries

We market and sell a full line of alkaline batteries to both retail and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. We also manufacture alkaline batteries for third parties who sell the batteries under their own private labels. Our zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low and medium drain battery powered devices. We also sell Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands.  Recently, Rayovac introduced its highest performing alkaline battery, FUSION.  Rayovac’s FUSION features a slim seal technology and optimized chemistry.

We believe that we are currently the largest worldwide marketer and distributor of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and private labels, including Beltone, Miracle Ear and Starkey.    Our other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment, medical instruments and on the go chargers.

We also offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.  Recently, Rayovac introduced an outdoor portable charging line including the RescuerTM, the AdventurerTM and the rechargeable Power Pack duo, consisting of the DayTripperTM and WeekenderTM Power Packs.  The featured portable chargers were designed for the outdoor enthusiast.  Rayovac’s flagship chargers were named International CES Innovations 2014 Design and Engineering Award Honorees.

Small Appliances

We market and sell a broad range of products in the branded small household appliances category under the George Foreman, Black & Decker, Russell Hobbs, Juiceman and Breadman brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. We also market small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands.

The Black and Decker brand debuted a new look in 2014 and continues to release new lines of products to meet customer needs.  These items include FusionBlade Technology blenders, a variety of coffee makers, choppers and a new category for the brand, slow cookers.  Black and Decker also premiered its 5 Minute Pizza Oven and Snack Maker, which cooks frozen or fresh pizzas, frozen snacks, baked goods and more.  Additionally, the George Foreman brand continues to introduce new grilling systems, including its Evolve Grill System that comes with advanced ceramic and accessory plates such as baking dishes and muffin pans, the Camp & Tailgate Propane Grill, the Dual Surface Friddle + Grill, and the Grill & Broil which broils and top melts.  The George Foreman iConnect Platform, a platform of smart device connected products, has also been introduced.

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

On December 31, 2014, we completed the acquisition of Procter & Gamble’s European pet food business, consisting of the complementary IAMS and Eukanuba premium brands for dogs and cats, which are in an adjacent category to our global pet business.  The acquired business provides access to the growing European dog and cat food market.  Eukanuba, a premium brand in the pet specialty channel, is a popular brand with breeders and veterinarians in Europe.  IAMS, a premium brand with broad consumer appeal, has a leadership share of the premium dry dog food market in the United Kingdom primarily through the food and mass merchandiser channel with opportunities to grow further across Europe.  IAMS is positioned for consumers who treat their pets as family members and view the food they feed their pets as a way to make them happy.

On January 16, 2015, we acquired privately owned Salix Animal Health, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks, offering a comprehensive line of chews made from beef hides, pork, chicken, beef and other various proteins.  Branded and private label products are sold to mass merchandisers, grocery stores, pet specialty stores and warehouse clubs.  Its two flagship brands are Healthy-Hide that is marketed across the Good’n’Fun, Good’n’Fit, and Good’n’Tasty family of brands, and Digest-eeze.  With a flexible supply chain, including multiple manufacturing plants in Ecuador, Mexico and two in Colombia, Salix will provide the Pet Supplies segment with increased optionality for a low-cost global rawhide production and supply; and expand our strong Dingo dog treats business with complementary product offerings.

Personal Care Products

Our personal care products, marketed and sold under the Remington brand name, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.

We market and sell a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.  Recently, we introduced the Remington SmartEdge Foil Shaver.  This shaving system combines the closeness of a foil and mobility of a rotary to create ActiveHybrid technology.  Additionally, our Remington brand introduced other new personal care products such as the HyperFlex rotary shaver, Vacuum Beard and Grooming kit and Virtually Indestructible Hair Clipper.

Home and Garden Products

In the home, lawn and garden products category, we currently sell and market a variety of leading insect and weed control products, including household insecticides, insect repellents, and lawn insect and weed control solutions. We offer a broad array of household pest control solutions such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. We also offer powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse. Our largest brands in the household insect control and rodenticide category are Hot Shot and Black Flag.  Recently we introduced our novel, award-winning Black Flag Refillable Rat Bait Station, a reusable rodenticide product that is easy to refill.

This segment also manufactures and markets a complete line of insect repellent products that provide protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents available in a variety of formulas (such as aerosols, lotions, pump sprays and wipes) to match consumers’ dynamic needs, as well as area repellents (such as yard sprays, citronella candles and patio lanterns) that let consumers enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter and Repel.  We have recently increased our pest repellent offerings with the Cutter Backwoods Dry Insect Repellent aerosol and the Repel Tick Defense aerosol.

In addition to providing pest solutions, our line of outdoor insect and weed control solutions allows consumers to conquer bugs and weeds, and tackle their biggest lawn and landscaping projects themselves. From selective and non-selective herbicides to pest-specific solutions, our outdoor products are available in easy-to-use formulations (such as aerosols, granules, ready-to-use or hose-end ready-to-sprays) designed to fulfill a variety of consumer needs. Our outdoor insecticide and herbicide brands include Spectracide, Garden Safe and Liquid Fence.    Continuing our pursuit of innovation, we started offering the Mulch-Lock Ready-to-Use and Mulch-Lock Concentrate, which are versatile landscaping tools that can be used to eliminate frequent groundcover maintenance and help customers save time, effort and money.  The Spectracide brand recently introduced the AccuShot Sprayer, which was recognized recently with a Gold Innovation Award from Home Improvement Executive magazine.  The AccuShot Sprayer is a handheld applicator that allows for continuous spraying and precise application of product.  It features a comfortable, ergonomic grip, and an extendable wand that makes it easier to target only the pests and weeds you want to kill.  In addition, it features a one-touch continuous spray that requires no repetitive squeezing, pumping or pulling.  Another key benefit for consumers is the fact that the AccuShot Sprayer is reusable with exclusive refill products available for purchase.

Auto Care Products

On May 21, 2015, we completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively; and the A/C Pro Brand of do-it-yourself automotive air conditioner recharge products.

Armor All is a leading automotive aftermarket appearance product brand in the United States with a comprehensive line of products.  We believe that Armor All has distinguished itself as a leader in the automotive aftermarket appearance products category based upon its household name, high quality product formulations, convenient application methods and tradition of innovation.  Armor All’s current product line of protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes is designed to clean, shine, refresh and protect interior and exterior automobile surfaces.

The STP brand has been characterized by a commitment to technology, performance and motor sports partnerships for over 60 years.  We believe the STP brands’ fuel and oil additives, functional fluids and automotive appearance products benefit from a rich heritage in the car enthusiast and racing scenes.  We believe that the strong brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.

The results of AAG’s operations are included as a new segment, Global Auto Care, within the Company’s consolidated operating results from the acquisition date of May 21, 2015.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to our largest customer represented approximately 15% of our consolidated net sales for the fiscal year ended September 30, 2015. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2015.

Segment information as it relates to revenues, profits and total assets as well as information concerning our revenues and long-lived assets by geographic location is set forth in Note 18, “Segment Information,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.    Sales and distribution practices in each of our reportable segments are as set forth below.

Global Batteries & Appliances

We manage our Global Batteries & Appliances sales force by geographic region and product group. Our sales team is divided into four major geographic territories:  North America, Latin America, Europe and Asia-Pacific. Within each major geographic territory, we have additional subdivisions designed to meet our customers’ needs.    We manage our sales force in North America by distribution channel. We maintain separate sales groups to service (i) our retail sales and distribution channel, (ii) our hearing aid professionals channel and (iii) our industrial distributors and OEM sales and distribution channel. In addition, we utilize a network of independent brokers to service participants in selected distribution channels.    We manage our sales force in Latin America by distribution channel and geographic territory. We sell primarily to large retailers, wholesalers, distributors, food and drug chains and retail outlets. In countries where we do not maintain a sales force, we sell to distributors who market our products through all channels in the market.    The sales force serving our customers in Europe and Asia-Pacific is supplemented by an international network of distributors to promote the sale of our products. Our sales operations throughout Europe and Asia-Pacific are organized by geographic territory and the following sales channels: (i) food/retail, which includes mass merchandisers, discounters and drug and food stores; (ii) specialty trade, which includes clubs, consumer electronics stores, department stores, photography stores and wholesalers/distributors; and (iii) industrial, government, hearing aid professionals and OEMs.

Global Pet Supplies

Our Global Pet Supplies sales force is aligned by customer, geographic region and product group. We sell pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

Home and Garden

The Home and Garden business sales force is geographically aligned with our key customers. We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers primarily in the U.S.

Hardware & Home Improvement

The sales force of the Hardware & Home Improvement business is aligned by customer and geographic region. We sell primarily to large retailers, non-retail distributors, home improvement centers, hardware stores, home builders and other retailers.

Global Auto Care

The Global Auto Care business sales force is geographically aligned with key customers.  We sell primarily to big box auto, auto specialty retail, mass retailers, food and drug retailers, and convenience retailers.  We market our products in the U.S. through a number of channels and use a number of sales strategies.  Sales personnel call directly on major accounts and have support teams for supply and marketing.  Our small regional and convenience store customers are serviced by brokers and distributors.  International distribution varies by region and is often executed on a country-by-country basis.   A majority of international sales are completed using distributors.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing our products are zinc, electrolytic manganese dioxide, brass and steel that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months.

Substantially all of our rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and our electric shaving and grooming products and small appliances are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. We maintain ownership of most of the tooling and molds used by our suppliers.

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

During the years ended September 30, 2015, 2014 and 2013, we invested $51.3 million, $47.9 million and $43.3 million, respectively, in product research and development.

Patents and Trademarks

We use and maintain a number of trademarks in our business, including, among others, RAYOVAC, VARTA, REMINGTON, GEORGE FOREMAN, RUSSELL HOBBS, FARBERWARE, TOASTMASTER, BREADMAN, JUICEMAN, BLACK & DECKER, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, LITTERMAID, BIRDOLA, HEALTHY HIDE, DIGEST-EEZE, IAMS, EUKANUBA, SPECTRACIDE, CUTTER, HOT SHOT, REAL KILL, ULTRA KILL, BLACK FLAG, LIQUID FENCE, RID-A-BUG, TAT, GARDEN SAFE, REPEL, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE, FANAL, PFISTER, TELL, ARMOR ALL, STP, and A/C PRO. We seek trademark protection in the U.S. and in foreign countries.

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

We license the Black and Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. We have licensed the Black and Decker brand since 1998 for use in marketing various household small appliances. In July 2014,  Spectrum Brands and The Black and Decker Corporation (“BDC”) extended the trademark license agreement through December 2018.  Under the agreement as extended, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires us to comply with maximum annual return rates for products.  If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the end of the transition period following termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

Through the acquisition of the residential hardware and home improvement business (the “HHI Business”), we own the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.

We own a 56% interest in Shaser, Inc. Through this ownership we have patented technology that is used in our i-Light and i-Light Reveal product line.

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

•

Expansive Distribution Network. We distribute our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, construction companies and Original Equipment Manufacturers.

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our seven product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum Brands, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Rubbermaid.

Global Batteries & Appliances

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

Products in our small appliances category consist of small electrical appliances primarily in the kitchen and home product categories. Primary competitive brands in the small appliance category include Hamilton Beach, Proctor Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal. The key competitors in this market in the U.S. and Canada include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In addition, we compete with retailers who use their own private label brands for household appliances (for example, Wal-Mart).

We also operate in the personal care product category, consisting of electric shavers and accessories, electric grooming products and hair care appliances and accessories. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under our Remington brand. Electric grooming products include beard and mustache trimmers, nose and ear trimmers, body groomers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, styling irons and hair-setters.  Europe and North America account for the majority of our worldwide personal care product category sales.

Our primary competitors in the personal products category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of Procter & Gamble, which sells and markets foil shavers. Through our Remington brand, we sell both foil and rotary shavers. Other major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Health of Troy Limited (“Helen of Troy”).

Global Pet Supplies

Our global pet supplies segment comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supplies product category is highly fragmented with over 500 manufacturers in the U.S. alone, with no competitor holding a market share greater than twenty percent and consists primarily of small companies with limited product lines. We believe that our brand positioning, including the leading global aquatics brand in Tetra, our diverse array of innovative and attractive products and our strong retail relationships and global infrastructure will allow us to remain competitive in this fast growing industry.

Our largest competitors in this category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products we offer. Mars sells primarily aquatics products.

Home and Garden

Products in our home and garden segment are sold primarily in the U.S. market under the major brand names Spectracide, Hot Shot, Cutter, Repel, Black Flag, Garden Safe and Liquid Fence.  We manufacture and market outdoor and indoor insect control products, rodenticides, herbicides, insect repellents and lawn maintenance products. In addition, we produce and market several private-label brands for many major retailers.  Our marketing position is primarily that of a value brand, enhanced and supported by innovative products of outstanding quality and appealing packaging that is designed to drive sales at the point of purchase. Our commitment to quality and value has earned the trust of consumers and the confidence of retailers, who count on us to deliver the fast-selling products, merchandising solutions and quality service they require.

Products we sell in the home and garden category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup, Miracle-Gro, and Tomcat brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.

Products we sell in the household insect control product category face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

Hardware & Home Improvement

The Hardware & Home Improvement segment has developed a market-leading franchise with leading brands, making it a  desired manufacturer among top home builders and major retailers. Hardware & Home Improvement is acclaimed as a market leader in the U.S. and Canadian lockset business. Competition within the industry varies based on location as well as product segment.

The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of Allegion, and private label import brands such as Defiant and Gatehouse. Major competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, and the private label brands of The Home Depot and Lowe’s.

Global Auto Care

During the year ended September 30, 2015, we entered the Global Auto Care segment with our acquisition of AAG, which consists of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products.

Products we sell in the auto care product category compete with other widely advertised brands and with private label brands, including Valvoline, Prestone, Turtle Wax, Black Magic and private label brands.  We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies, including Mothers, Meguiars, Lucas, and Sea Foam.

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

Seasonality

On a consolidated basis our financial results are approximately equally weighted among our quarters, however, sales of certain product categories tend to be seasonal.  Sales in the consumer battery and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (the Company’s first fiscal quarter). Small appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season.  Sales for hardware and home improvement products increase during the spring and summer construction period (the Company’s third and fourth fiscal quarters). Sales for pet supplies products remain fairly constant throughout the year. Sales for home and garden control products typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters).  Demand for auto care products is generally at its highest during the period from March to June (Spectrum’s second and third fiscal quarters) based upon historical customer seasonal purchasing patterns and timing of promotional activities.  Information about our sales by quarter as a percentage of annual sales during the years ended September 30, 2015, 2014 and 2013 is as follows:

Fiscal Quarter Ended	2015	2014	2013
First Quarter	23%	25%	21%
Second Quarter	23%	23%	24%
Third Quarter	26%	25%	27%
Fourth Quarter	28%	27%	28%

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $4.4 million for estimated liabilities at September 30, 2015 should not be material to our business or financial condition.

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

Employees

We had approximately 15,500 full-time employees worldwide as of September 30, 2015.  Approximately 16% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2016, which cover approximately 60% of the labor force under collective bargaining agreements, or approximately 10% of our total labor force. We believe that our overall relationship with our employees is good.

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

ITEM 1A.RISK FACTORS

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

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2015, we had total indebtedness under senior secured facilities, notes and other debt instruments of approximately $4 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

The sale or other disposition by HRG Group, Inc. (“HRG”), the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of the Company would constitute a change of control under the agreements governing the Company’s debt.

HRG owns a majority of the outstanding shares of the common stock of the Company. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of the Company could constitute a change of control under certain of the agreements governing the Company's debt, including any foreclosure on or sale of the Company's common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the Senior Secured Facilities, a change of control is an event of default and, if a change of control were to occur, the Company would be required to obtain an amendment to these agreements to avoid a default. If the Company was unable to obtain such an amendment, the lenders could accelerate the maturity of each of our term loan and revolver facility. In addition, under the Indentures, upon a change of control of the Company, the Company is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If the Company were unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “ Risks Related to the Company's Common Stock—HRG and its significant stockholders exercise significant influence over us and their interests in our business may be different from the interests of our stockholders” in this Form 10-K.

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

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the home and garden business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., (d/b/a HWI Breville) NACCO Industries, Inc. (Hamilton Beach ) and SEB S.A. In the hardware and home improvement industry, our principal competitors are Schlage, a division of Allegion, Masco, Fortune Brands, Kohler and American Standard. In the global auto care business, our primary competitors are Valvoline, Prestone, Turtle Wax, Black Magic and Store brands.

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

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (the Company’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (the Company's third and fourth fiscal quarters) and demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (the Company’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for auto care products is generally at its highest during the period from March to June (Spectrum’s second and third fiscal quarters) based upon historical customer seasonal purchasing patterns and timing of promotional activities.  As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

Adverse weather conditions during our peak selling seasons for our home and garden control and auto care products could have a material adverse effect on our home and garden business and auto care business.

Weather conditions have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.  Adverse weather conditions during the first six months of the calendar year (the Company’s second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on our home and garden business and our financial results during such period.  Weather can also influence customer behavior for our auto care products, especially with appearance products, which sell best during warm, dry weather.  There could be a material adverse effect on the auto care segment if the weather is cold or wet, especially during peak sales season.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 40% of our net sales for the fiscal year ended September 30, 2015 were to customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

As of September 30, 2015, we had U.S. federal net operating loss carryforwards (“NOLs”) of $894.5 million and state NOLs of $68.7 million with capital loss carryforwards of $14.2 million.  These NOLs expire through years ending in 2035. As of September 30, 2015, we determined that it continues to be more likely than not that the U.S. federal and most of the U.S. state net deferred tax asset, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. federal and most of the U.S. state deferred tax asset, including the Company’s NOLs. In addition, as a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership, as defined under Section 382 of the Internal Revenue Code (the “IRC”) of 1986, as amended, that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations.

As of September 30, 2015, we estimate that approximately $272.9 million of the total U.S. federal NOLs with a federal tax benefit of $95.5 million and tax benefits of $16.7 million related to state NOLs would expire unused even if the Company generates sufficient income to otherwise use all its NOLs, due to the limitation in Section 382 of the IRC.

If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for 15% of our consolidated net sales for the fiscal year ended September 30, 2015. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2015, approximately 40% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

In our Global Batteries & Appliances segment, we license the use of the Black and Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, The Black and Decker Corporation (“BDC”) extended the license agreement through December 2018.  The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms for the period following December 2018 could have a material adverse effect on our financial condition, liquidity and results of operations.  Additionally, in connection with our acquisition of the HHI Business, we received a limited right to use certain Stanley Black and Decker trademarks, brand names and logos in marketing our products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black and Decker granted us the right to use the “Stanley” and “Black and Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the HHI Business acquisition in connection with certain products and services.  When our right to use these Stanley Black and Decker trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

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

In addition, in connection with certain business acquisitions, we have assumed, and in connection with future acquisitions may assume in the future, certain potential environmental liabilities. To the extent we have not identified such environmental liabilities or to the extent the indemnifications obtained from our counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on our business.

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

A cybersecurity breach or failure of one or more key information technology systems could have a material adverse impact on our business or reputation.

We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business.

Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks.  We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy- and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

We historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice, or the ECJ. In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, customers have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos over which we do not have exclusive use of. Public perception that any such third party trademarks, band names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 16% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2016, which cover approximately 60% of the labor force under collective bargaining agreements, or approximately 10% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

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

We expect to incur one-time costs in connection with integrating our operations, products and personnel and those of businesses we acquire into a combined company, in addition to costs related directly to completing such acquisitions. We would expect similar costs to be incurred with any future acquisition.  These costs may include expenditures for:

•	employee redeployment, relocation or severance;
•	integration of operations and information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of acquired businesses. Additional unanticipated costs may yet be incurred as we integrate our business with acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of acquired businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names among the Company and the businesses we acquire, we cannot assure you that we will achieve such benefits.

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

Certain products and services currently used by Stanley Black and Decker are produced and provided using equipment of the HHI Business which includes the acquired Tong Lung Metal Industry Co. Ltd. (the “TLM Business”) that we acquired or certain equipment belonging to Stanley Black and Decker and its subsidiaries that will continue to be located for a period of time after the completion of the HHI Business acquisition at facilities operated by the HHI Business and the TLM Business and maintained by us pursuant to certain specifications. We and Stanley Black and Decker entered into supply agreements (each, a “Supply Agreement”) whereby we provide Stanley Black and Decker and its subsidiaries with certain of these products and services for a period of time. This requires us to dedicate resources of the HHI Business and the TLM Business towards the provision of these products and services and may result in unfavorable results to us. These Supply Agreements are an accommodation to Stanley Black and Decker and its subsidiaries as part of the HHI Business acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black and Decker and its subsidiaries than it would be in the ordinary course of business.

We face significant risks from the AAG acquisition similar to risks generally associated with our acquisition and expansion strategy.

The AAG acquisition subjects us to significant risks generally associated with our acquisition and expansion strategy.  Significant costs have been incurred and are expected to be incurred in connection with the AAG acquisition and our integration of AAG with our business, including legal, accounting, financial advisory and other costs.  We may also not realize the anticipated benefits of, and synergies from, the AAG acquisition and will be responsible for certain liabilities and integration costs as a result of the AAG acquisition.  As a result of the AAG acquisition and other acquisitions, we may also not be able to retain key personnel or recruit additional qualified personnel, which could require us to incur substantial additional costs.  Each of these general risks for acquisition and expansion activities, which are described in more detail in this Annual Report, could result in the AAG acquisition having a material adverse effect on our business.

We and AAG have similar major customers and the loss of any significant customer may adversely affect our results of operations.

A limited number of the same customers represent a large percentage of our and AAG’s respective net sales.  One of our largest customers accounted for approximately 23% of AAG’s net sales for the twelve months ended December 31, 2014.  AAG’s largest customer accounted for approximately 12% of net sales for the same period and no other customer accounted for more than 10% of AAG’s net sales for the same period.  The success of our and AAG’s businesses depend, in part, on our ability to maintain our level of sales and product distribution through high volume distributors, retailers, super centers and mass merchandisers.

Currently, neither we nor AAG have long-term supply agreements with a substantial number of our retail customers, including our largest customers.  These high-volume stores and mass merchandisers frequently reevaluate the products they carry.  A decision by our major customers to discontinue or decrease the amount of products purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us, could reduce our revenues and materially adversely affect our results of operations.  See “Risk Factors-Risks Related to our Business-Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations”.

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on AAG’s ability to sell its aftermarket A/C products.

The refrigerant R-134a is critical component of AAG’s aftermarket A/C products and is used in products which comprised approximately 90% of its gross sales in its fiscal year ended December 31, 2014.  Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion.  In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017.  In the United States, AAG has reported that it cannot predict what future action, if any, the EPA will take on the regulation of R-134a.  But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models.  If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, the future market for AAG’s products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.

In addition, regulations may be enacted governing the packaging, use and disposal of AAG’s products containing refrigerants.  For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a.  While AAG has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or the inability to sell its products in those markets, which could have a material adverse impact on the results of operations, financial condition and cash flows.  If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on AAG’s results of operations, financial condition, and cash flows.  In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a.  If HFO-1234yf becomes widely used and AAG is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.

All of AAG’s refrigerant products are produced at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on its results of operations.

AAG’s manufacturing facility consists of one site which is located in Garland, Texas and thus it is dependent upon the continued safe operation of this facility.  Its facility is subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks.  Many of these hazards could cause personal injury and loss of life, sever damage to, or destruction of, property and equipment and environmental contamination.  In addition, the occurrence of material operation problems at AAG’s facility due to any of these hazards could cause a disruption in the production of its products.  AAG may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve AAG’s throughput or to upgrade or repair its production lines.  AAG’s insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate AAG for the cost of replacement for any such damage and any loss from business interruption.  As a result, AAG may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility.  Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on AAG’s relationship with its customers and on its results of operations, financial condition or cash flows in any given period.

Risks Related to the Company’s Common Stock

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

This influence and actual control may have the effect of discouraging offers to acquire the Company because any such consummation would likely require the consent of HRG and perhaps certain of its stockholders. HRG may also delay or prevent a change in control of the Company. See “Risks Related to our Business—The sale or other disposition by HRG Group, Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of the Company would constitute a change of control under the agreements governing the Company’s debt.  ”

In addition, because HRG owns more than 50% of the voting power of the Company, the Company is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of the Company’s board of directors and the Company’s entire compensation committee be independent do not apply. As a result, the ability of the Company’s independent directors to influence its business policies and affairs may be reduced.

If HRG were to sell substantial amounts of the Company’s common stock in the public market, or investors perceive that these sales could occur, the market price of the Company's common stock could be adversely affected. The Company has entered into a registration rights agreement (the “Registration Rights Agreement”) with HRG, certain of HRG’s stockholders and certain other of our stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require the Company to register all or some of such shares for sale under the Securities Act in certain circumstances, and also have the right to include those shares in a registration initiated by the Company. If the Company is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by the Company, sales made by such stockholders may adversely affect the price of the Company's common stock and ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that the Company register its shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of the Company’s common stock.

We are one of several companies in which HRG owns a controlling interest. The interests of HRG and these other companies may, from time to time, diverge from the interests of other of the Company’s stockholders and from each other, particularly with regard to new investment opportunities. HRG is not restricted from investing in other businesses involving or related to the marketing or distribution of household products, pet and pest products and personal care products. HRG may also engage in other businesses that compete or may in the future compete with the Company.

Our Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Even though the Company’s common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of the Company’s common stock. We can give no assurance that sales of substantial amounts of the Company’s common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of the Company’s common stock to decline or impair the Company’s future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in the Company’s common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market's perception of our business, and announcements made by the Company, its competitors or parties with whom the Company has business relationships. The lack of liquidity in the Company’s common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	sales of common stock;
•	our ability to execute our business plan;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	additional issuances of common stock;
•	low volume of sales due to concentrated ownership of common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	market concerns with respect to the potential indirect impact of matters not directly involving the Company but impacting HRG or its affiliates.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.

Additional issuances of the Company’s common stock may result in dilution to its existing stockholders.

Under our equity incentive plan approved by the shareholders on March 1, 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), 4,625,676 shares of common stock of the Company, net of cancellations, were authorized to be issued.  At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1,000,000; therefore, a total of 5,625,676 shares, net of cancellations, are authorized to be issued under such plan.  As of September 30, 2015, we have issued 667,933 restricted shares and 4,278,187 restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 679,556 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

In addition, the Company’s board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If we do issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under our certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging and distribution facilities at September 30, 2015:

Global Batteries and Appliances

Location	Function / Use	Owned / Leased
U.S. Locations
Fennimore, Wisconsin	Battery Manufacturing	Owned
Portage, Wisconsin	Battery Manufacturing	Owned
Dixon, Illinois	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Dischingen, Germany	Battery Manufacturing	Leased
Washington, UK	Battery Manufacturing	Leased
Guatemala City, Guatemala	Battery Manufacturing	Owned
Jaboatao, Brazil	Battery Manufacturing	Owned
Ellwangen-Neunheim, Germany	Distribution	Leased
Manchester, England	Distribution	Owned
Wolverhampton, England	Distribution	Owned

Home & Hardware Improvement

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing & Distribution	Owned
Mira Loma, California	Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Elkhart, Indiana	Distribution	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Non-U.S. Locations
Brockville, Canada	Distribution	Leased
Cobourg, Canada	Distribution	Owned
Mexicali, Mexico	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Leased
Shenzhen, China	Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiolan, China	Manufacturing	Leased

Pet Supplies

Location	Function / Use	Owned / Leased
U.S. Locations
Noblesville, Indiana	Manufacturing	Owned
Bridgeton, Missouri	Manufacturing	Leased
Blacksburg, Virginia	Manufacturing	Owned
Edwardsville, Illinois	Distribution	Leased
Daleville, Virginia	Distribution	Leased
Non-U.S. Locations
Melle, Germany	Manufacturing	Owned
Melle, Germany	Distribution	Leased
Phnom Penh, Cambodia	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing	Owned
Bogota, Colombia	Manufacturing	Leased
Leon, Mexico	Manufacturing	Leased
Ambato, Ecuador	Manufacturing	Leased

Home & Garden

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased

Global Auto Care

Location	Function / Use	Owned / Leased
U.S. Locations
Garland, Texas	Manufacturing & Distribution	Leased
Mentor, Ohio	Manufacturing & Distribution	Leased
Painesville, Ohio	Manufacturing & Distribution	Owned
Non-U.S. Locations
Ebbw Vale, Gwent, Wales	Manufacturing & Distribution	Leased
Brentford, Middlesex, England	Distribution	Leased
Tonbridge, Kent, England	Distribution	Leased

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

ITEM 3.LEGAL PROCEEDINGS

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business.

We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Environmental

We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability that may result from the resolution of these matters in excess of the amounts provided of approximately $4.4 million will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB”.  As of November 20, 2015, there were approximately 4 holders of record based upon data provided by the transfer agent for the SBH’s common stock. We believe the number of beneficial holders of SBH’s common stock is significantly in excess of this amount.    The following table sets forth the reported high and low bid prices per share of SBH Common Stock as reported on the NYSE Composite Transaction Tape, for the fiscal period indicated:

	High	Low
Year Ended September 30, 2015
Quarter ended September 30, 2015	$106.55	$88.28
Quarter ended June 28, 2015	$105.07	$86.02
Quarter ended March 29, 2015	$98.83	$89.14
Quarter ended December 28, 2014	$98.36	$81.03
Year Ended September 30, 2014
Quarter ended September 30, 2014	$90.53	$81.64
Quarter ended June 29, 2014	$85.50	$72.92
Quarter ended March 30, 2014	$79.76	$67.90
Quarter ended December 29, 2013	$70.83	$62.76

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information.

SB/RH Holdings, LLC is a wholly-owned subsidiary of the Company and accordingly, there is no established public trading market for its common stock.  As of November 20, 2015, there is only one record holder of its common stock.  During the years ended September 30, 2015 and 2014, SB/RH Holdings, LLC paid cash dividends of $72.1 million and $77.0 million, respectively, to SBH.  Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and SBH.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 6, 2013, the Board of Directors of the Company approved a $200 million common stock repurchase program.  The authorization was effective for 24 months.  The following table reflects all shares repurchased under the plan:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2013	50,000	$60.13	50,000	196,993,500
Quarter ended December 29, 2013	71,752	62.92	71,752	192,478,864
Quarter ended March 30, 2014	—	—	—	—
Quarter ended June 29, 2014	—	—	—	—
Quarter ended September 30, 2014	—	—	—	—
As of September 30, 2014	121,752	61.77	121,752	192,478,864
Quarter ended December 28, 2014	100,000	84.27	100,000	184,051,864
Quarter ended March 29, 2015	—	—	—	—
Quarter ended June 28, 2015	—	—	—	—
Quarter ended September 30, 2015	—	—	—	—
As of September 30, 2015	221,752	$71.92	221,752	—

Subsequently, on July 28, 2015, the Board of Directors of the Company approved a $300 million common stock repurchase program to replace the previous $200 million common stock repurchase program previously discussed. The authorization is effective for 36 months. The following table reflects all shares repurchased, inclusive of shares purchased under the plan:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
Quarter ended September 30, 2015	130,000	$98.18	130,000	287,236,600
As of September 30, 2015	130,000	$98.18	130,000	287,236,600

ITEM 6.SELECTED FINANCIAL DATA

Spectrum Brands Holdings, Inc.

The following selected historical financial data is derived from SBH’s audited consolidated financial statements. Our Consolidated Statements of Financial Position as of September 30, 2015 and 2014 and our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013 are included elsewhere in this Annual Report on Form 10-K.

The following selected financial data, which may not be indicative of future performance, should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  included elsewhere in this Annual Report on Form 10-K.

(in millions, except per share data)	2015(1)	2014(2)	2013(3)	2012(4)	2011
Statement of Operations Data
Net sales	$4,690.4	$4,429.1	$4,085.6	$3,252.4	$3,186.9
Gross profit	1,670.3	1,568.9	1,390.3	1,115.7	1,128.9
Operating income (5)	474.1	481.9	351.2	301.7	227.9
Interest expense (6)	271.9	202.1	375.6	191.9	208.3
Other non-operating expense, net	8.9	6.3	3.5	0.8	2.5
Income (loss) from operations before income taxes	193.3	273.5	(27.9)	109.0	17.1
Income tax expense (7)	43.9	59.0	27.4	60.4	92.3
Net income (loss)	149.4	214.5	(55.3)	48.6	(75.2)
Net income (loss) attributable to non-controlling interest	0.5	0.4	(0.1)	—	—
Net income (loss) attributable to controlling interest	148.9	214.1	(55.2)	48.6	(75.2)
Restructuring and Related Charges
Cost of goods sold	$2.1	$3.7	$10.0	$9.8	$7.8
Operating expenses	26.6	19.2	24.0	9.7	20.8
Earnings (Loss) Per Share of Common Stock
Basic	$2.68	$4.07	$(1.06)	$0.94	$(1.47)
Diluted	2.66	4.02	(1.06)	0.91	(1.47)
Dividends per share	1.27	1.15	0.75	1.00	—
Weighted Average Shares Outstanding
Basic	55.6	52.6	52.0	51.6	51.1
Diluted	55.9	53.3	52.0	53.3	51.1
Cash Flow and Related Data:
Net cash provided by operating activities	$444.3	$432.7	$256.5	$258.8	$227.4
Capital expenditures	89.1	73.3	82.0	46.8	36.2
Depreciation and amortization	170.0	157.6	139.9	104.6	104.8
Statement of Financial Position Data (at September 30):
Cash and cash equivalents	$247.9	$194.6	$207.3	$158.0	$142.4
Working capital (8)	700.7	518.9	530.5	450.8	441.4
Total assets	7,298.0	5,513.0	5,626.7	3,751.6	3,626.7
Total debt	3,971.0	2,990.8	3,218.9	1,669.3	1,551.6
Total equity	1,606.8	1,086.8	940.1	989.1	1,018.5
(1)

The information presented as of and for the year ended September 30, 2015 includes the results of the Armored AutoGroup operations since the acquisition date of May 21, 2015; the results of the Salix operations since the acquisition date of January 16, 2015; the results of the European

IAMS and Eukanuba operations since the acquisition date of December 31, 2014; and the results of the Tell operations since the acquisition date of October 1, 2014.
(2)	The information presented as of and for the year ended September 30, 2014 includes the results of the Liquid Fence operations since the acquisition date of January 2, 2014.
(3)

The information presented as of and for the year ended September 30, 2013 includes the results of the HHI Business operations since the acquisition date of December 17, 2012, and the results of TLM Taiwan since the acquisition date of April 8, 2013.

(4)

The information presented as of and for the year ended September 30, 2012 includes the results of the FURminator operations since the acquisition date of December 22, 2011, and the results of Black Flag operations since the acquisition date of October 31, 2011.

(5)	During the year ended September 30, 2011, we recorded a non-cash pretax impairment charge of approximately $32.5 million.
(6)

During the year ended September 30, 2015, there was interest expense of $58.8 million incurred related to the financing of the acquisition of AAG and the refinancing of the then-existing senior credit facility and asset based revolving loan facility.    During the year ended September 30, 2014, a non-cash charge of $9.2 million was recognized as a result of the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company's then existing term loans.  During the year ended September 30, 2013, there were $105.6 million fees and expenses along with a$10.9 million non-cash charge for the write-off of unamortized debt issuance cost and unamortized premiums in connection with the extinguishment and replacement of the Company's 9.5% Notes and then-existing term loan in conjunction with the acquisition of the HHI Business.  During the year ended September 30, 2012, there was a non-cash charge of $2.1 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and refinancing of the Company’s 12% Notes.  During the year ended September 30, 2011, there was a non-cash charge of $24.4 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of the Company's Term Loan facility.

(7)

During the year ended September 30, 2015, there was a non-cash benefit of $20.2 million from a decrease in the valuation allowance against net deferred tax assets, and a $22.8 million benefit due to the reversal of valuation allowance in conjunction with the acquisition of the AAG business.  During the year ended September 30, 2014, there was a non-cash benefit of approximately $115.6 million from a decrease in the valuation allowance against net deferred tax assets.  During the year ended September 30, 2013, there was a non-cash charge of approximately $64.4 million from an increase in the valuation allowance against net deferred tax assets, net of a $49.8 million benefit due to the reversal of a portion of the valuation allowance in conjunction with the acquisition of the HHI Business.  During the year ended September 30, 2012, there was a non-cash charge of approximately $13.9 million from an increase in the valuation allowance against net deferred tax assets, net of a $14.5 million benefit due to the reversal of a portion of the valuation allowance in conjunction with the acquisition of FURminator.  During the year ended September 30, 2011, there was a non-cash charge of approximately $68.6 million from an increase in the valuation allowance against net deferred tax assets.

(8)	Working capital is defined as current assets less current liabilities per the consolidated statements of financial position.

SB/RH Holdings, LLC

Omitted pursuant to General instruction I of Form 10-K.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Selected Financial Data included in Item 6 and our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.  Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries and SB/RH holdings, LLC and its subsidiaries, collectively.

Business Overview

Refer to Item 1 “Business” included elsewhere within this Annual Report for an overview of our business.

Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic region; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.

Fiscal Year

The Company’s fiscal year ends on September 30.  Throughout the year, the Company reports its results using a fiscal calendar whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday.  The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30.  For the year ended September 30, 2015, the fiscal quarters were comprised of the three months ended December 28, 2014, and March 29, June 28 and September 30, 2015.

Acquisitions

The application of acquisition accounting as a result of business combinations can significantly affect certain assets, liabilities and expenses.  Over the last three fiscal years, the Company has completed a number of acquisitions as outlined below.

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All branded appearance products, STP branded performance chemicals, and A/C PRO branded do-it-yourself automotive air conditioner recharge products.  The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Operations for the year ended September 30, 2015.  AAG is reported as a separate segment, Global Auto Care.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.  The results of Salix’s operations since January 16, 2015 are included in the Company’s Consolidated Statements of Operations for the year ended September 30, 2015, and as part of the Global Pet Supplies segment.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), including its leading premium brands for dogs and cats.  The results of the European IAMS and Eukanuba’s operations since December 31, 2014 are included in the Company’s Consolidated Statements of Operations for the year ended September 30, 2015, and as part of the Global Pet Supplies segment.

Tell Manufacturing - On October 1, 2014, the Company completed the acquisition of Tell Manufacturing, Inc. (“Tell”), a leading manufacturer and distributor of commercial doors, locks and hardware.  The results of Tell’s operations since October 1, 2014 are included in the Company’s Consolidated Statements of Operations for the year ended September 30, 2015, and as part of the Hardware and Home Improvement segment.

Liquid Fence - On January 2, 2014, the Company completed the acquisition of the Liquid Fence Company (“Liquid Fence”), a producer of animal repellents. The results of Liquid Fence’s operations since January 2, 2014 are included in the Company’s Consolidated Statements of Operations for the years ended September 30, 2015 and 2014, as part of the Home and Garden segment.

HHI Business - On December 17, 2012, the Company completed the acquisition of the Hardware and Home Improvement Business from Stanley Black & Decker (the “HHI Business”). A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan, closed on April 8, 2013.  The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect.  The results of the HHI Business operations since December 17, 2012 are included in the Company's Consolidated Statements of Operations

for the years ended September 30, 2015, 2014 and 2013, as part of the Hardware & Home Improvement segment. The results of the TLM Business operations since April 8, 2013 are included in the Company's Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013, and as part of the Hardware and Home Improvement segment.

See Note 3, “Acquisitions” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for further additional detail regarding acquisition activity.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs.  The most significant of these initiatives are outlined below.

HHI Business Rationalization Initiatives - During the fourth quarter of the fiscal year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside of the U.S.  These initiatives will include headcount reductions, the exit of certain facilities and the sale of a portion of the global Hardware & Home Improvement operations.  Costs associated with these initiatives, which are expected to be incurred through September 30, 2016, are projected to be approximately $15 million.

Global Expense Rationalization Initiatives - During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives to reduce operating costs. These initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate.  Costs associated with these initiatives are expected to be approximately $46 million and are anticipated to be incurred through September 30, 2018.

Global Cost Reduction Initiatives – During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances, the Global Pet Supplies and the Home and Garden segments.  These initiatives included headcount reductions and the exit of certain facilities within each of these segments, as well as consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with the initiative, which was completed during the year ended September 30, 2015, were $101.8 million.

See Note 4, “Restructuring and Related Charges” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding restructuring and related activity.

Refinancing Activity

During the year ended September 30, 2015, we refinanced a portion of our debt to improve leverage and reduce borrowing costs.  On May 20, 2015, in connection with the acquisition of AAG, we issued $1,000 million aggregate principal amount of 5.75% unsecured notes due 2025 (the “5.75% Notes”).  On June 23, 2015, we entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020 (the “Revolver”).  The proceeds from the Term Loans and draws on the Revolver were used to repay our then-existing senior term credit facility, repay our outstanding 6.75% senior unsecured notes due 2020, repay and replace our then-existing asset based revolving loan facility and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

During the year ended September 30, 2014, the Company amended its then-existing senior term credit facility, issuing two tranches maturing September 4, 2019 which provide for borrowings in the principal amounts of $215.0 million and €225.0 million.  The proceeds from the amendment were used to refinance a portion of the then-existing senior term credit facility which was scheduled to mature December 17, 2019, in an amount outstanding of $513.3 million prior to refinancing. The $215.0 million U.S. dollar denominated portion was combined with the then-existing Tranche C maturing September 4, 2019.  These loans were refinanced during the year ended September 30, 2015 as described above.

See Note 9, “Debt” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding debt.

Consolidated Results of Operations

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

Net Sales.  Net sales for the year ended September 30, 2015 increased $261.3 million, or 5.9%, to $4,690.4 million from $4,429.1 million for the year ended September 30, 2014. The following tables set forth our consolidated net sales by segment for the years ended September 30, 2015 and 2014 and the principal components of the change in net sales from the year ended September 30, 2014 to the year ended September 30, 2015:

(in millions)	2015	2014
Consumer batteries	$829.5	$957.8
Small appliances	734.6	730.8
Personal care	528.1	542.1
Global Batteries & Appliances	$2,092.2	$2,230.7
Hardware & Home Improvement	1,205.5	1,166.0
Global Pet Supplies	758.2	600.5
Home and Garden	474.0	431.9
Global Auto Care	160.5	—
Net sales	$4,690.4	$4,429.1

Net sales as of September 30, 2014	$4,429.1
Addition of auto care products	160.5
Increase in pet supplies	184.3
Increase in home and garden products	42.2
Increase in personal care products	35.5
Increase in hardware and home improvement products	60.1
Increase in small appliances	51.3
Decrease in consumer batteries	(42.8)
Foreign currency impact, net	(229.8)
Net sales as of September 30, 2015	$4,690.4

Net Sales.  Consumer battery sales decreased $128.3 million, or 13.4% during the year ended September 30, 2015 compared to the year ended September 30, 2014.  Excluding the impact of negative foreign exchange of $85.5 million, global consumer battery sales decreased $42.8 million.  The constant currency decrease in global consumer battery sales was primarily attributable to the decrease in North American sales of $75.8 million, partially offset by an increase in European consumer battery sales of $29.4 million.  The North American battery decrease was due to lower sales of alkaline batteries of $54.6 million, specialty batteries of $11.1 million and $10.1 million in lights.  The decrease in North American alkaline batteries was primarily attributable to continued competitor discounting coupled with a retail customer bankruptcy. The decrease in North American specialty batteries and lights was primarily attributable to distribution loss to a competitor at a major retailer and timing associated with holiday sales.  The increase in European sales was due to gains of $24.4 million in alkaline batteries attributed to new customers and increased volume at existing retailers and private label customers; increases of $2.4 million in specialty batteries due to new customers and higher sales volume of hearing aid batteries and $2.6 million in lights as a result of new products and increased promotional activity.

Small appliance sales increased $3.8 million, or 0.5%, during the year ended September 30, 2015 compared to the year ended September 30, 2014, including a negative foreign currency impact of $47.5 million.  Excluding the foreign currency impact, small appliance sales increased $51.3 million, driven by increased sales in North America of $25.1 million, Europe of $24.9 million and $2.0 million in Latin America. The increase in North American sales was attributable to the continued success of new product launches.  The increase in European sales was attributable to promotions at current customers coupled with new customers.  Latin American sales growth resulted from new product introductions and volume increases in certain product lines.

Personal care sales decreased $14.0 million, or 2.6%, including a negative foreign currency impact of $49.4 million, during the year ended September 30, 2015 compared to the year ended September 30, 2014.  Excluding the foreign currency impact, personal care product sales increased $35.5 million, driven by increased sales in North America, Europe and Latin America of $11.6 million, $16.6 million and $5.3 million, respectively.  The North American sales increase was primarily a result of product display location changes at a major customer, promotional activity and continued growth through the e-commerce channel.  The European sales increase was due to a combination of sales from new products and continued expansion into Eastern European markets.  The Latin American sales increase was primarily attributable to growth in Mexico, new customers and effective promotional sales within the region.

Hardware and home improvement sales increased $39.5 million, or 3.4%, during the year ended September 30, 2015 compared to the year ended September 30, 2014.  Excluding a negative foreign exchange impact of $20.6 million, the increase in sales was $60.1 million.  The increase in sales was attributable to the acquisition of Tell, which added $39.4 million, and an increase in North America of $34.9 million, offset by a decrease in sales in the Asia-Pacific region of $14.2 million.  North American sales increased as a result of gains in domestic security and plumbing sales from retailers due to customer gains and from non-retailers through pricing and market growth.  The decrease in Asia-Pacific sales was driven by the exit of products in China and the expiration of a customer tolling agreement.

Global pet supplies sales increased $157.7 million, or 26.3%, during the year ended September 30, 2015 compared to the year ended September 30, 2014, including a negative foreign exchange impact of $26.6 million.  Excluding the foreign currency impact, the increase in sales was $184.3 million, which was attributable to the European IAMS & Eukanuba acquisition and the Salix acquisition that together contributed $200.1 million; partially offset by decrease in aquatics sales of $12.8 million.  The decline in aquatics sales was primarily due to a reduction in promotion activity related to low margin products.

Home and garden sales increased $42.1 million, or 9.7%, during the year ended September 30, 2015 compared to the year ended September 30, 2014.  The increase in sales were attributed to increases in lawn & garden control products of $13.1 million, repellants of $16.2 million and household insect control products of $12.8 million.  The sales increase for all categories within home and garden was a result of distribution gains, strong point of sale activity driving replenishment orders at existing customers and market share gains on certain brands.

Net sales from auto care products relate to the acquired AAG business subsequent to the acquisition date of May 21, 2015.  The results of AAG’s operations since the acquisition date are reported as a separate segment, Global Auto Care.

Gross Profit. Gross profit and gross profit margin for the year ended September 30, 2015 were $1,670.3 million and 35.6%, respectively, compared to the year ended September 30, 2014 of $1,568.9 million and 35.4%, respectively.  The increase in gross profit was attributable to an increase in sales and the improvement in gross profit margin was primarily attributable to a  shift towards higher margin sales and continuing cost improvements.

Operating Expenses. Operating expenses for the year ended September 30, 2015 were  $1,196.2 million compared to $1,087.0 million for the year ended September 30, 2014.  The $109.2 million increase in operating expenses during the year ended September 30, 2015 was primarily attributable to an increase of $59.7 million in selling and general and administrative expenses as a result of increased sales and increased acquisition and integration costs of $38.7 million as a result of the acquisitions of AAG, Salix, European IAMS and Eukanuba, and Tell during the year ended September 30, 2015.  Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions.  See Note 3, “Acquisitions” in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our acquisition and integration related charges.

Restructuring and Related Charges. See Note 4, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for information regarding our restructuring and related charges.

Interest Expense. Interest expense for the year ended September 30, 2015 was $271.9 million compared to $202.1 million for the year ended September 30, 2014. The increase of $69.8 million is primarily attributable to $58.8 million of non-recurring costs incurred related to the financing of the acquisition of AAG and the refinancing activity previously discussed, plus additional interest expense on debt issued in conjunction with the acquisitions of Tell, European IAMS and Eukanuba and Salix during the year ended September 30, 2015.  Interest expense incurred in conjunction with the AAG acquisition included $14.1 million of costs related to bridge financing commitments and $4.5 million of costs related to interest on the assumed AAG senior notes from the date of the acquisition through the time of payoff in June 2015.  Interest expense related to the refinancing of certain debt instruments included the following: (i) $16.9 million of cash expense related to the call premium upon the repayment of 6.75% senior unsecured notes; (ii) $4.1 million of non-cash expense for the write-off of debt issuance costs associated with the repayment of 6.75% senior unsecured notes; (iii) $10.4 million cash expense related to fees associated with refinancing of the then-existing senior term credit facility; and (iv) $8.8 million of non-cash expense for the write-off of unamortized deferred financing fees and unamortized discounts on the then-existing senior credit facility and asset based revolving loan facility.  See Note 9, “Debt” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional information regarding our outstanding debt.

Income Taxes. During the year ended September 30, 2015, we recorded income tax expense of $43.9 million on pre-tax income from continuing operations of $193.3 million, compared to the income tax expense of $59.0 million recorded on pre-tax income of $273.5 million for the year ended September 30, 2014.  Our effective tax rate was 22.7% for the year ended September 30, 2015 compared to 21.6% for the year ended September 30, 2014.  Our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to (i) income earned outside the U.S. that is subject to statutory rates lower than 35%; (ii) the release of valuation allowance on U.S. net operating loss deferred tax assets offsetting tax expense on both U.S. pretax income and foreign income not permanently reinvested; and (iii) deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.  Additionally for the year ended September 30, 2015, we recorded a tax benefit of $22.8 million for the reversal of a portion of the U.S. valuation allowance on deferred tax assets as a result of the AAG acquisition.  For the year ended September 30, 2015, the Company also recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries because that timing difference is expected to reverse in the foreseeable future, but due to the US valuation allowance against deferred tax assets there is no net tax benefit for this item.

See Note 13, “Income Taxes,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding income taxes.

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Net Sales.  Net sales for year ended September 30, 2014 increased $343.5 million, of 8.4%, to $4,429.1 million from $4,085.6 million for the year ended September 30, 2013. The following tables set forth our consolidated net sales by segment for the years ended September 30, 2014 and 2013 and the principal components of the change in net sales from the year ended September 30, 2013 to the year ended September 30, 2014:

(in millions)	2014	2013
Consumer batteries	$957.8	$931.6
Small appliances	730.8	740.3
Personal care	542.1	531.7
Global Batteries & Appliances	2,230.7	$2,203.6
Hardware & Home Improvement	1,166.0	869.6
Global Pet Supplies	600.5	621.9
Home and Garden	431.9	390.5
Net sales	$4,429.1	$4,085.6

Net sales as of September 30, 2013	$4,085.6
Increase in hardware and home improvement products	296.4
Increase in home and garden products	41.4
Increase in consumer batteries	28.5
Increase in personal care products	12.1
Decrease in small appliances	(4.5)
Decrease in pet supplies	(22.7)
Foreign currency impact, net	(7.7)
Net sales as of September 30, 2014	$4,429.1

Consumer battery sales increased $26.2 million, or 2.8%, during the year ended September 30, 2014 compared to the previous year.  Excluding the negative impact of foreign currency of $2.3 million, global consumer battery sales increased $28.5 million.  The constant currency increase in global consumer battery sales was attributable to increases in European and Latin American consumer battery sales of $24.4 million and $9.8 million respectively, partially offset by a decrease in North American consumer battery sales of $5.7 million.  The increases in European and Latin American sales were a result of retailer distribution gains, new customers and products, successful promotion activities and geographic expansion.  The decrease in North America was primarily driven by the non-recurrence of approximately $10.0 million of flashlight sales in North America related to storm activity in the first quarter of the year ended September 30, 2013.

Small appliance sales decreased $9.5 million, or 1.3%, during the year ended September 30, 2014 compared to the previous year.  Excluding the negative exchange impact of $5.0 million, small appliances decreased $4.5 million.  Excluding foreign exchange impacts, North American sales declined $20.2 million, which was tempered by gains in Europe and Latin America of $13.5 million and $2.2 million, respectively.  The North American sales declines were due to our exit of low-margin promotions during the year ended September 30, 2014.  The European and Latin American sales gains were attributable to promotions with existing retailers, coupled with innovative new product launches.

Personal care sales increased $10.4 million, or 1.9%, during the year ended September 30, 2014 compared to the previous year.

Excluding the negative impact of foreign currency of $1.7 million, sales increased $12.1 million.  The constant currency increase was attributable to European sales increases of $7.6 million and Latin America sales increases of $6.5 million, offset by a $2.1 million decline in North American sales.  The gains in Europe were due to innovative new product launches, promotional activities and expansion into new channels.  Latin America sales gains were attributable to volume expansion in Colombia, successful hair care accessories product launches throughout Central America, distribution gains in Brazil and increased promotional activities.  The decrease in North America was due to the non-recurrence of promotions during the first quarter of the year ended September 30, 2013 and customer inventory management, offset by North American sales of innovative new products and successful promotions.

Hardware and home improvement sales increased $296.4 million, or 34.1%, during the year ended September 30, 2014 compared to the previous year.  On a proforma basis, as if the acquisition of the HHI Business had occurred at the beginning of the year ended September 30, 2013, hardware and home improvement sales increased approximately $104.8 million, or 9.8%, to $1,166.0 million for the year ended September 30, 2014 versus $1,061.2 million in the year ended September 30, 2013.  This increase was attributable to the residential security category which accounted for $90.7 million of the increase due to strong retail positioning in North America coupled with the continued recovery of the U.S. housing market.  The plumbing category increased $16.7 million while the hardware product category decreased $2.6 million.  The plumbing product category increased due to growth in the U.S. from both retail and non-retail channels.  Also contributing to the increase in sales was the TLM Business acquisition, as prior year results did not include the TLM Business until April 8, 2013.

Pet supply sales decreased $21.4 million, or 3.4%, during the year ended September 30, 2014 compared to the previous year, including a positive foreign currency exchange impact of $1.3 million.  Excluding foreign exchange impacts, aquatic sales and companion animal sales decreased $18.6 million and $4.1 million, respectively.  The decline in aquatic sales was driven by lower kit and equipment sales in North America and lower aquatic food sales internationally coupled with a one-time negative impact from product registration issues in Russia during the third and fourth quarters of the year ended September 30, 2014.  The decline in companion animal sales was driven by adverse weather in North America, which negatively affected retail store traffic during the second quarter of the year ended September 30, 2014, and the non-recurrence of companion animal promotions that took place during the first quarter of the year ended September 30, 2013.

Home and garden sales increased $41.4 million, or 10.6%, during the year ended September 30, 2014 compared to the previous year.  The increase in sales was attributable to increases in repellent product sales and lawn and garden control sales of $22.6 million and $20.2 million, respectively.  The repellent product sales increase was driven by market share gains, the extended selling season due to favorable weather and a $12.6 million increase due to the Liquid Fence acquisition.  The increase in lawn and garden control sales was primarily driven by distribution gains at key retailers and the extended selling season discussed above.  These gains were partially offset by a slight decline in household insect control sales of $1.5 million.

Gross Profit.  Gross profit and gross profit margin for the year ended September 30, 2014 was $1,568.9 million and 35.4%, respectively, compared to $1,390.3 million and 34.0%, respectively, for the year ended September 30, 2013.  The increase in gross profit and improvement in gross profit margin was primarily attributable to an increase in sales, particularly the shift towards higher margin sales, and continuing cost improvements.  In addition, the increase in gross profit margin was driven by the non-recurrence of a $30.5 million increase to cost of goods sold due to the sale of inventory that was revalued in connection with the acquisition of the HHI Business during the year ended September 30, 2013.

Operating Expenses.  Operating expenses for the year ended September 30, 2014 were $1,087.0 million compared to $1,039.1 million for the year ended September 30, 2013.  The $47.9 million increase in operating expenses during the year ended September 30, 2014 is primarily attributable to an increase of $76.4 million in selling and general and administrative expenses as a result of increased sales partially offset by a $28.3 million decrease in acquisition and integration related charges as a result of the HHI Business acquisition during the year ended September 30, 2013.  Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 3, “Acquisitions” in the Notes to the Consolidated Financial Statements included in this elsewhere in this Annual Report for additional information regarding our acquisition and integration charges.

Restructuring and Related Charges. See Note 4, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for information regarding our restructuring and related charges.

Interest Expense. Interest expense for the year ended September 30, 2014 was $202.1 million compared to $375.6 million for the year ended September 30, 2013. The decrease in interest expense of $173.5 million is primarily due to a non-recurrence of $122.2 million of costs related to extinguishment of our 9.5% senior unsecured notes in the year ended September 30, 2013 coupled with ongoing interest cost savings of $56.1 million from the refinancing of those notes, non-recurrence of expenses of $28.8 million related to financing for the HHI Business acquisition in the year ended September 30, 2013.  These savings are partially offset by $11.3 million in costs related to the refinancing of our then-existing senior term loan facility in the year ended September 30, 2014, consisting of the write off of unamortized deferred financing fees and original issue discount, and the inclusion of a full year of interest related to the HHI Business acquisition financing during the year ended September 30, 2014.  See Note 9, “Debt,” of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Taxes. During the year ended September 30, 2014, we recorded income tax expense of $59.0 million on pre-tax income from continuing operations of $273.5 million, compared to income tax expense of $27.4 million on pre-tax loss from continuing operations of $27.9 million for the year ended September 30, 2013. Our effective tax rate was 21.6% for the year ended September 30, 2014 compared to (98.2)% for the year ended September 30, 2013.  During the year ended September 30, 2014, our effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to (i) income earned outside the U.S. that is subject to statutory rates lower than 35%; (ii) the release of valuation allowance on U.S. net operating loss deferred tax assets offsetting tax expense on both U.S. pretax income and foreign income not permanently reinvested; and (iii) deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.  During the year ended September 30, 2013, our effective tax rate differed from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes and (iii) the reversal of U.S. valuation allowances of $49.8 million on deferred tax assets as a result of the acquisition of the HHI Business. Additionally, in the year ended September 30, 2013, the consolidated pretax income was close to break even, resulting in a higher effective tax rate.  See Note 13, “Income Taxes” of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding income taxes.

Segment Financial Data

The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies, (iii) Home and Garden, (iv) Hardware & Home Improvement and (v) Global Auto Care.  See Note 18, “Segment Information” of Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for more information pertaining to segments

Segment profit does not include corporate expenses, acquisition and integration related charges, restructuring and related charges, impairment charges, interest expense, income tax expense, and other non-operating expenses. Corporate expenses primarily include general and administrative expenses and the costs of stock compensation plans which are evaluated on a consolidated basis and not allocated to the segments.

EBITDA and Adjusted EBITDA.  The Company defines EBITDA as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization expense.  The Company defines Adjusted EBITDA as EBITDA, excluding share based compensation, acquisition and integration related charges, restructuring and related charges, purchase accounting fair value adjustments, and other items that are unusual in nature or not comparable from period to period.

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

While we believe that EBITDA and Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.

Below is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each segment and the consolidated Spectrum Brands Holdings, Inc. group for the years ended September 30, 2015, 2014 and 2013:

	Global	Hardware &				Corporate /
	Batteries &	Home	Global Pet	Home and	Global Auto	Unallocated
SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
For the year ended September 30, 2015
Net income (loss), as adjusted	$219.6	$166.5	$60.0	$108.3	$18.2	$(423.2)	$149.4
Income tax expense(1)	—	—	—	—	—	43.9	43.9
Interest expense(1)	—	—	—	—	—	271.9	271.9
Depreciation and amortization	71.0	39.4	39.7	13.3	6.6	—	170.0
EBITDA	290.6	205.9	99.7	121.6	24.8	(107.4)	635.2
Share based compensation	—	—	—	—	—	47.6	47.6
Acquisition and integration related charges	4.6	9.1	13.7	2.3	3.8	25.3	58.8
Restructuring and related charges	9.2	9.7	8.9	0.6	—	0.3	28.7
Purchase accounting fair value adjustment	—	0.8	2.2	—	18.7	—	21.7
Venezuela devaluation	2.5	—	—	—	—	—	2.5
Other(2)	—	—	—	—	—	6.1	6.1
Adjusted EBITDA	$306.9	$225.5	$124.5	$124.5	$47.3	$(28.1)	$800.6
For the Year Ended September 30, 2014
Net income (loss), as adjusted	$234.6	$157.2	$78.7	$88.1	$—	$(344.1)	$214.5
Income tax expense(1)	—	—	—	—	—	59.0	59.0
Interest expense(1)	—	—	—	—	—	202.1	202.1
Depreciation and amortization	73.1	40.4	31.5	12.6	—	—	157.6
EBITDA	307.7	197.6	110.2	100.7	—	(83.0)	633.2
Share based compensation	—	—	—	—	—	46.8	46.8
Acquisition and integration related charges	7.8	4.4	—	1.1	—	6.8	20.1
Restructuring and related charges	11.1	8.3	3.0	—	—	0.5	22.9
Other(3)	—	—	—	—	—	1.3	1.3
Adjusted EBITDA	$326.6	$210.3	$113.2	$101.8	$—	$(27.6)	$724.3
For the Year Ended September 30, 2013
Net income (loss), as adjusted	$213.6	$75.4	$77.0	$77.7	$—	$(499.0)	$(55.3)
Income tax expense(1)	—	—	—	—	—	27.4	27.4
Interest expense(1)	—	—	—	—	—	375.6	375.6
Depreciation and amortization	67.3	31.3	29.6	11.7	—	—	139.9
EBITDA	280.9	106.7	106.6	89.4	—	(96.0)	487.6
Share based compensation	—	—	—	—	—	43.9	43.9
Acquisition and integration related charges	6.1	7.4	2.2	0.1	—	32.6	48.4
Restructuring and related charges	14.8	6.2	11.2	0.6	—	1.2	34.0
Pre-acquisition earnings of HHI(4)	—	30.3	—	—	—	—	30.3
Purchase accounting fair value adjustment	—	31.5	—	—	—	—	31.5
Venezuela devaluation	1.9	—	—	—	—	—	1.9
Adjusted EBITDA	$303.7	$182.1	$120.0	$90.1	$—	$(18.3)	$677.6

(1)

The Company’s policy is to record income tax expense and interest expense on a consolidated basis.  Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate/Unallocated Items.

(2)	For the year ended September 30, 2015, other includes costs associated with onboarding for a key executive coupled with costs associated with exiting another key executive.
(3)	For the year ended September 30, 2014, other includes costs associated with onboarding for a key executive.
(4)

For the year ended September 30, 2013, the pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

Below is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each segment and the consolidated SB/RH Holdings, LLC group for the years ended September 30, 2015, 2014 and 2013:

	Global	Hardware &				Corporate /
	Batteries &	Home	Global Pet	Home and	Global Auto	Unallocated
SB/RH HOLDINGS, LLC (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
For the year ended September 30, 2015
Net income (loss), as adjusted	$219.6	$166.5	$60.0	$108.3	$18.2	$(416.8)	$155.8
Income tax expense(1)	—	—	—	—	—	43.9	43.9
Interest expense(1)	—	—	—	—	—	271.9	271.9
Depreciation and amortization	71.0	39.4	39.7	13.3	6.6	—	170.0
EBITDA	290.6	205.9	99.7	121.6	24.8	(101.0)	641.6
Share based compensation	—	—	—	—	—	41.8	41.8
Acquisition and integration related charges	4.6	9.1	13.7	2.3	3.8	25.3	58.8
Restructuring and related charges	9.2	9.7	8.9	0.6	—	0.3	28.7
Purchase accounting fair value adjustment	—	0.8	2.2	—	18.7	—	21.7
Venezuela devaluation	2.5	—	—	—	—	—	2.5
Other(2)	—	—	—	—	—	6.1	6.1
Adjusted EBITDA	$306.9	$225.5	$124.5	$124.5	$47.3	$(27.5)	$801.2
For the Year Ended September 30, 2014
Net income (loss), as adjusted	$234.6	$157.2	$78.7	$88.1	$—	$(341.5)	$217.1
Income tax expense(1)	—	—	—	—	—	59.0	59.0
Interest expense(1)	—	—	—	—	—	202.1	202.1
Depreciation and amortization	73.1	40.4	31.5	12.6	—	—	157.6
EBITDA	307.7	197.6	110.2	100.7	—	(80.4)	635.8
Share based compensation	—	—	—	—	—	44.9	44.9
Acquisition and integration related charges	7.8	4.4	—	1.1	—	6.8	20.1
Restructuring and related charges	11.1	8.3	3.0	—	—	0.5	22.9
Other(3)	—	—	—	—	—	1.3	1.3
Adjusted EBITDA	$326.6	$210.3	$113.2	$101.8	$—	$(26.9)	$725.0
For the Year Ended September 30, 2013
Net income (loss), as adjusted	$213.6	$75.4	$77.0	$77.7	$—	$(491.2)	$(47.5)
Income tax expense(1)	—	—	—	—	—	27.4	27.4
Interest expense(1)	—	—	—	—	—	369.5	369.5
Depreciation and amortization	67.3	31.3	29.6	11.7	—	—	139.9
EBITDA	280.9	106.7	106.6	89.4	—	(94.3)	489.3
Share based compensation	—	—	—	—	—	43.1	43.1
Acquisition and integration related charges	6.1	7.4	2.2	0.1	—	32.6	48.4
Restructuring and related charges	14.8	6.2	11.2	0.6	—	1.2	34.0
Pre-acquisition earnings of HHI(4)	—	30.3	—	—	—	—	30.3
Purchase accounting fair value adjustment	—	31.5	—	—	—	—	31.5
Venezuela devaluation	1.9	—	—	—	—	—	1.9
Adjusted EBITDA	$303.7	$182.1	$120.0	$90.1	$—	$(17.4)	$678.5

(1)

The Company’s policy is to record income tax expense and interest expense on a consolidated basis.  Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate/Unallocated Items.

(2)	For the year ended September 30, 2015, other includes costs associated with onboarding for a key executive coupled with costs associated with exiting another key executive.
(3)	For the year ended September 30, 2014, other includes costs associated with onboarding for a key executive.
(4)

For the year ended September 30, 2013, the pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

Global Batteries & Appliances

	2015	2014	2013
Net Sales	$2,092.2	$2,230.7	$2,203.6
Segment Profit	$240.8	$256.5	$237.5
Segment Profit as a % of net sales	11.5%	11.5%	10.8%
Adjusted EBITDA	$306.9	$326.6	$303.7

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit for the year ended September 30, 2015 decreased $15.7 million from $256.5 million for the year ended September 30, 2014 to $240.8 million for the year ended September 30, 2015.  Segment profit as a percentage of sales remained consistent for both years at 11.5%.  The decrease in segment profit is attributable to the decreased sales as previously discussed, which was partially offset by cost improvements and favorable product mix.  Adjusted EBITDA for the year ended September 30, 2015 decreased $19.7 million to $306.9 million from $326.6 million for the year ended September 30, 2014.  The decrease was attributable to the factors discussed above.

Segment profit for the year ended September 30, 2014 increased to $256.5 million from $237.5 million for the year ended September 30, 2013.  Segment profit as a percentage of net sales increased slightly to 11.5% for the year ended September 30, 2014 versus 10.8% for the year ended September 30, 2013.  The increase was primarily attributable to increased sales as previously discussed and cost improvements, which were partially offset by unfavorable product mix and pricing pressures in the U.S. and Europe.  Adjusted EBITDA for the year ended September 30, 2014 increased to $326.6 million from $303.7 million for the year ended September 30, 2013.   The increase was driven by the factors discussed above.

Hardware & Home Improvement

	2015	2014	2013
Net Sales	$1,205.5	$1,166.0	$869.6
Segment Profit	$185.2	$172.2	$88.7
Segment Profit as a % of net sales	15.4%	14.8%	10.2%
Adjusted EBITDA	$225.5	$210.3	$182.1

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit increased $13.0 million from $172.2 million for the year ended September 30, 2014 to $185.2 for the year ended September 30, 2015.  Segment profit as a percentage of net sales of 15.4% for the year ended September 30, 2015, was up from 14.8% for the year ended September 30, 2014.  The increase in segment profit was primarily driven by the increase in sales volumes discussed above along with cost improvements and inclusion of Tell acquired during the year ended September 30, 2015.  The cost improvements were responsible for the increase in segment profit as a percentage of net sales.  Adjusted EBITDA was $225.5 million for the year ended September 30, 2015,  increase of $15.2 million compared to $210.3 million for the year ended September 30, 2014.  The increase in Adjusted EBITDA was attributable to the factors discussed above.

Segment profit increased $83.5 million to $172.2 million for the year ended September 30, 2014 compared to $88.7 million for the year ended September 30, 2013. Segment profit as a percentage of net sales was 14.8% for the year ended September 30, 2014 and 10.2% for the year ended September 30, 2013.  Results of the HHI Business relate to operations subsequent to the acquisition of the HHI Business (on December 17, 2012) during the fiscal year ended September 30, 2013. A portion of the HHI Business, consisting of the TLM Business, is included in the results of the Hardware and Home Improvement segment subsequent to its acquisition on April 8, 2013.  The increase was primarily driven by the inclusion of the HHI Business for an entire fiscal year for the year ended September 30, 2014 compared to a partial year due to the acquisition of the segment during the year ended September 30, 2013.  Furthermore, the increase was driven by cost improvements, coupled with the non-recurrence of a $31.5 million cost of goods sold charge during the year ended September 30, 2013 associated with the sale of acquired inventory adjusted to fair value on the date of acquisition.  Adjusted EBITDA was $210.3 million for the year ended September 30, 2014 compared to $182.1 million for the year ended September 30, 2013.  The increase in Adjusted EBITDA was driven by the increased sales, cost improvements and other factors discussed above.

Global Pet Supplies

	2015	2014	2013
Net Sales	$758.2	$600.5	$621.9
Segment Profit	$83.9	$82.4	$91.1
Segment Profit as a % of net sales	11.1%	13.7%	14.6%
Adjusted EBITDA	$124.5	$113.2	$120.0

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit for the year ended September 30, 2015 was $83.9 million, an increase of $1.5 million from $82.4 million for the year ended September 30, 2014.  Segment profit as a percentage of net sales decreased from 13.7% for the year ended September 30, 2014 to 11.1% for the year ended September 30, 2015.  The decrease in segment profit as a percentage of net sales is attributable to increased product costs due to product mix compared to the prior year.  Partially offsetting the decrease in segment profit was sales from the Salix and European IAMS and Eukanuba acquisitions.   Adjusted EBITDA increased $11.3 million from $113.2 million to $124.5 million.  The increase in Adjusted EBITDA is attributable to the factors discussed above and the inclusion of the Salix and European IAMS and Eukanuba acquisitions during the year ended September 30, 2015.

Segment profit decreased $8.7 million to $82.4 million for the year ended September 30, 2014 compared to $91.1 million for the year ended September 30, 2013.  Segment profit as a percentage of net sales for the year ended September 30, 2014 decreased to 13.7%, compared to 14.6% for the year ended September 30, 2013. The decrease in segment profit and segment profitability as a percentage of sales was primarily driven by unfavorable product mix during the year ended September 30, 2014 as compared to year ended September 30, 2013, which was partially offset by cost improvements in manufacturing and sourcing.  Also contributing to the decrease in segment profit was the decrease in sales previously discussed.  Adjusted EBITDA for the year ended September 30, 2014 decreased $6.8 million to $113.2 million from $120.0 million for the year ended September 30, 2013. The decrease was driven by the unfavorable product mix discussed above.

Home and Garden Business

	2015	2014	2013
Net Sales	$474.0	$431.9	$390.5
Segment Profit	$111.2	$89.3	$78.5
Segment Profit as a % of net sales	23.5%	20.7%	20.1%
Adjusted EBITDA	$124.5	$101.8	$90.1

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit for the year ended September 30, 2015 increased $21.9  million to $111.2 million compared to $89.3 million for the year ended September 30, 2014.  Segment profit as a percentage of net sales also increased to 23.5% for the year ended September 30, 2015 compared to 20.7% for the year ended September 30, 2014.  Increases in segment profit and segment profit as a percentage of net sales were driven by cost improvements compared to the prior year.  Also contributing to the increase in segment profit was the increase in sales previously discussed.  Adjusted EBITDA was $124.5 million for the year ended September 30, 2015, increase of $22.7 million from $101.8 million for the year ended September 30, 2014.  The increase in Adjusted EBITDA is attributable to the increased sales and cost improvements discussed above.

Segment profit for the year ended September 30, 2014 increased $10.8 million to $89.3 million from $78.5 million for the year ended September 30, 2013.  Segment profit as a percentage of net sales for the year ended September 30, 2014 increased to 20.7% from 20.1%.  Increases in segment profit and segment profit as a percentage of net sales were driven by the acquisition of Liquid Fence during the year ended September 30, 2014.  Also contributing to the increase in segment profit was the increase in sales previously discussed.  Adjusted EBITDA increased $11.7 million to $101.8 million for the year ended September 30, 2014 compared to segment Adjusted EBITDA of $90.1 million for the year ended September 30, 2013. The increases are driven by the increase in net sales coupled with cost and operating expense improvements.

Global Auto Care

2015
Net Sales	$160.5
Segment Profit	$21.8
Segment Profit as a % of net sales	13.6%
Adjusted EBITDA	$47.3

Results of the AAG business, reported as a separate business segment, Global Auto Care, relate to operations subsequent to the acquisition date of May 21, 2015.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the years ended September 30, 2015, 2014 and 2013:

	Spectrum Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
Net cash provided by operating activities	$444.3	$432.7	$256.5	$441.8	$434.7	$258.2
Net cash used by investing activities	$(1,279.7)	$(93.5)	$(1,483.0)	$(1,279.7)	$(93.5)	$(1,476.7)
Net cash provided (used) by financing activities	$918.4	$(343.5)	$1,280.2	$922.6	$(338.2)	$1,263.4
Effect of exchange rate changes on cash and cash equivalents	$(29.7)	$(8.3)	$(4.5)	$(29.7)	$(8.3)	$(4.5)

Spectrum Brands Holdings, Inc.

Net cash provided by operating activities

The $11.6 million increase in cash provided by operating activities for the year ended September 30, 2015 was primarily due to: (i) cash generated from higher Adjusted EBITDA of $76.3 million; (ii) decrease in cash paid for taxes of $26.3 million; and (iii) decrease in cash paid for restructuring and related charges of $8.1 million; which was partially offset by (i) increased cash paid for acquisition and integration costs of $9.8 million from increased acquisition activity; (ii) increased cash paid for interest of $71.6 million due to charges associated with financing the AAG acquisition and increased debt; and (iii) $17.7 million of incremental use of cash from working capital driven by higher inventory and other working capital items partially offset by lower accounts receivable and higher accounts payable and other working capital accruals.

The $176.2 million increase in cash provided by operating activities for the year ended September 30, 2014 was primarily due to: (i) cash generated from higher Adjusted EBITDA of $79.3 million, excluding pre-acquisition earnings of the HHI Business; (ii) $67.2 million of additional generation of cash from working capital and other items driven by lower accounts receivable and inventory, partially offset by lower accounts payable and other working capital items; (iii) lower cash payments for interest of $46.4 million due to refinancing; and (iv) lower cash acquisition, integration and restructuring related costs of $14.0 million; which was partially offset by higher cash payments for income taxes of $30.7 million.

Net cash used by investing activities

The $1,186.2 million increase in cash used by investing activities during the year ended September 30, 2015 was primarily attributable to the cash used for acquisitions of $1,191.1 million during the year ended September 30, 2015, which related to the $898.4 million, net cash acquired, for the AAG acquisition; $147.8 million, net cash acquired, for the Salix acquisition; $115.7 million, net cash acquired, for the European IAMS and Eukanuba acquisition and $29.2 million, net cash acquired, for the Tell acquisition, compared to the $27.6 million, net cash acquired, used for the Liquid Fence acquisition during the year ended September 30, 2014.

The $1,389.5 million decrease in cash used by investing activities during the year ended September 30, 2014 was primarily driven by a decrease in cash used for acquisitions of $1,372.2 million, which related to the $1,351.0 million, net of cash acquired, for the HHI Business acquisition and the $48.8 million, net of cash acquired, for the Shaser acquisition during the year ended September 30, 2013, compared to the $27.6 million, net of cash acquired, used for the Liquid Fence acquisition during the year ended September 30, 2014.

Net cash provided (used) by financing activities

Net cash provided by financing activities for the year ended September 30, 2015 consist of (i) refinancing of the then-existing senior term facilities resulting in $2,036.5 million proceeds for the issuance of the new Term Loans and $1,589.6 million payment on the then-existing senior term facilities; (ii) $1,000.0 million proceeds from the issuance of the 5.75% Notes (iii) $540.0 million repayment of AAG debt assumed as part of the AAG acquisition (iv) $250.0 million proceeds from the issuance of the 6.125% Notes; (v) $300.0 million repayment of the 6.75% Notes; (vi) $363.6 million of amortizing payments on debt (vii) payment of debt issuance costs of $38.1 million; (vi) $562.7 million of proceeds from the issuance of common stock, net issuance costs; (vii) cash dividends of $70.7 million; and (viii) treasury stock purchases of $21.2 million.

Net cash used by financing activities for the year ended September 30, 2014 consisted of: (i) proceeds related to the issuance of debt under our former senior term facilities of $523.7 million; (ii) repayment of $764.9 million under our former senior credit facilities and $6.0 million of other debt; (iii) dividend payments of $61.9 million; (iv) payment of share-based tax withholdings of employees for vested stock awards of $24.9 million; (v) treasury stock purchases of $4.5 million; and (vi)  payment of debt issuance costs of $5.4 million.

Net cash provided by financing activities for the year ended September 30, 2013 consisted of: (i) proceeds related to the issuance of debt under our former senior term facilities of $1,936.3 million, $570.0 million issuance of the 6.625% Notes, and $520.0 million issuance of the 6.375% Notes; (ii) extinguishment of 9.5% Notes of $950.0 million and repayment of former senior credit facilities of $571.1 million; (iii) payment of debt issuance costs of $60.9 million; (iv) dividend payments of $40.1 million; (v) payment of share-based tax withholdings of employees for vested stock awards of $20.1 million; (vi) treasury stock purchases of $3.2 million; and (ix) $11.9 million of proceeds from other financing activities.

SB/RH Holdings, LLC

Net cash provided by operating activities

The $7.1 million and $176.5 million increases in cash provided by operating activities from SB/RH Holdings, LLC for the year ended September 30, 2015 and the year ended September 30, 2014, respectively, are primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash used by investing activities

The $1,186.2 million increase and $1,383.2 million decrease in cash used by investing activities from SB/RH Holdings, LLC for the year ended September 30, 2015 and the year ended September 30, 2014, respectively, are primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash provided (used) by financing activities

Net cash used by financing activities for the year ended September 30, 2015 consist of: (i) refinancing of the then-existing senior term facilities resulting in $2.036.5 million of proceeds for the issuance of the new Term Loans and $1,589.6 million payment on the then existing senior term facilities; (ii) $1,000.0 million proceeds from the issuance of the 5.75% Notes (iii) $540.0 million repayment of AAG debt assumed as part of the AAG acquisition (iv) $250.0 million proceeds from the issuance of the 6.125% Notes; (v) $300.0 million repayment of the 6.75% Notes; (vi) $363.6 million of amortizing payments on debt; (vii) payment of debt issuance costs of $37.8 million; (vi) $528.3 million of proceeds from the parent, SBH; and (vii) cash dividends paid to SBH of $72.1 million.

Net cash used by financing activities for the year ended September 30, 2014 consisted of: (i) proceeds related to the issuance of debt under our former senior term loans of $523.7 million; (ii) repayment of $764.9 million under the former senior credit facilities and $6.0 million of other debt; (iii) dividend payments to SBH of $77.0 million; (iv) payment of share-based tax withholdings of employees for vested stock awards of $24.9 million; and (v) payment of debt issuance costs of $5.4 million.

Net cash provided by financing activities for the year ended September 30, 2013 consisted of: (1) proceeds related to the issuance of debt under our former term facilities of $1,936.3 million, issuance of 6.625% Notes of $570.0 million, and issuance of 6.375% Notes of $520.0 million; (ii) extinguishment of 9.5% Notes of $950.0 million and repayment of former senior credit facilities of $571.1 million; (iii) payment of debt issuance costs of $60.9 million; (iv) dividend payment to SBH of $88.7 million; (v) payment of share-based tax withholdings of employees for vested stock awards of $20.1 million; (vi) proceeds from a $28.6 million contribution from parent and (ix) $11.9 million of proceeds from other financing activities.

Capital Expenditures

Capital expenditures for the Company totaled $89.1 million, $73.3 million and $82.0 million for the years ended September 30, 2015, 2014, and 2013, respectively.  We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return cost reduction projects slightly above historical levels.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $170.0 million, $157.6 million and $139.9 million for the years ended September 30, 2015, 2014, and 2013, respectively.  The increase in depreciation and amortization for the year ended September 30, 2015 is due to the recognition of property, plant and equipment and definite lived intangible assets from the acquisitions of AAG, European IAMS and Eukanuba, Salix and Tell.  The increase in depreciation and amortization for the year ended September 30, 2014 is due to the recognition of property, plant and equipment and definite lived intangible assets from the acquisition of Liquid Fence.

Indebtedness

Refer to Note 9, “Debt” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on for additional information.

In addition to the outstanding principal on our debt obligations, we have annual interest payment obligations of $202.7 million in the aggregate. This includes interest under our: (i) 6.375% Notes of approximately $33.2 million; (ii) 6.625% Notes of approximately $37.8 million (iii) 6.125% Notes of approximately $15.3 million; (iv) 5.75% Notes of $57.5 million and (iv) Term Loans of $58.9 million. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations including a quarterly commitment fee of up to 0.50% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.

At September 30, 2015, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes, and the indenture governing the 5.75% Notes.    See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Credit Ratings

The Company’s access to the capital markets and financing costs in those markets may depend on the credit ratings of the Company when it is accessing the capital markets.  None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Equity

During the year ended September 30, 2015,  SBH granted 0.6 million shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $52.9 million, which represented unearned restricted stock compensation. Such unearned compensation is amortized to expense over the appropriate vesting period.

During the year ended September 30, 2015, SBH issued 6.2 million shares of common stock in connection with the AAG acquisition, resulting in $562.7 million in proceeds, net of equity issuance costs.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise.  On July 28, 2015, the Board of Directors approved a $300.0 million common stock repurchase program.  The authorization is effective for 36 months.  During the years ended September 30, 2015 and 2014, SBH repurchased 230,000 and 71,752 shares, respectively.

Liquidity Outlook

The Company’s ability to make principal and interest payment on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions.  Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months.  However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans.

At September 30, 2015,  based on the Company’s current tax strategy, there are no significant foreign cash balances available for repatriation. For the year ending September 30, 2016, we expect to generate between $75 million and $125 million of foreign cash that may be repatriated for general corporate purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

The following table summarizes our contractual obligations as of September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Debt, excluding capital lease obligations (1)	$3,889.6	$26.6	$30.8	$30.8	$3,801.4
Interest payments excluding capital lease obligations	1,530.9	203.8	403.5	401.2	522.4
Capital lease obligations (2)	119.7	11.1	20.2	17.1	71.3
Operating lease obligations	151.5	39.7	60.0	31.2	20.6
Employee benefit obligations(3)	111.9	9.3	19.6	22.1	60.9
Other purchase obligations	29.7	23.6	5.7	0.4	—
Total Contractual Obligations(4)	$5,833.3	$314.1	$539.8	$502.8	$4,476.6
(1)	Debt does not include debt held by SB/RH with SBH of $34.7 million as of September 30, 2015. See Note 9 “Debt”, included elsewhere in this Annual Report.
(2)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included elsewhere in this Annual Report.
(3)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 12, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

(4)

At September 30, 2015, our Consolidated Statements of Financial Position includes reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized.

The following table summarizes our other commercial commitments as of September 30, 2015, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Letters of credit	$32.7	$24.7	$8.0	$—	$—

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and evaluates its estimates on an ongoing basis.  The following policies are considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates.  Refer to Note 2 “Summary of Significant Accounting Policies” of Notes to the Consolidated Financial Statements for all relevant accounting policies.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment.  Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives.  Refer to Note  2 “Significant Accounting Policies and Practices” of Notes to Consolidated Financial Statements for more information about useful lives.

On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if potential goodwill impairment exists; our reporting units are consistent with our segments (See Note 18, “Segment Information” for further discussion over operating and reporting segments).  If the fair value of a reporting unit is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value of the reporting unit goodwill and its carrying value.  The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis.  In estimating the fair value of the reporting unit, we used a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables.  We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital.  The fair value of Global Batteries & Appliances, Hardware and Home Improvement, Global Pet Supplies, and Home & Garden reporting units exceeded their carrying value by 54%, 38%, 29% and 66%, respectively.

As a result of the AAG acquisition in the third quarter of the year ended September 30, 2015, a new reporting unit and segment was established, Global Auto Care.  Due to the recent closing of the acquisition and the measurement of net assets acquired to fair value, a qualitative assessment of the carrying value of goodwill was performed for this reporting unit.  This included the evaluation of factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit factors, among others.  Based on its qualitative assessment, management concluded that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount, and a  quantitative impairment test of the acquired goodwill for Global Auto Care was not deemed necessary.

In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames.  On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists.  If the fair value is less than its carrying value, an impairment loss is recorded for the excess.  The fair value of indefinite-lived intangible assets is determined using an income approach, the relief from royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others.  The fair value of our tradenames exceeded the carrying values as of the date of our latest annual impairment testing resulting in no impairment of our indefinite lived intangible assets for the year ended September 30, 2015.

The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists.  The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  There were no triggering events identified during the year that necessitated an impairment test over definite-lived assets.

A considerable amount of judgment and assumptions is required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing.  While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value and therefore, additional impairment changes could be required.  The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.

Pensions

The Company recognizes amounts on the consolidated financial statements related to defined benefit pension plans using a September 30 measurement date.  The accounting for these plans requires us to recognize the overfunded and/or underfunded status of each pension plan (i.e. the estimated present value of future benefits, net of plan assets) on the consolidated statement of financial position.  A substantial portion of our pension obligations are related to defined benefit pension plans in the U.S., a majority of which are frozen.  The determination of the estimated present value of future benefits includes several important assumptions, particularly around discount rates, expected returns on plan assets, and retirement and mortality rates.

The Company’s discount rate assumptions are based on the interest rate of high-quality corporate bonds, with appropriate consideration of our plans’ participants’ demographics and benefit payment terms.  For the year ended September 30, 2015, we used discount rates ranging from 1.75% to 13.81%.  We believe the discount rates used are reflective of the rates at which pension benefits could be effectively settled.  If interest rates decline resulting in a lower discount rate, our pension liability, will increase along with the related pension expense and required funding contributions.

The Company’s expected return on plan assets assumptions are based on our expectation of long-term average rates of return on assets in the pension funds, which reflect both the current and projected asset mix of the funds and consider the historical returns earned on the fund.  If the actual rates of return are lower than we assume, our future pension expense and required funding contributions may increase.  Actual returns above the assumed level could decrease future pension expense and lower the amount of required funding contributions.  For the year ended September 30, 2015, we used an expected return on plan assets of 7.25%.  If plan assets decline due to poor market performance, our pension liability will increase along with increasing pension expense and required funding contributions may increase.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate.  Based on the information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows in the future.  See Note 12,  “Employee Benefit Plans,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our employee benefit plans.

Acquisition Accounting

The fair value of the consideration we pay for each new acquisition is allocated to tangible assets and identifiable intangible assets, liabilities assumed, any non-controlling interest in the acquired entity and goodwill.  The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models.  Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.  Refer to Note 3, “Acquisitions” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of business combination accounting valuation methodology and assumptions.  See Note 3, “Acquisitions” of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our acquisition and valuation assumptions.

Restructuring and Related Charges

Restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred.

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

Restructuring and related charges associated with manufacturing and related initiatives are reported in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented.  Restructuring and related charges associated with administrative functions are reported in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan. See Note 4, “Restructuring and Related Charges” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a more complete discussion of our restructuring initiatives and related costs.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting.  For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information.  For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company did not recognize a reserve.  As of September 30, 2015, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized, would affect the effective tax rate in future periods was $14.3 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credit, and other carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and ongoing prudent and feasible tax planning strategies.  We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we make that determination.

As of September 30, 2015, we have U.S. federal net operating loss carryforwards (“NOLs”) of $894.5 million, with a federal tax benefit of $313.1 million and future tax benefits related to state NOLs of $68.7 million and capital loss carryforwards of $14.2 million with a federal and state tax benefit of $5.4 million.  Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $305.4 million at September 30, 2015. Of this amount, $268.7 million relates to U.S. net deferred tax assets and $36.7 million relates to foreign net deferred tax assets. For the year ended September 30, 2015, we generated domestic pretax profits of $3.4 million. Should we continue to generate domestic pretax profits in subsequent periods, there is a reasonable possibility that some or most of the domestic valuation allowance of $268.7 million could be released at some future date, which could result in a material tax benefit. We estimate that $118.6 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to prior period ownership changes that limit the amount of NOLs we can use and legal limitations on the use of capital losses.

As of September 30, 2015, we have provided no residual US taxes on earnings not yet taxed in the U.S. Due to the valuation allowance recorded against U.S. net deferred tax assets, including NOLs, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on future foreign earnings not considered to be permanently reinvested might have a material effect on our effective tax rate. As of September 30, 2015, we project $2.4 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

See Note 13, “Income Taxes” of Notes to Consolidated Financial Statements elsewhere included in this Annual Report.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements, and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date.  As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application only being for us beginning in the first quarter of our fiscal year ending September 30, 2018.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

In August 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments require that an acquirer (i) recognize measurement period adjustments to estimated amounts in the reporting period in which the adjustment amounts are determined; (ii) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date; and (iii) present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017, with early adoption permitted.  The amendments are applied to adjustments to provision amounts that occur after the effective date and the impact of the adoption of this guidance on the Company’s consolidated financial statements will depend on the future business combination activity.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This ASU eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis.  The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2018, with early adoption permitted.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017, with early adoption permitted.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in Cloud Computing Arrangements, which provides for guidance on the accounting for fees paid in cloud computing arrangements.  The ASU provides guidance to customers about whether the cloud computing arrangement includes a software license, which could be accounted for as a separate element of the arrangement similar to the acquisition of other software licenses.  The absence of a software license would result in recognizing the arrangement as a service contract.  This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017, with early adoption permitted.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about the Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a period of one year from the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern.  This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April, 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 2015) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU changes the criteria for reporting discontinued operations where only disposals representing a  strategic shift in operations should be presented as discontinued operations.  Such strategic shifts should have a major effect on the organization’s operating and financial results.  This new guidance also expanded the disclosure requirements about discontinued operations.  This ASU will become effective for us during our fiscal year ending September 30, 2016.  The impact of the adoption of this guidance on the Company’s consolidated financial statements will depend on the Company’s future disposal activity.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposures.  A  discussion of our accounting policies for derivative financial instruments is included in Note 11, “Derivatives,” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Interest Rate Risk

A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general levels of U.S. Canadian and European Union interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated.  The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

At September 30, 2015 we had $1,549.0 million or 39% of our total debt subject to variable interest rates, the majority related to our term loan of $1,538.4 million subject 0.75% floor.  After inclusion of $300.0 million interest rate swaps fixing a portion of the variable rate debt, $1,249.0 million or 31 % of our debt is subject to variable rates.  Assuming an increase to market rates of 1% as of September 30, 2015, we would incur an increase to interest expense of $5.6 million.

At September 30, 2015, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent decline in interest rates would be a loss of $0.6 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $0.6.million.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from such sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

At September 30, 2015, we had $350.0 million equivalent of debt denominated in foreign currencies.  Other than our Euro-denominated term loan in the equivalent of $255.8 million recorded in a U.S. Dollar function entity, the remaining debt is recorded in countries with the same function currency as the debt.  The foreign currency exposure from the Euro-denominated term loan is substantially offset by a Euro-denominated intercompany loan receivable recorded in a U.S. Dollar-function entity.

At September 30, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34.2 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17.2 million.

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

At September 30, 2015, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $2.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $0.6 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, inclusive and is incorporated herein by reference.  This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC.  The notes to the consolidated financial statements include consolidated Spectrum Brands Holdings Inc. Notes and certain information related to SB/RH Holdings, LLC.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Spectrum Brands Holdings, Inc.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control- Integrated Framework (2013). The Company’s management has concluded that, as of September 30, 2015, its internal control over financial reporting is effective based on these criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.  The Company’s management excluded the auto care business acquired in the acquisition of Armored AutoGroup Parent, Inc. (“AAG”), which was completed on May 21, 2015, from its assessment of the effectiveness of internal control over financial reporting.  The total assets of $1,543.1 million and the total net sales of $160.5 million associated with AAG are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2015.

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

AAG Acquisition.  On May 21, 2015, we completed our acquisition of AAG.  As permitted by the guidelines established by the staff of the SEC for newly acquired businesses, management has excluded AAG and its subsidiaries from its assessment of the effectiveness of our internal control over financial reporting.  As previously reported, in connection with the preparation of the financial statements of Armored AutoGroup In. (“AAG Sub”), a subsidiary of AAG, for the year ended December 31, 2014, certain significant deficiencies in AAG Sub’s internal controls became evident to its management that, in the aggregate, represent a material weakness.  None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, were reflected in AAG’s consolidated financial statements for the year ended December 31, 2014.  In connection with the AAG acquisition, we were aware of and reviewed these deficiencies as part of our due diligence process and determined that they were not material to us at the time.  We will continue to evaluate and monitor these deficiencies as we integrate AAG into our control environment following the acquisition and have taken steps to mitigate and address the deficiencies.

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

SB/RH Holdings, LLC

SB/RH Holdings’  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SB/RH Holdings’ management, including SB/RH Holdings’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. SB/RH Holdings’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). SB/RH Holdings’ management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015. In making this assessment, SB/RH Holdings’ management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control- Integrated Framework (2013). SB/RH Holdings’ management has concluded that, as of September 30, 2015, its internal control over financial reporting is effective based on these criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.  The Company’s management excluded the auto care business acquired in the acquisition of Armored AutoGroup Parent, Inc. (“AAG”), which was completed on May 21, 2015, from its assessment of the effectiveness of internal control over financial reporting.  The total assets of $1,543.1 million and the total net sales of $160.5 million associated with AAG are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2015.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AAG Acquisition.  On May 21, 2015, we completed our acquisition of AAG.  As permitted by the guidelines established by the staff of the SEC for newly acquired businesses, management has excluded AAG and its subsidiaries from its assessment of the effectiveness of our internal control over financial reporting.  As previously reported, in connection with the preparation of the financial statements of Armored AutoGroup In. (“AAG Sub”), a subsidiary of AAG, for the year ended December 31, 2014, certain significant deficiencies in AAG Sub’s internal controls became evident to its management that, in the aggregate, represent a material weakness.  None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, were reflected in AAG’s consolidated financial statements for the year ended December 31, 2014.  In connection with the AAG acquisition, we were aware of and reviewed these deficiencies as part of our due diligence process and determined that they were not material to us at the time.  We will continue to evaluate and monitor these deficiencies as we integrate AAG into our control environment following the acquisition and have taken steps to mitigate and address the deficiencies.

Limitations on the Effectiveness of Controls. SB/RH Holdings’ management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SB/RH Holdings disclosure controls and procedures or SB/RH Holdings’ internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SB/RH Holdings have been detected.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors of Spectrum Brands Holdings, Inc. and the nominees for re-election as directors of SBH at the Annual Meeting of Shareholders to be held on January 28, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the disclosures which will be included under the captions “BOARD OF DIRECTORS,” “PROPOSAL 1-ELECTION OF DIRECTORS,” and “EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” in the SBH’s definitive Proxy Statement relating to the 2016 Annual Meeting (the “Definitive Proxy Statement”), which will be filed not later than 120 days after the end of the SBH’s fiscal year ended September 30, 2015.

Audit Committee and Audit Committee Financial Expert

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “BOARD ACTIONS; BOARD MEMBER INDEPENDENCE; COMMITTEES OF THE BOARD OF DIRECTORS - Committees Established by Our Board of Directors - Audit Committee” in the Definitive Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Definitive Proxy Statement.

Code of Ethics

We have adopted the Code of Ethics for the Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for the Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com  under “Investor Relations—Corporate Governance.” We intend to disclose amendments to, and, if applicable, waivers of, this code of ethics on that section of our website.

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

ITEM 11.EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the Definitive Proxy Statement.

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the Definitive Proxy Statement.

Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the Definitive Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the Definitive Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the Definitive Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the Definitive Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Spectrum Brands Holdings, Inc.

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included in the Definitive Proxy Statement.

SB/RH Holdings, LLC

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to SB/RH Holding, LLC (“SB/RH”) for services to SB/RH and its consolidated subsidiaries, for each of the last two fiscal years:

(in millions)	2015	2014
Audit Fees	$5.2	$4.8
Audit-Related Fees	—	0.2
Tax Fees	0.6	0.6
All Other Fees	—	—
Total	$5.8	$5.6

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audit of SB/RH and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries.  “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions.  “Tax Fees” are fees for tax compliance, tax advice, and tax planning.  Such fees were attributable to services for tax-compliance assistance and tax advice.  “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditors Services and Fees

The SB/RH Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2015.  In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax, and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $200,000 in any 12-month period.  The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $200,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisition/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period.  The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.

The financial statements of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

2.

The financial statement schedule of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC.  The notes to the consolidated financial statements include consolidated Spectrum Brands Holdings Inc. footnotes and certain footnotes related to SB/RH Holdings, LLC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Spectrum Brands Holdings, Inc. and subsidiaries acquired Armored AutoGroup Parent, Inc. during 2015, and management excluded from its assessment of the effectiveness of Spectrum Brands Holdings, Inc.’s internal control over financial reporting as of September 30, 2015, Armored AutoGroup Parent Inc.’s internal control over financial reporting associated with total assets of $1,543.1 million and total net sales of $160.5 million included in the consolidated financial statements of Spectrum Brands Holdings, Inc. and subsidiaries as of and for the year ended September 30, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Armored AutoGroup Parent, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated November 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

SB/RH Holdings, LLC:

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 20, 2015

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Financial Position

September 30, 2015 and 2014

(in millions, except per share figures)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$247.9	$194.6
Trade receivables, net	498.8	439.0
Other receivables	87.9	76.3
Inventories	780.8	624.5
Prepaid expenses and other current assets	116.8	100.2
Total current assets	1,732.2	1,434.6
Property, plant and equipment, net	507.1	428.9
Deferred charges and other	101.7	88.4
Goodwill	2,476.7	1,469.6
Intangible assets, net	2,480.3	2,091.5
Total assets	$7,298.0	$5,513.0
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$33.8	$96.7
Accounts payable	620.6	519.7
Accrued wages and salaries	96.5	88.1
Accrued interest	63.3	35.4
Other current liabilities	217.3	175.8
Total current liabilities	1,031.5	915.7
Long-term debt, net of current portion	3,937.2	2,894.1
Deferred income taxes	607.0	513.2
Other long-term liabilities	115.5	103.2
Total liabilities	5,691.2	4,426.2
Commitments and contingencies (See Note 17)
Shareholders' equity:
Common stock, $0.01 par value:	0.6	0.5
Authorized - 200.0 shares
Issued - 61.1 and 54.2 shares, respectively
Outstanding - 59.4 and 52.7 shares, respectively
Additional paid-in capital	2,033.6	1,433.4
Accumulated deficit	(205.5)	(283.1)
Accumulated other comprehensive loss, net of tax	(200.1)	(63.1)
Treasury stock, at cost	(65.5)	(44.3)
Total shareholders' equity	1,563.1	1,043.4
Noncontrolling interest	43.7	43.4
Total equity	1,606.8	1,086.8
Total liabilities and equity	$7,298.0	$5,513.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Operations

Years ended September 30, 2015, 2014 and 2013

(in millions, except per share figures)

	2015	2014	2013
Net sales	$4,690.4	$4,429.1	$4,085.6
Cost of goods sold	3,018.0	2,856.5	2,685.3
Restructuring and related charges	2.1	3.7	10.0
Gross profit	1,670.3	1,568.9	1,390.3
Operating expenses:
Selling	720.7	678.2	637.0
General and administrative	338.8	321.6	286.4
Research and development	51.3	47.9	43.3
Acquisition and integration related charges	58.8	20.1	48.4
Restructuring and related charges	26.6	19.2	24.0
Total operating expenses	1,196.2	1,087.0	1,039.1
Operating income	474.1	481.9	351.2
Interest expense	271.9	202.1	375.6
Other non-operating expense, net	8.9	6.3	3.5
Income (loss) from operations before income taxes	193.3	273.5	(27.9)
Income tax expense	43.9	59.0	27.4
Net income (loss)	149.4	214.5	(55.3)
Net income (loss) attributable to non-controlling interest	0.5	0.4	(0.1)
Net income (loss) attributable to controlling interest	$148.9	$214.1	$(55.2)
Earnings (Loss) Per Share
Basic earnings (loss) per share	$2.68	$4.07	$(1.06)
Diluted earnings (loss) per share	2.66	4.02	(1.06)
Dividends per share	1.27	1.15	0.75
Weighted Average Shares Outstanding
Basic	55.6	52.6	52.0
Diluted	55.9	53.3	52.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended September 30, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
Net income (loss)	$149.4	$214.5	$(55.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(113.0)	(32.6)	(6.6)
Unrealized (loss) gain on hedging derivatives, net tax of $3.0, $4.2 and $(0.4), respectively	(13.2)	11.5	(2.5)
Defined benefit pension (loss) gain, net tax of $0.5, $(1.6) and $5.2, respectively	(11.0)	(3.6)	4.2
Other comprehensive loss, net of tax	(137.2)	(24.7)	(4.9)
Comprehensive income (loss)	12.2	189.8	(60.2)
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	0.4	0.1
Comprehensive income (loss) attributable to controlling interest	$12.4	$189.4	$(60.3)

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2015, 2014 and 2013

(in millions)

					Accumulated
			Additional		Other		Total	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2012	51.5	$0.5	$1,399.3	$(340.7)	$(33.4)	$(36.6)	$989.1	$—	$989.1
Net loss	—	—	—	(55.2)	—	—	(55.2)	(0.1)	(55.3)
Other comprehensive loss, net of tax	—	—	—	—	(5.1)	—	(5.1)	0.2	(4.9)
Restricted stock issued and related tax withholdings	0.8	—	(20.1)	—	—	—	(20.1)	—	(20.1)
Share based compensation	—	—	31.5	—	—	—	31.5	—	31.5
Treasury stock purchases	(0.1)	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Dividend declared	—	—	—	(40.0)	—	—	(40.0)	—	(40.0)
Noncontrolling interest	—	—	—	—	—	—	—	43.0	43.0
Balances at September 30, 2013	52.2	0.5	1,410.7	(435.9)	(38.5)	(39.8)	897.0	43.1	940.1
Net income	—	—	—	214.1	—	—	214.1	0.4	214.5
Other comprehensive loss, net of tax	—	—	—	—	(24.6)	—	(24.6)	(0.1)	(24.7)
Restricted stock issued and related tax withholdings	0.6	—	(25.0)	—	—	—	(25.0)	—	(25.0)
Share based compensation	—	—	47.7	—	—	—	47.7	—	47.7
Treasury stock purchases	(0.1)	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Dividend declared	—	—	—	(61.3)	—	—	(61.3)	—	(61.3)
Balances at September 30, 2014	52.7	0.5	1,433.4	(283.1)	(63.1)	(44.3)	1,043.4	43.4	1,086.8
Net income	—	—	—	148.9	—	—	148.9	0.5	149.4
Other comprehensive loss, net of tax	—	—	—	—	(137.0)	—	(137.0)	(0.2)	(137.2)
Common stock issuance	6.5	0.1	585.9	—	—	—	586.0	—	586.0
Restricted stock issued and related tax withholdings	0.4	—	(15.4)	—	—	—	(15.4)	—	(15.4)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Treasury stock purchases	(0.2)	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividend declared	—	—	—	(71.3)	—	—	(71.3)	—	(71.3)
Balances at September 30, 2015	59.4	$0.6	$2,033.6	$(205.5)	$(200.1)	$(65.5)	$1,563.1	$43.7	$1,606.8
See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended September 30, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$149.4	$214.5	$(55.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	87.8	81.7	77.8
Depreciation	82.2	75.9	62.1
Share based compensation	47.6	46.8	43.9
Non-cash inventory adjustment from acquisitions	21.7	—	31.0
Non-cash restructuring and related charges	19.1	9.2	23.2
Amortization of debt issuance costs	12.6	12.8	13.2
Write off of debt issuance costs on retired debt	11.2	6.4	21.6
Non-cash debt accretion	3.0	3.1	2.5
Write off unamortized discount (premium) on retired debt	1.7	2.8	(5.2)
Note retirement tender, call premium and related costs	—	—	111.3
Deferred tax expense (benefit)	(4.6)	1.9	(21.6)
Changes in operating assets and liabilities, net of effects of acquisitions:	.
Receivables	93.4	32.5	(62.3)
Inventories	(54.5)	10.6	(2.7)
Prepaid expenses and other current assets	(3.1)	(0.6)	(4.3)
Accounts payable and accrued liabilities	48.7	(36.5)	(0.8)
Other	(71.9)	(28.4)	22.1
Net cash provided by operating activities	444.3	432.7	256.5
Cash flows from investing activities
Purchases of property, plant and equipment	(89.1)	(73.3)	(82.0)
Business acquisitions, net of cash acquired	(1,191.1)	(27.6)	(1,399.8)
Proceeds from sales of property, plant and equipment	1.4	9.2	0.2
Other investing activities	(0.9)	(1.8)	(1.4)
Net cash used by investing activities	(1,279.7)	(93.5)	(1,483.0)
Cash flows from financing activities
Proceeds from issuance of debt	3,281.4	524.2	3,038.2
Payment of debt	(2,793.1)	(770.9)	(1,633.7)
Payment of debt issuance costs	(38.1)	(5.4)	(60.9)
Payment of cash dividends	(70.7)	(61.9)	(40.1)
Proceeds from issuance of common stock, net of issuance costs	562.7	—	—
Treasury stock purchases	(21.2)	(4.5)	(3.2)
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	(25.0)	(20.1)
Net cash provided (used) by financing activities	918.4	(343.5)	1,280.2
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(2.5)	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(27.2)	(8.3)	(2.6)
Net increase (decrease) in cash and cash equivalents	53.3	(12.6)	49.2
Cash and cash equivalents, beginning of period	194.6	207.2	158.0
Cash and cash equivalents, end of period	$247.9	$194.6	$207.2
Supplemental disclosure of cash flow information
Cash paid for interest	$250.3	$178.7	$336.8
Cash paid for taxes	$54.4	$80.7	$49.6
Non cash financing activity
Assumption of AAG debt	$540.0	$—	$—

See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Financial Position

September 30, 2015 and 2014

(in millions)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$247.9	$192.9
Trade receivables, net	498.8	439.0
Other receivables	87.9	76.3
Inventories	780.8	624.5
Prepaid expenses and other current assets	116.8	100.2
Total current assets	1,732.2	1,432.9
Property, plant and equipment, net	507.1	428.9
Deferred charges and other	101.6	88.4
Goodwill	2,476.7	1,469.6
Intangible assets, net	2,480.3	2,091.5
Total assets	$7,297.9	$5,511.3
Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt	$68.5	$112.6
Accounts payable	620.6	519.7
Accrued wages and salaries	96.5	88.1
Accrued interest	63.3	35.4
Other current liabilities	216.5	174.8
Total current liabilities	1,065.4	930.6
Long-term debt, net of current portion	3,937.2	2,894.1
Deferred income taxes	607.0	513.2
Other long-term liabilities	115.5	103.2
Total liabilities	5,725.1	4,441.1
Commitments and contingencies (See Note 17)
Shareholder's equity:
Other capital	1,969.9	1,413.8
Accumulated deficit	(246.7)	(330.0)
Accumulated other comprehensive loss, net of tax	(200.1)	(63.1)
Total shareholder's equity	1,523.1	1,020.7
Noncontrolling interest	49.7	49.5
Total equity	1,572.8	1,070.2
Total liabilities and equity	$7,297.9	$5,511.3

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Operations

Years ended September 30, 2015, 2014 and 2013

(in millions, except per share figures)

	2015	2014	2013
Net sales	$4,690.4	$4,429.1	$	$ 4,085.6
Cost of goods sold	3,018.0	2,856.5		2,685.3
Restructuring and related charges	2.1	3.7		10.0
Gross profit	1,670.3	1,568.9		1,390.3
Operating expenses:
Selling	720.7	678.2		637.0
General and administrative	332.4	319.0		284.7
Research and development	51.3	47.9		43.3
Acquisition and integration related charges	58.8	20.1		48.4
Restructuring and related charges	26.6	19.2		24.0
Total operating expenses	1,189.8	1,084.4		1,037.4
Operating income	480.5	484.5		352.9
Interest expense	271.9	202.1		369.5
Other non-operating expense, net	8.9	6.3		3.5
Income (loss) from operations before income taxes	199.7	276.1		(20.1)
Income tax expense	43.9	59.0		27.4
Net income (loss)	155.8	217.1		(47.5)
Net income (loss) attributable to non-controlling interest	0.4	0.3		(0.1)
Net income (loss) attributable to controlling interest	$155.4	$216.8		$(47.4)

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Comprehensive Income

Years ended September 30, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
Net income (loss)	$155.8	$217.1	$(47.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(113.0)	(32.5)	(6.6)
Unrealized (loss) gain on hedging derivatives, net tax of $3.0, $4.2 and $(0.4), respectively	(13.2)	11.5	(2.5)
Defined benefit pension (loss) gain, net tax of $0.5, $(1.6) and $5.2, respectively	(11.0)	(3.6)	4.2
Other comprehensive loss, net of tax	(137.2)	(24.6)	(4.9)
Comprehensive income (loss)	18.6	192.5	(52.4)
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	0.4	0.1
Comprehensive income (loss) attributable to controlling interest	$18.8	$192.1	$(52.5)

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Shareholder’s Equity

Years ended September 30, 2015, 2014 and 2013

(in millions)

			Accumulated
			Other	Total	Non-
	Other	Accumulated	Comprehensive	Shareholder's	controlling
	Capital	Deficit	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2012	$1,359.9	$(333.8)	$(33.4)	$992.7	$—	$992.7
Net loss	—	(47.4)	—	(47.4)	(0.1)	(47.5)
Other comprehensive loss, net of tax	—	—	(5.1)	(5.1)	0.2	(4.9)
Contribution from parent	28.6	—	—	28.6	—	28.6
Restricted stock issued and related tax withholdings	(20.1)	—	—	(20.1)	—	(20.1)
Share based compensation	30.8	—	—	30.8	—	30.8
Dividends declared	—	(88.7)	—	(88.7)	—	(88.7)
Parent ownership interest - Shaser	(6.1)	—	—	(6.1)	—	(6.1)
Noncontrolling interest	—	—	—	—	49.1	49.1
Balances at September 30, 2013	1,393.1	(469.9)	(38.5)	884.7	49.2	933.9
Net income	—	216.8	—	216.8	0.3	217.1
Other comprehensive loss, net of tax	—	—	(24.6)	(24.6)	—	(24.6)
Restricted stock issued and related tax withholdings	(25.0)	—	—	(25.0)	—	(25.0)
Share based compensation	45.7	—	—	45.7	—	45.7
Dividends declared	—	(76.9)	—	(76.9)	—	(76.9)
Balances at September 30, 2014	1,413.8	(330.0)	(63.1)	1,020.7	49.5	1,070.2
Net income	—	155.4	—	155.4	0.4	155.8
Other comprehensive loss, net of tax	—	—	(137.0)	(137.0)	(0.2)	(137.2)
Contribution from parent	570.6	—	—	570.6	—	570.6
Restricted stock issued and related tax withholdings	(38.4)	—	—	(38.4)	—	(38.4)
Share based compensation	23.9	—	—	23.9	—	23.9
Dividends declared	—	(72.1)	—	(72.1)	—	(72.1)
Balances at September 30, 2015	$1,969.9	$(246.7)	$(200.1)	$1,523.1	$49.7	$1,572.8

See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Cash Flows

Years ended September 30, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$155.8	$217.1	$(47.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	87.8	81.7	77.8
Depreciation	82.2	75.9	62.1
Share based compensation	41.8	44.9	43.1
Non-cash inventory adjustment from acquisitions	21.7	—	31.0
Non-cash restructuring and related charges	19.1	9.2	23.2
Amortization of debt issuance costs	12.6	12.8	13.2
Write off of debt issuance costs on retired debt	11.2	6.4	21.6
Non-cash debt accretion	3.0	3.1	2.5
Write off unamortized discount (premium) on retired debt	1.7	2.8	(5.2)
Note retirement tender, call premium and related costs	—	—	111.3
Deferred tax expense (benefit)	(4.6)	1.9	(21.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	93.4	32.5	(62.3)
Inventories	(54.5)	10.6	(2.7)
Prepaid expenses and other	(3.1)	0.7	(3.7)
Accounts payable and accrued liabilities	48.7	(35.9)	(0.6)
Other	(75.0)	(29.0)	16.0
Net cash provided by operating activities	441.8	434.7	258.2
Cash flows from investing activities
Purchases of property, plant and equipment	(89.1)	(73.3)	(82.0)
Business acquisitions, net of cash acquired	(1,191.1)	(27.6)	(1,393.6)
Proceeds from sales of property, plant and equipment	1.4	9.2	0.2
Other investing activities	(0.9)	(1.8)	(1.3)
Net cash used by investing activities	(1,279.7)	(93.5)	(1,476.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	540.1	3,038.2
Payment of debt	(2,813.2)	(770.9)	(1,633.7)
Payment of debt issuance costs	(38.1)	(5.4)	(60.9)
Payment of cash dividends to parent	(72.1)	(77.0)	(88.7)
Capital contribution from parent	528.3	—	28.6
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	(25.0)	(20.1)
Net cash provided (used) by financing activities	922.6	(338.2)	1,263.4
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(2.5)	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	(27.2)	(8.3)	(2.6)
Net increase (decrease) in cash and cash equivalents	55.0	(5.3)	40.4
Cash and cash equivalents, beginning of period	192.9	198.2	157.8
Cash and cash equivalents, end of period	$247.9	$192.9	$198.2
Supplemental disclosure of cash flow information
Cash paid for interest	$250.3	$178.7	$336.8
Cash paid for taxes	$54.4	80.7	49.6
Non cash financing activity
Assumption of AAG debt	$540.0	$—	$—

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”).  The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”  SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH.  SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company.  See Note 9 “Debt” of Notes to the Consolidated Financial Statements for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America, Europe, Middle East & Africa (“MEA”), Latin America and Asia-Pacific regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals.  We enjoy strong name recognition in our regions under our various brands and patented technologies.  Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care.  We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances, (ii) Global Pet Supplies, (iii) Home and Garden, (iv) Hardware & Home Improvement and (v) Global Auto Care.  Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment.  See Note 18, “Segment Information” of Notes to the Consolidated Financial Statements for more information pertaining to segments.  The following table summarizes the respective product types, brands, and regions for each of the reporting segments:

Segment	Products	Brands	Regions
Global Batteries & Appliances

Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: small kitchen and home appliances.
Personal care: electric shaving and grooming products, hair care appliances and accessories.

		Consumer batteries: Rayovac, VARTA. Small appliances: Black & Decker, George Foreman, Russell Hobbs, Juiceman, Breadman, and Toastmaster. Personal care: Remington.	North America Europe/MEA Latin America Asia-Pacific
Hardware & Home Improvement

Hardware and home improvement: Residential locksets and door hardware including hinges, security hardware, screen and storm door products, garage hardware, window hardware and floor protection; commercial doors, locks, and hardware; kitchen, bath and shower faucets and plumbing products.

		Hardware and home improvement: Kwikset, Weiser, Baldwin, National Hardware, Stanley, Tell, Pfister.	North America Europe/MEA Latin America Asia-Pacific
Global Pet Supplies	Pet supplies: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products; aquariums and aquatic health supplies.	Pet Supplies: 8-in-1, Dingo, Nature's Miracle, Wild Harvest, Littermaid, Tetra, Marineland, Whisper, Jungle, Instant Ocean, FURminator, IAMS, Eukanuba, Healthy-Hide, Digest-eeze.	North America Europe/MEA Latin America Asia-Pacific
Home and Garden	Home and garden: Household insecticides; insect and animal repellent products; insect and weed control solutions.	Home and garden: Cutter, Repel, Spectracide, Garden Safe, Liquid Fence, Hot Shot, Black Flag.	North America Latin America
Global Auto Care(1)	Auto care: Aftermarket appearance products; performance chemicals & additives; do-it-yourself air conditioner recharge products.	Auto care: Armor All, STP, A/C PRO.	North America Europe/MEA Latin America Asia-Pacific
(1)	On May 21, 2015, the Company acquired Armored AutoGroup Parent, Inc. (“AAG”). For more information pertaining to the AAG acquisition, see Note 3, “Acquisitions.”

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices

Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). All intercompany transactions have been eliminated.

The Company’s fiscal year ends on September 30.  Throughout the year, the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday.  The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30.  For the year ended September 30, 2015, the fiscal quarters were comprised of the three months ended December 28, 2014, and March 29, June 28 and September 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary instruments purchased with original maturities of three months or less from date of purchase to be cash equivalents.

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer.  The allowance for uncollectible receivables as of September 30, 2015 and 2014 was $44.0 million and $48.6 million, respectively.  The following is a rollforward of the allowance for the years ended September 30, 2015, 2014 and 2013:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2015	$48.6	$6.0	$(6.3)	$(4.3)	$44.0
September 30, 2014	$37.4	$7.4	$(2.4)	$6.2	$48.6
September 30, 2013	$21.9	$15.5	$-	$-	$37.4

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented 15%,  16% and 18% of the Company’s Net Sales during years ended September 30, 2015, 2014 and 2013, respectively. This major customer also represented 16% and 14% of the Company’s Trade Receivables as of September 30, 2015 and 2014, respectively.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method.  See Note 6, “Inventory” for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense.  The Company uses accelerated depreciation methods for income tax purposes.  Useful lives for property, plant and equipment are as follows:

Asset Type	Range
Buildings and improvements	20 - 40 years
Machinery and equipment	2 - 15 years

Expenditures which substantially increase value or extend useful lives are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.  If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists.  The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

See Note 7, “Property, plant and equipment” for further detail.

Goodwill

Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired.  Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit; our reporting units are consistent with our segments (See Note 18, “Segment Information” for further discussion).  The Company performs its annual impairment test in the fourth quarter of its fiscal year.

Impairment of goodwill is evaluated using a two-step approach.  In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill.  In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues,  expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables.  We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, step two is performed.  For step two, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than its carrying value, an impairment loss would be recognized equal to that excess.  The fair values of the Global Batteries & Appliances, Hardware and Home Improvement, Global Pet Supplies and Home & Garden reporting units exceeded their carrying values by 54%,  38%,  29% and 66%, respectively.  As a result, a step two analysis was not required and there were no reporting units that were deemed at risk of impairment.

As a result of the AAG acquisition in the third quarter of the year ended September 30, 2015, a new reporting unit and segment was established, Global Auto Care.  Due to the recent closing of the acquisition and the measurement of the net assets acquired at fair value in acquisition accounting, a qualitative assessment of the carrying value of goodwill was performed for this reporting unit.  This included evaluation of factors such as macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and reporting unit factors, among others.  Based on its qualitative assessment, management concluded that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount, and a  quantitative impairment test of the acquired goodwill for Global Auto Care was not deemed necessary.

See Note 8 “Goodwill and Intangible Assets” for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	4 - 18 years	11.1 years
Tradenames	8 - 17 years	16.2 years

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable.  If indicators of potential impairment are identified, the Company performs undiscounted cash flow analysis to determine if impairment exists.  The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  There were no triggering events identified during the years ended September 30, 2015, 2014 and 2013 that necessitated an impairment test over definite-lived intangible assets.

Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified.  The Company performs its annual impairment test in the fourth quarter of its fiscal year.  Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists.  If the fair value is less than the carrying value, an impairment loss is recorded for the excess.  The fair value of indefinite-lived intangible assets is determined using an income approach, the relief from royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others.  The fair value of our indefinite life tradenames exceeded their carrying values as of the date of our latest annual impairment testing and there was no impairment of our indefinite lived intangible assets for the years ended September 30, 2015, 2014 and 2013.

See Note 8 “Goodwill and Intangible Assets” for further detail.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.  Debt issuance costs were $65.1 million and $51.1 million as of September 30, 2015 and 2014, respectively, and are included in Deferred Charges and Other Assets in the Consolidated Statements of Financial Position.  Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Operations.

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position.  When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge.  Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized.   Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings.  See Note 11, “Derivatives” for further detail.

Treasury Stock

Treasury stock purchases are stated at cost and presented as a separate reduction of shareholders’ equity.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company enters into promotional arrangements, primarily with retail customers, that entitle such retailers to earn cash rebates from the Company.  These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of Net Sales.

The Company enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net Sales or an increase in Cost of Goods Sold, based on the type of promotional program.  The Company monitors its commitments under all promotion arrangements and uses various measures, including past experience, to estimate the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Capitalized slotting payments are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets and related amortization is treated as a reduction in Net Sales.

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.  Shipping and handling costs was $272.9 million, $260.3 million and $246.1 million during the years ended September 30, 2015, 2014 and 2013, respectively.  Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Operations

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred.  The Company incurred advertising costs of $35.0 million, $21.4 million and $23.0 million during the years ended September 30, 2015, 2014 and 2013, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Operations.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and Related Charges

Restructuring charges include, but are not limited to, the costs of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits, impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities.

Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of the restructuring initiative.  Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented.  See Note 4, “Restructuring and Related Charges” for further detail.

Acquisition and Integration Related Charges

Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity.  See Note 3, “Acquisitions” for further detail.

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

See Note 13, “Income Taxes” for further detail.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term investment nature.  See Note 16, “Accumulated Other Comprehensive Income” for further detail.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions were $9.6 million, $6.8 million, and $9.4 million for the years ended September 30, 2015, 2014 and 2013, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

Armored AutoGroup

On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categorizes, respectively, and the A/C PRO brand of do-it-yourself automotive air conditioner recharge products.  The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Operations and reported as a separate segment under Global Auto Care for the year ended September 30, 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 21, 2015 acquisition date.  The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce,  including an experienced research team.  The calculation of purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$929.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$30.9
Receivables	156.1
Inventories	84.2
Prepaid expenses and other current assets	8.2
Property, plant and equipment, net	38.3
Goodwill	972.1
Intangible assets	418.0
Deferred charges and other	16.5
Accounts payable and accrued liabilities	(116.1)
Long-term debt	(540.0)
Other long term liabilities	(138.9)
Net assets acquired	$929.3

The purchase price allocation resulted in goodwill of $972.1 million of which $4.9 million is deductible for tax purposes.  Due to expected synergies in sales of legacy Spectrum branded products through new distribution channels, the Company has allocated $38.9 million of the acquired goodwill to its Global Batteries and Appliances segment.  The remaining $933.2 million of goodwill is allocated to the Global Auto Care segment.  The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$295.0	Indefinite
Technology	41.0	10
Licensing agreements	19.0	10
Customer relationships	63.0	15
Total intangibles acquired	$418.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the May 21, 2015 acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, residual goodwill and income taxes.  The following is a summary of significant inputs to the valuation:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory.  Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•	Property, plant and equipment – The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations.  The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Licensing Agreements – The Company valued licensing agreements using the income approach.  Under this method, the asset value was determined by estimating the revenue stream over the implied life of the agreements.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method.  In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.  The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value.  Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.0% to 12.1%.  The Company assumed a customer retention rate of approximately 95.0%, which is supported by historical retention rates.  Income taxes were estimated at 38% and amounts were discounted using a rate of 9.5%.

The following unaudited pro forma combined financial information presents the Company’s pro forma results for the years ended September 30, 2015 and 2014 had the results of AAG been combined as of October 1, 2013:

	2015	2014
(in millions)	(Unaudited)	(Unaudited)
Pro forma net sales	$4,966.2	$4,872.4
Pro forma net income	$217.3	$235.5

The 2015 unaudited pro forma combined financial results exclude (1) a non-recurring interest expense of $35.7 million related to the extinguishment of AAG debt recognized in connection with the acquisition, (2) $47.3 million of acquisition and integration related charges incurred as a result of the acquisition (3) $18.8 million of non-recurring expense related to the fair value adjustment to acquisition date inventory and (4) $10.4 million of accelerated share based compensation costs incurred as a result of the acquisition.

Salix

On January 16, 2015, the Company completed the acquisition of Salix, a  vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.  The results of Salix’s operations since January 16, 2015 are included in the Company’s Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the year ended September 30, 2015.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 16, 2015 acquisition date.  The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team.  The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$146.8
Contingent consideration	1.5
Total purchase price	$148.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$0.5
Receivables	10.7
Inventories	17.0
Prepaid expenses and other current assets	2.5
Property, plant and equipment, net	1.2
Goodwill	71.5
Intangible assets	55.5
Accounts payable and accrued liabilities	(8.5)
Other long term liabilities	(2.1)
Net assets acquired	$148.3

The purchase price allocation resulted in goodwill of $71.5 million of which $24.7 million is deductible for tax purposes.  Goodwill was allocated to the Global Pet Supplies segment.  The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$17.0	Indefinite
Definite-lived tradenames	1.0	13
Technology	2.1	17
Customer relationships	35.4	13
Total intangibles acquired	$55.5

The fair values were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the January 16, 2015 acquisition date).  The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames, customer relationships and non-compete agreement.  A summary of the significant inputs to the valuation is as follows:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory.  Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•

Property, plant and equipment – The cost approach was utilized to estimate the fair value of approximately 98% of the property, plant and equipment.  The sales comparison approach was used to estimate the fair value of the remaining 2% of the property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Technology – The Company valued technology using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations.  The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method.  In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.  The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value.  Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0% to 12.1%.  The Company assumed a customer retention rate of approximately 92.5%, which is supported by historical retention rates.  Income taxes were estimated at 38% and amounts were discounted using a rate of 12% to 13%.

•

Non-compete agreement – The Company valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place.  The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.

The Salix acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

European IAMS and Eukanuba

On December 31, 2014, the Company completed the acquisition of European IAMS and Eukanuba, leading premium brands for dogs and cats.  The results of European IAMS and Eukanuba’s operations since December 31, 2014 are included in the Company’s Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the year ended September 30, 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the December 31, 2014 acquisition date.  The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team.  The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$115.7

(in millions)	Purchase Price Allocation
Inventories	$16.3
Prepaid expenses and other current assets	2.9
Property, plant and equipment, net	58.3
Goodwill	4.0
Intangible assets	39.6
Accounts payable and accrued liabilities	(2.7)
Other long term liabilities	(2.7)
Net assets acquired	$115.7

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation resulted in goodwill of $4.0 million which is not deductible for tax purposes.  Goodwill was allocated to the Global Pet Supplies segment.  The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$25.5	Indefinite
Technology	3.6	8
Customer relationships	10.5	15
Total intangibles acquired	$39.6

The fair values were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the December 31, 2014 acquisition date).  The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames, technology and customer relationships.  The following is a summary of significant inputs to the valuation:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials inventory.  Work-in-process and finished goods inventory were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•	Property, plant and equipment – The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations.  The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method.  In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.  The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value.  Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0% to 5.6%.  The Company assumed a customer retention rate of approximately 90% to 100%, which was supported by historical retention rates.  Income taxes were estimated at 25% and amounts were discounted using a rate of 12.5%.

The European IAMS and Eukanuba acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

Tell Manufacturing

On October 1, 2014, the Company completed the acquisition of Tell, a leading manufacturer and distributor of commercial doors, locks, and hardware.  The results of Tell’s operations since October 1, 2014 are included in the Company’s Consolidated Statements of Operations and as part of the Hardware and Home Improvement segment for the year ended September 30, 2015.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 1, 2014 acquisition date.  The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team.  The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$30.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$1.1
Receivables	6.0
Inventories	7.2
Prepaid expenses and other current assets	0.6
Property, plant and equipment, net	1.5
Goodwill	7.1
Intangible assets	12.5
Accounts payable and accrued liabilities	(5.7)
Net assets acquired	$30.3

The purchase price allocation resulted in goodwill of $7.1 million which is deductible for tax purposes.  Goodwill was allocated to the Hardware and Home Improvement segment.  The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$4.0	Indefinite
Customer relationships	8.5	13
Total intangibles acquired	$12.5

The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames and customer relationships.  The following is a summary of significant inputs to the valuation:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials inventory.  Finished goods were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•

Property, plant and equipment – The cost approach was used to estimate the fair value of approximately 97% of the property, plant and equipment.  The sales comparison approach was utilized to estimate the fair value of the remaining 3% of the property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method.  In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges.  The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value.  Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.5% to 7.1%.  The Company assumed a customer retention rate of approximately 90%, which was supported by historical retention rates.  Income taxes were estimated at 38% and amounts were discounted using a rate of 20%.

The Tell Manufacturing acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquid Fence

On January 2, 2014, the Company completed the acquisition of Liquid Fence, a producer of animal repellents. The results of Liquid Fence’s operations since January 2, 2014 are included in the Company’s Consolidated Statements of Operations and as part of the Home and Garden segment for the years ended September 30, 2015 and 2014.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 2, 2014 acquisition date.  The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team.  The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$24.8
Promissory note	9.5
Contingent consideration	1.5
Total purchase price	$35.8

(in millions)	Purchase Price Allocation
Cash	$0.1
Accounts receivable	1.1
Inventories	2.1
Property, plant and equipment, net	0.1
Goodwill	7.1
Intangible assets	26.9
Accounts payable and accrued liabilities	(1.6)
Total assets acquired	$35.8

The purchase price included a promissory note to sellers and contingent consideration related to additional payments that may be made to the selling company subsequent to the acquisition date.  The promissory note was due in four semi-annual installments over 24 months from the close of the transaction, and was paid in full during the year ended September 30, 2015.  The contingent consideration is calculated based upon the probability weighted present value of expected payments based upon the achievement of specific revenue milestones through both January 1, 2015 and January 1, 2016.  A contingent liability of $1.5 million was also recognized for the projected payments.  The purchase price allocation resulted in goodwill of $7.1 million which is deductible for tax purposes.  Goodwill was allocated to the Home & Garden segment.  The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$5.1	Indefinite
Technology	20.5	17
Customer relationships	1.3	15
Total intangibles acquired	$26.9

The Company performed a valuation of the acquired tradenames, technology and customer relationships.  The following is a summary of significant inputs to the valuation:

•

Tradenames – The Company valued the tradename using an income approach, the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned.  Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and tradenames, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and tradenames.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Technology – The Company valued the technology assets related to formulas and processes using an income approach, the excess earnings method.  Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges.  In estimating the fair value of the technology, net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets.  The forecasted technology earnings were discounted to present value to arrive at the fair value.  The useful life was determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated.

•

Customer relationships – The Company valued customer relationships using the distributor approach.  Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes (“EBIT”) that a comparable distributor would earn, further adjusted for contributory asset charges.  In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows.

The Liquid Fence acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Armored AutoGroup	$21.8	$—	$—
Salix	10.7	—	—
HHI Business	12.0	11.0	36.9
European IAMS and Eukanuba	9.3	—	—
Tell	1.9	—	—
Liquid Fence	1.5	3.5	—
Other	1.6	5.6	11.5
Total acquisition and integration related charges	$58.8	$20.1	$48.4

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

The following table summarizes the restructuring and related charges for the years ended September 30, 2015, 2014, and 2013:

(in millions)	2015	2014	2013
HHI business rationalization initiatives	$10.3	$4.5	$—
Global expense rationalization initiatives	17.1	13.4	11.3
Global cost reduction initiatives	1.2	1.3	16.4
Other restructuring activities	0.1	3.7	6.3
Total restructuring and related charges	$28.7	$22.9	$34.0
Reported as:
Cost of goods sold	$2.1	$3.7	$10.0
Operating expense	26.6	19.2	24.0

HHI Business Rationalization Initiatives

During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global Hardware & Home Improvement operations.  Total costs associated with these initiatives are expected to be approximately $15 million, and are anticipated to be incurred through September 30, 2016.  The following is a summary of costs incurred for the years ended September 30, 2015 and 2014 by type and cumulative costs incurred through September 30, 2015.  All costs reflected are within the Hardware and Home Improvement segment.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Termination	Other
(in millions)	Benefits	Costs	Total
Cost of Goods Sold:
For the year ended September 30, 2015	$—	$1.3	$1.3
Operating Expenses:
For the year ended September 30, 2015	(1.5)	10.5	9.0
For the year ended September 30, 2014	4.5	—	4.5
Cumulative costs through September 30, 2015	3.0	11.8	14.8

The following is a rollforward of the restructuring accrual related to the HHI business rationalization initiative for 2015 and 2014.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2013	$—	$—	$—
Provisions	4.5	—	4.5
Cash expenditures	—	—	—
Accrual balance at September 30, 2014	4.5	—	4.5
Provisions (adjustments)	(0.9)	1.5	0.6
Cash expenditures	(1.5)	—	(1.5)
Non-cash items	(0.8)	—	(0.8)
Accrual balance at September 30, 2015	$1.3	$1.5	$2.8

During the year ended September 30, 2015, the Company recognized $(0.6) million and $10.3 million of termination and other costs related to this initiative as paid.

Global Expense Rationalization Initiatives

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the Global Batteries & Appliances and the Global Pet Supplies segments, and within Corporate. Total costs associated with these initiatives are expected to be approximately $46 million, and are anticipated to be incurred through September 30, 2018.  The following summarizes costs incurred for the years ended September 30, 2015, 2014, and 2013 by type and cumulative costs incurred through September 30, 2015.

	Termination	Other
(in millions)	Benefits	Costs	Total
Cost of Goods Sold:
For the year ended September 30, 2015	$0.4	$—	$0.4
For the year ended September 30, 2014	1.0	—	1.0
For the year ended September 30, 2013	—	—	—
Operating Expenses:
For the year ended September 30, 2015	8.0	8.7	16.7
For the year ended September 30, 2014	5.5	6.9	12.4
For the year ended September 30, 2013	10.2	1.1	11.3
Cumulative costs through September 30, 2015	25.1	16.7	41.8

The following summarizes the costs incurred for the years ended September 30, 2015, 2014 and 2013, the cumulative amount incurred to date and total future expected costs to be incurred related to this initiative by reporting segment.

	Global
	Batteries &	Global Pet
(in millions)	Appliances	Supplies	Corporate	Total
Restructuring and related charges:
For the year ended September 30, 2015	$8.1	$8.7	$0.3	$17.1
For the year ended September 30, 2014	11.1	1.8	0.5	13.4
For the year ended September 30, 2013	10.0	—	1.3	11.3
Cumulative costs through September 30, 2015	29.2	10.5	2.1	41.8
Future costs to be incurred	1.2	2.7	—	3.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of the restructuring accrual related to the global expense rationalization initiative for 2015 and 2014.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2013	$7.3	$-	$7.3
Provisions	3.5	1.5	5.0
Cash expenditures	(7.0)	-	(7.0)
Non-cash items	0.3	(0.1)	0.2
Accrual balance at September 30, 2014	4.1	1.4	5.5
Provisions	5.9	2.4	8.3
Cash expenditures	(7.0)	(1.5)	(8.5)
Non-cash items	(0.2)	—	(0.2)
Accrual balance at September 30, 2015	$2.8	$2.3	$5.1

During the year ended September 30, 2015, the Company recognized $2.5 million and $6.3 million of termination and other costs, respectively, as they were paid.  During the year ended September 30, 2014, the Company recognized $3.0 million and $5.4 million of termination benefits and other costs, respectively, as they were paid.

Global Cost Reduction Initiatives

During the year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances, Global Pet Supplies and Home and Garden segments to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure. These initiatives included headcount reductions and the exit of certain facilities within each of these segments as well as consultation, legal and accounting fees related to the evaluation of the Company’s capital structure all of which were completed during the year ended September 30, 2015.  The following summarizes costs incurred for the years ended September 30, 2015, 2014 and 2013 by type and cumulative costs incurred through September 30, 2015.

	Termination	Other
(in millions)	Benefits	Costs	Total
Cost of Goods Sold:
For the year ended September 30, 2015	$—	$0.4	$0.4
For the year ended September 30, 2014	—	0.1	0.1
For the year ended September 30, 2013	0.2	3.3	3.5
Operating Expenses:
For the year ended September 30, 2015	0.1	0.7	0.8
For the year ended September 30, 2014	0.2	1.0	1.2
For the year ended September 30, 2013	6.4	6.5	12.9
Cumulative costs through September 30, 2015	38.4	63.4	101.8

The following summarizes the costs incurred for the years ended September 30, 2015, 2014 and 2013, and the cumulative amount incurred through September 30, 2015 by reporting segment.

	Global
	Batteries &	Global Pet	Home and
(in millions)	Appliances	Supplies	Garden	Corporate	Total
Restructuring and related charges:
For the year ended September 30, 2015	$0.4	0.8	$—	$—	$1.2
For the year ended September 30, 2014	0.1	1.2	—	—	1.3
For the year ended September 30, 2013	4.6	11.2	0.6	—	16.4
Cumulative costs as of September 30, 2015	25.8	50.2	18.2	7.6	101.8

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a rollforward of the restructuring accrual related to the global cost reduction initiative for 2015 and 2014.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2013	$4.9	$0.4	$5.3
Provisions	0.2	-	0.2
Cash expenditures	(3.5)	(0.7)	(4.2)
Non-cash items	(0.3)	0.5	0.2
Accrual balance at September 30, 2014	1.3	0.2	1.5
Provisions	0.1	—	0.1
Cash expenditures	(1.0)	(0.2)	(1.2)
Non-cash items	(0.2)	0.1	(0.1)
Accrual balance at September 30, 2015	$0.2	$0.1	$0.3

During the year ended September 30, 2015, the Company recognized $1.1 million of other costs related to this initiative as they were paid.  During the year ended September 30, 2014, the Company recognized $1.1 million of other costs related to this initiative as they were paid.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absent of market data.  Fair value measurements are classified under the following hierarchy:

•	Level 1 - Unadjusted quoted prices for identical instruments in active markets.
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.

The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2).  The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.  The fair values of derivative instruments as of September 30, 2015 and 2014 are as follows (See Note 11, “Derivatives” for additional detail):

	2015		2014
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$6.0	$6.0	$14.7	$14.7
Derivative Liabilities	$9.8	$9.8	$2.1	$2.1

The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.  The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values for debt as of September 30, 2015 and 2014 are as follows:

	2015		2014
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - Spectrum Brands Holdings, Inc.	$3,971.0	$4,085.8	$2,990.8	$3,061.5
Total debt - SB/RH Holdings, LLC	$4,005.7	$4,120.5	$3,006.7	$3,077.4

The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2).

NOTE 6 - INVENTORY

Inventories as of September 30, 2015 and 2014 consist of the following:

(in millions)	2015	2014
Raw materials	$132.4	$104.1
Work-in-process	37.9	35.3
Finished goods	610.5	485.1
	$780.8	$624.5

NOTE 7 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2015 and 2014 consist of the following:

(in millions)	2015	2014
Land, buildings and improvements	$190.9	$159.8
Machinery, equipment and other	491.9	402.9
Capitalized leases	97.3	98.5
Construction in progress	51.8	32.2
Property, plant and equipment	$831.9	$693.4
Accumulated depreciation	(324.8)	(264.5)
Property, plant and equipment, net	$507.1	$428.9

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reporting segment was as follows:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and	Global
(in millions)	Appliances	Improvement	Supplies	Garden	Auto Care	Total
Balance, as of September 30, 2013	$333.5	$714.7	$239.1	$189.4	$—	$1,476.7
Liquid Fence acquisition	—	—	—	7.1	—	7.1
Adjustments	—	3.5	—	—	—	3.5
Foreign currency impact	(6.1)	(8.4)	(3.2)	—	—	(17.7)
Balance, as of September 30, 2014	327.4	709.8	235.9	196.5	—	1,469.6
AAG acquisition	38.9	—	—	—	933.2	972.1
European IAMS and Eukanuba acquisition	—	—	4.0	—	—	4.0
Salix acquisition	—	—	71.5	—	—	71.5
Tell Manufacturing acquisition	—	7.1	—	—	—	7.1
Foreign currency impact	(17.8)	(17.4)	(11.8)	—	(0.6)	(47.6)
Balance, as of September 30, 2015	$348.5	$699.5	$299.6	$196.5	$932.6	$2,476.7

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Definite-lived intangible assets as of September 30, 2015 and 2014 consist of the following:

	2015			2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$985.2	$(247.4)	$737.8	$877.2	$(204.6)	$672.6
Technology assets	238.6	(78.1)	160.5	192.2	(57.6)	134.6
Tradenames	165.4	(73.7)	91.7	171.0	(61.0)	110.0
Total	$1,389.2	$(399.2)	$990.0	$1,240.4	$(323.2)	$917.2

Certain trade names intangible assets have an indefinite life and are not amortized.  The balance of trade names not subject to amortization was $1,490.3 million and $1,174.3 million as of September 30, 2015 and 2014.  There was no impairment loss on indefinite-lived trade names for the years ended September 30, 2015, 2014 or 2013.

Amortization expense from intangible assets for the years ended September 30, 2015, 2014 and 2013 was $87.8 million, $81.7 million and $77.8 million, respectively.  Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization for each of the next five years to be the following:

(in millions)	Amortization
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

NOTE 9 - DEBT

Debt as of September 30, 2015 and 2014 consists of the following:

	Spectrum Brands Holdings, Inc.				SB/RH Holdings, LLC
	2015		2014		2015		2014
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term loan, variable rate, due June 23, 2022	$1,226.9	3.9%	$—	—%	$1,226.9	3.9%	$—	—%
Term loan, variable rate, due September 4, 2017 (Tranche A)	—	—%	648.4	3.0%	—	—%	648.4	3.0%
Term loan, variable rate, due September 4, 2019 (Tranche C)	—	—%	509.9	3.6%	—	—%	509.9	3.6%
CAD Term Loan, variable rate, due June 23, 2022	55.7	4.4%	—	—%	55.7	4.4%	—	—%
CAD Term Loan, variable rate, due December 17, 2019	—	—%	34.2	5.1%	—	—%	34.2	5.1%
Euro Term Loan, variable rate, due June 23, 2022	255.8	3.5%	—	—%	255.8	3.5%	—	—%
Euro Term Loan, variable rate, due September 4, 2019	—	—%	283.3	3.8%	—	—%	283.3	3.8%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	—	—%	1,000.0	5.8%	—	—%
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	250.0	6.1%	—	—%
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	520.0	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
6.75% Notes, due March 15, 2020	—	—%	300.0	6.8%	—	—%	300.0	6.8%
Revolver Facility, variable rate, expiring June 23, 2020	—	—%	—	—%	—	—%	—	—%
Other notes and obligations	11.2	10.2%	36.6	8.8%	45.9	4.9%	52.4	6.7%
Obligations under capital leases	88.2	5.7%	94.7	6.1%	88.2	5.7%	94.7	6.1%
Total debt	3,977.8		2,997.1		4,012.5		3,012.9
Unamortized discount on debt	(6.8)		(6.3)		(6.8)		(6.2)
Less current portion	(33.8)		(96.7)		(68.5)		(112.6)
Long-term debt, net of current portion	$3,937.2		$2,894.1		$3,937.2		$2,894.1

Debt held by SB/RH also includes a loan with SBH of $34.7 million and $15.8 million as of September 30, 2015 and 2014, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	Capital Lease Obligations	Debt	Total	Capital Lease Obligations	Debt	Total
2016	$7.2	$26.6	$33.8	$7.3	$61.4	$68.7
2017	7.1	15.4	22.5	7.0	15.4	22.4
2018	6.3	15.4	21.7	6.3	15.4	21.7
2019	5.6	15.4	21.0	5.6	15.4	21.0
2020	5.5	15.4	20.9	5.5	15.4	20.9
Thereafter	56.5	3,801.4	3,857.9	56.5	3,801.3	3,857.8
Long-term debt	$88.2	$3,889.6	$3,977.8	$88.2	$3,924.3	$4,012.5

Term Loans and Revolver Facility

On June 23, 2015, SBI entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020 (the “Revolver”).  The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020, repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The Term Loans and Revolver are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 3.0% per annum, or base rate plus 2.0% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver is subject to either adjusted LIBOR plus 3.0% per annum, or base rate plus 2.0% per annum.

Subject to certain mandatory prepayment events, the Term Loans are subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity.  The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement.  Additionally, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2015.  The Company was in compliance with all covenants as of September 30, 2015.

Pursuant to a guarantee agreement, SB/RH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents.  Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations.  The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.

The Term Loans were issued net of a $5.1 million discount, which is amortized with a corresponding charge to interest expense over the remaining life of the loans.  The Company incurred $18.5 million of debt issuance costs of which $8.1 million was capitalized as debt issuance costs and the remainder of $10.4 million was recognized as interest expense during the year ended September 30, 2015.  The Company recognized accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the then-existing Term Loans of $7.7 million.

In connection with the new Revolver Facility, the Company incurred $5.7 million of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility.  The Company recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the previous revolver facility totaling $1.1 million as an increase to interest expense during the year ended September 30, 2015.  As of September 30, 2015, the Company had aggregate borrowing availability of $467.3 million, net of outstanding letters of credit of $32.7 million.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.75% Notes

On May 20, 2015, in connection with the acquisition of the AAG Business, SBI issued $1,000 million aggregate principal amount of 5.75% Notes at par value, due July 15, 2025 (the “5.75% Notes”).  The 5.75% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

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

The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes during the year ended September 30, 2015, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.

6.125% Notes

On December 4, 2014, SBI issued $250 million aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the”6.125% Notes”).  The 6.125% Notes are guaranteed SB/RH, as well as by SBI’s existing and future domestic subsidiaries.

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

The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes during the year ended September 30, 2015, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of HHI Business, the Company assumed $520 million aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570 million aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”).  The 6.375% Notes and 6.625% Notes are unsecured and guaranteed by SB/RH, as well as by existing and future domestic restricted subsidiaries.

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

The Company recorded $12.9 million and $14.1 million of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively during the year ended September 30, 2013 which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.375% Notes and 6.625% Notes, respectively.

6.75% Notes

On June 23, 2015, SBI called the 6.75% Notes.  In connection with the call, SBI paid the trustee principal, interest and a call premium sufficient to redeem the $300 million of 6.75% Notes outstanding.  The trustee under the indenture governing the 6.75% Notes accepted those funds in trust for the benefit of the holders and has acknowledged the satisfaction and discharge of the 6.75% Notes and the indenture governing the 6.75% Notes.  On July 23, 2015, the Trustee redeemed the 6.75% Notes.  In connection with the redemption, the Company recognized $16.9 million of fees and expenses as interest expense and wrote off $4.1 million of debt issuance costs as a non-cash charge to interest expense for the year ended September 30, 2015.

NOTE 10 - LEASES

The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through July 2024.  The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2016	$39.7
2017	34.8
2018	25.2
2019	19.2
2020	12.0
Thereafter	20.6
Total minimum lease payments	$151.5

Rent expense was $36.3 million, $40.8 million and $41.8 million for the years ended September 30, 2015, 2014 and 2013, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DERIVATIVES

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

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. As of September 30, 2015 and 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017.

The Company’s interest rate swap derivative financial instruments at September 30, 2015 and 2014 are as follows:

	2015		2014
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.5	$300.0	2.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date.  The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2015 and 2014.

	2015		2014
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	10.8 Tons	$22.2	8.0 Tons	$17.4
Brass swap contracts	1.8 Ton	$8.5	0.6 Ton	$2.8

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or Cost of Goods Sold, respectively. At September 30, 2015 and 2014, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $300.6 million and $226.7 million, respectively.

Derivative Contracts Not Designated As Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2015 and 2014, the Company had $126.8 million and $108.9 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2015 and 2014.

	2015		2014
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	25.0 troy oz.	$0.4	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2015	2014
Derivative Assets
Interest rate swaps - designated as hedge	Deferred charges and other	$—	$0.6
Commodity swaps - designated as hedge	Receivables—Other	—	1.3
Foreign exchange contracts - designated as hedge	Receivables—Other	5.2	12.0
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.4	0.3
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.4	0.5
Total Derivative Assets		$6.0	$14.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$1.4	$1.3
Interest rate swaps - designated as hedge	Accrued interest	0.4	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	0.8	—
Commodity swaps - designated as hedge	Accounts payable	4.7	0.2
Commodity swaps - designated as hedge	Other long-term liabilities	0.8	—
Commodity swaps - not designated as hedge	Accounts payable	0.1	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	1.5	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.1	0.1
Total Derivative Liabilities		$9.8	$2.1

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million for the years ended September 30, 2015 and 2014.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015 and 2014, there was $3.5 million and less than $0.1 million, respectively, of posted cash collateral related to such liability positions.  In addition, as of September 30, 2015 and 2014, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables within the Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the effective and ineffective portions of cash flow hedges and the gain (loss) recognized in the Consolidated Statement of Operations for the years ended September 30, 2015, 2014 and 2013:

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(3.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	(7.2)	Cost of goods sold	(0.7)	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	21.8	Cost of goods sold	30.0	Cost of goods sold	—
Total	$11.3		$27.5		$—

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2014 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(1.6)	Interest expense	$(0.9)	Interest expense	$—
Commodity swaps	1.9	Cost of goods sold	0.8	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.2	Net sales	—
Foreign exchange contracts	12.7	Cost of goods sold	(2.6)	Cost of goods sold	—
Total	$13.1		$(2.5)		$—

	Effective Portion
	Gain (Loss)	Reclassified to Earnings		Ineffective portion
For the year ended September 30, 2013 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Commodity swaps	$(2.6)	Cost of goods sold	$(0.6)	Cost of goods sold	$—
Foreign exchange contracts	0.9	Net sales	0.9	Net sales	—
Foreign exchange contracts	(0.3)	Cost of goods sold	0.6	Cost of goods sold	—
Total	$(2.0)		$0.9		$—

The unrealized loss on derivative contracts in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2016 is $2.8 million.

The following table summarizes the gain (loss) associated with derivative contracts not designated at hedges in the Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013.

(in millions)	Line Item	2015	2014	2013
Commodity swaps	Cost of goods sold	$(0.1)	$(0.1)	$(0.1)
Foreign exchange contracts	Other expense, net	$(2.5)	$3.1	(3.6)
Total		$(2.6)	$3.0	$(3.7)

NOTE 12 - EMPLOYEE BENEFIT PLANS

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide additional information on the Company’s pension plans as of September 30, 2015 and 2014:

	U.S. Plans		Non U.S. Plans
(in millions)	2015	2014	2015	2014
Changes in benefit obligation:
Benefit obligation, beginning of year	$70.9	$66.9	$196.2	$189.2
Obligations assumed from acquisitions	—	—	0.6	—
Transfer of obligation	—	—	(1.8)	—
Service cost	0.4	0.2	2.6	3.0
Interest cost	2.9	3.0	6.2	7.4
Actuarial (gain) loss	3.3	4.3	10.6	8.6
Curtailments	—	—	(0.9)	—
Participant contributions	—	—	—	0.1
Benefits paid	(3.6)	(3.5)	(11.8)	(6.2)
Foreign currency exchange rate changes	—	—	(17.3)	(5.9)
Benefit obligation, end of year	$73.9	$70.9	$184.4	$196.2
Changes in plan assets:
Fair value of plan assets, beginning of year	$62.4	$58.5	$126.5	$117.0
Actual return on plan assets	(1.2)	4.8	3.6	7.7
Employer contributions	0.6	2.6	7.8	10.3
Employee contributions	—	—	—	0.1
Benefits paid	(3.6)	(3.5)	(11.8)	(6.2)
Foreign currency exchange rate changes	—	—	(9.2)	(2.4)
Fair value of plan assets, end of year	$58.2	$62.4	$116.9	$126.5
Funded Status	$(15.7)	$(8.5)	$(67.5)	$(69.7)
Amounts recognized in statement of financial position
Deferred charges and other	$—	$—	$—	$1.7
Other accrued expenses	0.6	0.6	2.2	2.9
Other long-term liabilities	15.1	7.9	65.3	68.5
Accumulated other comprehensive income (loss)	(20.4)	(11.7)	(23.4)	(20.9)
Weighted average assumptions
Discount rate	4.25%	4.15%	1.75 - 13.81%	2.00 - 13.50%
Expected return on plan assets	7.25%	7.50%	3.50 - 5.26%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%

Amounts reclassified from Accumulated Other Comprehensive Loss associated with employee benefit plan costs and recognized on the Company’s Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013 were as follows:

(in millions)	2015	2014	2013
Cost of goods sold	$0.6	$0.6	$1.5
Selling expenses	0.3	0.3	(0.6)
General and administrative expenses	0.5	0.5	0.4
Amounts reclassified from accumulated other comprehensive loss	$1.4	$1.4	$1.3

The net loss in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2016 is $2.4 million.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table contains the components of net periodic benefit cost for the years ended September 30, 2015, 2014 and 2013:

	U.S Plans			Non U.S. Plans
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$0.4	$0.2	$0.2	$2.6	$3.0	$2.8
Interest cost	2.9	3.0	2.8	6.2	7.4	7.1
Expected return on assets	(4.5)	(4.1)	(3.7)	(5.2)	(5.8)	(5.0)
Curtailment	—	—	—	0.7	(0.1)	(0.7)
Recognized net actuarial loss	0.2	0.1	1.2	1.3	1.4	0.9
Net periodic benefit cost	$(1.0)	$(0.8)	$0.5	$5.6	$5.9	$5.1
Weighted average assumptions
Discount rate	4.15%	4.65%	3.75%	2.00 - 13.50%	2.25 - 12.50%	1.75 - 13.00%
Expected return on plan assets	7.50%	7.75%	7.75%	2.00 - 5.26%	4.00 - 5.76%	3.60 - 5.00%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%	2.25 - 5.50%

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established.  The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital market in which the plans invest.  The expected return reflects the target asset allocations and considers the historical returns earned for each asset category.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The plan assets currently do not include holdings of the Company’s common stock.

Below is a summary allocation of all pension plan assets as of September 30, 2015 and 2014:

	US Plans		Non U.S. Plans
Asset Type	2015	2014	2015	2014
Equity Securities	63%	61%	6%	6%
Fixed Income Securities	35%	37%	25%	22%
Other	2%	2%	69%	72%
Total	100%	100%	100%	100%

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of pension plan assets by asset category as of September 30, 2015 and 2014 are as follows:

As of September 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$18.6	$7.1	$—	$25.7
Foreign equity securities	10.5	6.2	—	16.7
Debt Securities
U.S. bonds	18.2	1.3	—	19.5
Foreign bonds	3.0	15.1	—	18.1
Foreign government bonds	—	11.2	—	11.2
Real estate	1.2	6.0	—	7.2
Life insurance contracts	—	35.5	—	35.5
Other	—	33.1	—	33.1
Foreign cash & cash equivalents	8.1	—	—	8.1
Total plan assets	$59.6	$115.5	$—	$175.1

As of September 30, 2014 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$19.9	$7.1	$—	$27.0
Foreign equity securities	11.1	7.6	—	18.7
Debt Securities
U.S. bonds	4.0	15.2	—	19.2
Foreign bonds	3.1	20.5	—	23.6
Foreign government bonds	—	8.5	—	8.5
Real estate	1.3	5.9	—	7.2
Life insurance contracts	—	37.7	—	37.7
Other	—	38.7	—	38.7
Foreign cash & cash equivalents	6.4	1.9	—	8.3
Total plan assets	$45.8	$143.1	$—	$188.9

The following benefit payments are expected to be paid:

(in millions)	US Plans	Non U.S. Plans
2016	$3.9	$5.4
2017	3.8	5.7
2018	4.0	6.1
2019	4.2	6.9
2020	4.2	6.8
2021-2025	21.5	39.4

Other Postretirement Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 40 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical cost trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.  The projected benefit obligation as of September 30, 2015 and 2014 was $0.4 million and recognized as Other Long-Term Liabilities in the Consolidated Statements of Financial Position.  Net periodic cost was less than $0.1 million for the years ended September 30, 2015, 2014, and 2013.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 2015, 2014 and 2013 were $11.2 million, $12.3 million, and $11.1 million.

NOTE 13 - INCOME TAXES

Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2015, 2014, and 2013:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
United States	$3.4	$80.7	$(212.1)	$9.8	$83.3	$(204.3)
Outside the United States	189.9	192.8	184.2	189.9	192.8	184.2
Income (loss) from operations before income taxes	$193.3	$273.5	$(27.9)	$199.7	$276.1	$(20.1)

The components of income tax expense for the years ended September 30, 2015, 2014 and 2013 are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
Current tax expense:
U.S. Federal	$3.6	$6.2	$—	$3.6	$6.2	$—
Foreign	40.4	46.6	47.7	40.4	46.6	47.7
State and local	4.5	4.3	1.3	4.5	4.3	1.3
Total current tax expense	48.5	57.1	49.0	48.5	57.1	49.0
Deferred tax expense:
U.S. Federal	(12.3)	19.7	(23.4)	(12.3)	19.7	(23.4)
Foreign	11.2	(8.2)	2.2	11.2	(8.2)	2.2
State and local	(3.5)	(9.6)	(0.4)	(3.5)	(9.6)	(0.4)
Total deferred tax expense	(4.6)	1.9	(21.6)	(4.6)	1.9	(21.6)
Income tax expense	$43.9	$59.0	$27.4	$43.9	$59.0	$27.4

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
(in millions)	2015	2014	2013	2015	2014	2013
U.S. Statutory federal income tax expense (benefit)	$67.6	$95.7	$(9.8)	$69.9	$96.6	$(7.1)
Permanent items	5.2	4.6	10.1	5.2	4.6	10.1
Foreign statutory rate vs. U.S. statutory rate	(33.8)	(28.7)	(25.1)	(33.8)	(28.7)	(25.1)
State income taxes, net of federal effect	1.7	5.4	(11.7)	1.7	5.4	(11.7)
Residual tax on foreign earnings	24.8	90.9	(7.0)	24.8	90.9	(7.0)
Investment in foreign subsidiary	(23.3)	—	—	(23.3)	—	—
Purchase accounting benefit	(22.8)	—	(49.8)	(22.8)	—	(49.8)
Change in valuation allowance	2.6	(115.6)	114.3	0.5	(116.5)	111.6
Unrecognized tax expense	(1.2)	0.5	4.0	(1.2)	0.5	4.0
Foreign tax law changes	—	(7.6)	—	—	(7.6)	—
Nondeductible share based compensation	2.3	1.4	1.7	2.3	1.4	1.7
Adjustment to prior year NOLs	14.4	—	—	14.4	—	—
Return to provision adjustments and other, net	6.4	12.4	0.7	6.2	12.4	0.7
Income tax expense	$43.9	$59.0	$27.4	$43.9	$59.0	$27.4

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2015 and 2014 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
(in millions)	2015	2014	2015	2014
Deferred tax assets
Employee benefits	$63.2	$57.7	$60.9	$57.0
Restructuring	4.1	7.0	4.1	7.0
Inventories and receivables	35.2	24.9	35.2	24.9
Marketing and promotional accruals	14.4	16.0	14.4	16.0
Prepaid royalty	6.3	6.6	6.3	6.6
Property, plant and equipment	11.6	7.0	11.6	7.0
Unrealized losses	2.7	0.3	2.7	0.3
Intangibles	6.1	6.7	6.1	6.7
Investment in non-US subsidiaries	23.3	—	23.3	—
Net operating loss and credit carry forwards	447.7	507.5	441.6	502.1
Other	32.8	19.5	32.6	19.2
Total deferred tax assets	647.4	653.2	638.8	646.8
Deferred tax liabilities
Property, plant and equipment	27.1	22.6	27.1	22.6
Unrealized gains	18.6	21.2	18.6	21.2
Intangibles	840.8	728.0	840.8	728.0
Taxes on unremitted foreign earnings	2.4	2.6	2.4	2.6
Other	16.3	15.0	16.3	15.0
Total deferred tax liabilities	905.2	789.4	905.2	789.4
Net deferred tax liabilities	(257.8)	(136.2)	(266.4)	(142.6)
Valuation allowance	(305.4)	(333.1)	(296.8)	(326.7)
Net deferred tax liabilities, net valuation allowance	$(563.2)	$(469.3)	$(563.2)	$(469.3)
Reported as:
Prepaid expenses and other	$44.7	$36.7	$44.7	$36.7
Deferred charges and other	3.7	10.0	3.7	10.0
Other current liabilities	(4.6)	(2.8)	(4.6)	(2.8)
Deferred taxes (noncurrent liability)	(607.0)	(513.2)	(607.0)	(513.2)

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of the year ended September 30, 2015, the Company recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries because it is expected to reverse in the foreseeable future.  The Company also recorded a $14.4 million reduction in its net operating loss deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.

To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries in order to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of the Company's non-U.S. subsidiaries are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. The Company annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has provided residual taxes on $37.5 million of distributions from foreign earnings for the year ended September 30, 2015 with no earnings not yet taxed in the U.S. resulting in a decrease in income tax expense of $0.3 million.  The Company has provided residual taxes on $190.5 million of distributions from foreign earnings for the year ended September 30, 2014 with $3.1 million of earnings not yet taxed in the U.S. resulting in an increase in income tax expense of $0.1 million. For the year ended September 30, 2014, $178.7 million of the distributions related to one-time internal restructuring and external debt refinancing activities.    Remaining undistributed earnings of the Company’s foreign operations are $183.8 million at September 30, 2015, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2015, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $894.5 million with a federal tax benefit of $313.1 million and tax benefits related to state NOLs of $68.7 million and capital loss carryforwards of $14.2 million with a federal and state tax benefit of $5.4 million. The Company has an additional $59.6 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2035. As of September 30, 2015, the Company has foreign NOLs of $127.6 million which will expire beginning in the Company's fiscal year ending September 30, 2016. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2015, that $272.9 million of the total U.S. federal NOLs with a federal tax benefit of $95.5 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. The Company also projects, as of September 30, 2015, that $29.4 million of foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2015, the valuation allowance was $305.4 million, of which $268.7 million is related to U.S. net deferred tax assets and $36.7 million is related to foreign net deferred tax assets.  As of September 30, 2014, the valuation allowance was $333.1 million, of which $299.1 million related to U.S. net deferred tax assets and $34.0 million related to foreign net deferred tax assets.  During the year ended September 30, 2015, the Company decreased its valuation allowance for deferred tax assets by $27.7 million, of which $30.4 million related to a decrease in valuation allowance against U.S. net deferred tax asset and $2.7 million related to an increase in the valuation allowance against foreign net deferred tax asset.  As a result of the AAG acquisition, the Company reversed $22.8 million of U.S. valuation allowance during the year ended September 30, 2015.  The reversal was attributable to $22.8 million of net deferred tax liabilities recorded on the AAG acquisition balance sheet which offset other U.S net deferred tax assets.  During the year ended September 30, 2015, the Company recorded valuation allowances of $17.0 million against the deferred tax assets of various Latin America entities as it is more likely than not that the Company will not obtain tax benefits from these assets.  During the year ended September 30, 2014, the Company decreased its valuation allowance for deferred tax assets by $121.5 million, of which $122.6 million related to a decrease in the valuation allowance against U.S. net deferred tax assets and $1.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one time internal restructuring and debt refinancing activities, the Company reversed $62.6 million of U.S. valuation allowance during the year ended September 30, 2014. As a result of the purchase of HHI Business, the Company reversed $49.8 million of U.S. valuation allowance during the year ended September 30, 2013. The reversal was attributable to $49.8 million of

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

net deferred tax liabilities recorded on the HHI Business purchase accounting balance sheet which offset other U.S. net deferred tax assets.

The total amount of unrecognized tax benefits at September 30, 2015 and 2014 are $14.1 million and $11.3 million, respectively. If recognized in the future, $11.4 million of the unrecognized tax benefits as of September 30, 2015 will impact the effective tax rate and $2.7 million of unrecognized tax benefits would create deferred tax assets against which the Company would have a full valuation allowance. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2015 and 2014 the Company had $2.8 million and $3.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2015, 2014 and 2013 was a net increase of $0.9 million, a net increase of $1.1 million and a net decrease of less than $0.1 million, respectively.  The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Unrecognized tax benefits, beginning of year	$11.3	$13.8	$5.9
Gross increase – tax positions in prior period	4.1	1.5	9.1
Gross decrease – tax positions in prior period	(1.9)	(1.4)	(0.3)
Gross increase – tax positions in current period	1.8	0.7	0.5
Settlements	(0.9)	(2.5)	(0.1)
Lapse of statutes of limitations	(0.3)	(0.8)	(1.3)
Unrecognized tax benefits, end of year	$14.1	$11.3	$13.8

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2011 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2011 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.  As of September 30, 2015, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

NOTE 14 - RELATED PARTIES

The Company is subject to a stockholder agreement, dated February 9, 2010 (“Stockholder Agreement”), with its majority shareholder, HRG Group, Inc. (“HRG”), which provides certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on HRG and its affiliates, including:

•

for so long as the HRG and their affiliates beneficially own 40% or more of the outstanding voting securities of the Company, HRG and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the Company’s board of directors as described in the Stockholder Agreement;

•

HRG will not effect any transfer of equity securities of the Company to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of the Company, unless specified conditions are met; and

•	HRG will be granted certain access and informational rights with respect to the Company and its subsidiaries.

Certain provisions of the Stockholder Agreement terminate on the date on which the HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person, including HRG, acquires 90% or more of the outstanding voting securities of the Company.

HRG and the Company also entered into a registration rights agreement, dated as of February 9, 2010 (the “Registration Rights Agreement”), pursuant to which HRG and its affiliates have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of the Company’s common stock.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation, which through subsidiaries beneficially owns more than 10% of the outstanding common stock of HRG, which in turn owned 58% of the Company’s outstanding common stock as of September 30, 2015, acted as (i) one of the initial purchasers for SBI’s offering of $1.0 billion of its 5.75% Notes due 2025, for which Jefferies received $2.6 million in discounts, commissions and reimbursements of expenses , (ii) one of the underwriters for the Company’s $575 million offering of common stock in May 2015, for which Jefferies received $1.5 million in discounts, commissions and reimbursements of expenses, and (iii) one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the AAG acquisition, for which Jefferies received $2.1 million in fees and reimbursements of expenses.

NOTE 15 – SHARE BASED COMPENSATION

On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Equity Plan”).  During the year ended September 30, 2014, the Equity Plan was amended to increase the number of shares issuable under the Equity Plan to 5,626 shares of common stock of the Company, net of cancellations.

The Company measures the compensation expense of its stock-based compensation awards, which consist of restricted stock units (“RSUs”), based on the fair value of the awards at the date of grant, and recognizes these costs on a straight line basis over the requisite service period of the awards.  The fair value of the RSUs is determined based on the market price of the Company’s shares of common stock on the grant date.

During the year ended September 30, 2015, the Company granted 0.6 million RSUs, which include 0.1 million units that vested immediately or within 12 months, 0.2 unit million units that vest over a one year period, and 0.3 million units that are performance-based and vest within a two-year period.  During the year ended September 30, 2014, the Company granted 0.7 million RSUs, which include 0.3 million units that vested immediately or within 12 months, 0.1 million units that vest over a one year period and 0.3 million units that are performance-based and vest within a two year period.  During the year ended September 30, 2013, the Company granted 0.7 million RSUs, which include 0.1 million that vest over a one year period and 0.6 million that are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period.

Share based compensation expense recognized by SBH during the years ended September 30, 2015, 2014 and 2013 was $47.6 million, $46.8 million, and $43.9 million, respectively.  Share based compensation expense recognized by SB/RH during the years ended September 30, 2015, 2014 and 2013 was $41.8 million, 44.9 million and 43.1 million, respectively.  Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Operations.  The remaining unamortized compensation cost related to non-vested restricted stock units at September 30, 2015 is $28.1 million and $23.2 million for the SBH and SB/RH, respectively.  The following is a summary of the RSU activity for the years ended September 30, 2015, 2014 and 2013:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
		Weighted			Weighted
		Average			Average
		Grant Date	Fair Value		Grant Date	Fair Value
(in millions, except per share data)	Shares	Fair Value	at Grant Date	Shares	Fair Value	at Grant Date
Non-vested restricted stock units at September 30, 2012	1.9	$28.45	$55.0	1.9	$28.45	$54.9
Granted	0.7	45.97	32.1	0.7	46.18	31.3
Forfeited	(0.3)	30.36	(9.2)	(0.3)	30.36	(9.1)
Vested	(1.2)	28.25	(34.2)	(1.2)	28.19	(34.0)
Non-vested restricted stock units at September 30, 2013	1.1	39.11	$43.7	1.1	39.12	$43.1
Granted	0.7	75.50	50.5	0.6	75.82	48.6
Forfeited	—	69.33	(0.4)	—	69.33	(0.4)
Vested	(1.0)	39.69	(37.8)	(0.9)	39.34	(36.7)
Non-vested restricted stock units at September 30, 2014	0.8	67.66	$56.0	0.8	67.90	$54.6
Granted	0.6	92.51	52.9	0.5	93.12	42.3
Forfeited	(0.1)	85.16	(5.3)	(0.1)	85.16	(5.3)
Vested	(0.7)	69.00	(50.4)	(0.7)	68.98	(49.5)
Non-vested restricted stock units at September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign		Employee
	Currency	Derivative	Benefit
(in millions)	Translation	Hedging	Plans	Total
Year Ended September 30, 2013
Accumulated other comprehensive (loss) income, as of September 30, 2012	$(0.2)	$0.2	$(33.4)	$(33.4)
Other comprehensive (loss) income before reclassification	(6.6)	(2.0)	8.1	(0.5)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.9)	1.3	0.4
Other comprehensive (loss) income	(6.6)	(2.9)	9.4	(0.1)
Deferred tax effect	—	(0.2)	(5.1)	(5.3)
Deferred tax valuation allowance	—	0.6	(0.1)	0.5
Other comprehensive (loss) income, net of tax	(6.6)	(2.5)	4.2	(4.9)
Other comprehensive (loss) income attributable to non-controlling interest	0.2	—	—	0.2
Other comprehensive (loss) income attributable to controlling interest	(6.8)	(2.5)	4.2	(5.1)
Accumulated other comprehensive (loss) income, as of September 30, 2013	(7.0)	(2.3)	(29.2)	(38.5)
Year Ended September 30, 2014
Other comprehensive (loss) income before reclassification	(32.6)	13.1	(6.6)	(26.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.6	1.4	4.0
Other comprehensive (loss) income, year ended September 30, 2014	(32.6)	15.7	(5.2)	(22.1)
Deferred tax effect	—	(4.2)	2.9	(1.3)
Deferred tax valuation allowance	—	—	(1.3)	(1.3)
Other comprehensive (loss) income, net of tax	(32.6)	11.5	(3.6)	(24.7)
Other comprehensive income (loss) attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive income (loss) attributable to controlling interest	(32.5)	11.5	(3.6)	(24.6)
Accumulated other comprehensive income (loss), September 30, 2014	(39.5)	9.2	(32.8)	(63.1)
Year Ended September 30, 2015
Other comprehensive (loss) income before reclassification	(113.0)	11.3	(12.9)	(114.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27.5)	1.4	(26.1)
Other comprehensive (loss) income, year ended September 30, 2015	(113.0)	(16.2)	(11.5)	(140.7)
Deferred tax effect	—	5.2	3.9	9.1
Deferred tax valuation allowance	—	(2.2)	(3.4)	(5.6)
Other comprehensive (loss) income, net of tax	(113.0)	(13.2)	(11.0)	(137.2)
Other comprehensive income (loss) attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive income (loss) attributable to controlling interest	(112.8)	(13.2)	(11.0)	(137.0)
Accumulated other comprehensive income (loss), September 30, 2015	$(152.3)	$(4.0)	$(43.8)	$(200.1)

See Note 11, “Derivatives” for further detail on the Company’s derivative hedging activity.  See Note 12, “Employee Benefit Plans” for further detail over the Company’s defined benefit plans.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

The Company has provided for the estimated costs of $4.4 million and $4.6 million, as of September 30, 2015 and 2014, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION

The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions.  The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances; (ii) Hardware & Home Improvement, which was established through the HHI acquisition on December 21, 2012 and consists of the Company’s worldwide hardware, home improvement and plumbing business; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control business and (v) Global Auto Care, which was established through the AAG acquisition on May 21, 2015 and consists of the Company’s automotive appearance and performance products.  Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.

Net sales relating to the segments for the years ended September 30, 2015, 2014 and 2013 are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Net sales to external customers (in millions)	2015	2014	2013	2015	2014	2013
Consumer batteries	$829.5	$957.8	$931.6	$829.5	$957.8	$931.6
Small appliances	734.6	730.8	740.3	734.6	730.8	740.3
Personal care	528.1	542.1	531.7	528.1	542.1	531.7
Global Batteries & Appliances	2,092.2	2,230.7	2,203.6	2,092.2	2,230.7	2,203.6
Hardware & Home Improvement	1,205.5	1,166.0	869.6	1,205.5	1,166.0	869.6
Global Pet Supplies	758.2	600.5	621.9	758.2	600.5	621.9
Home and Garden	474.0	431.9	390.5	474.0	431.9	390.5
Global Auto Care	160.5	—	—	160.5	—	—
Net sales	$4,690.4	$4,429.1	$4,085.6	$4,690.4	$4,429.1	$4,085.6

Segment profit does not include corporate expenses, acquisition and integration related charges, restructuring and related charges, impairment charges, interest expense, income tax expense, and other non-operating expenses. Corporate expenses primarily include general and administrative expenses and the costs of stock compensation plans which are evaluated on a consolidated basis and not allocated to the segments. Segment profit in relation to the Company’s reportable segments for the years ended September 30, 2015, 2014 and 2013 is as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Segment Profit (in millions)	2015	2014	2013	2015	2014	2013
Global Batteries & Appliances	$240.8	$256.5	$237.5	$240.8	$256.5	$237.5
Hardware & Home Improvement	185.2	172.2	88.7	185.2	172.2	88.7
Global Pet Supplies	83.9	82.4	91.1	83.9	82.4	91.1
Home and Garden	111.2	89.3	78.5	111.2	89.3	78.5
Global Auto Care	21.8	—	—	21.8	—	—
Total segment profit	642.9	600.4	495.8	642.9	600.4	495.8
Corporate expense	81.3	75.5	62.2	74.9	72.9	60.5
Acquisition and integration related charges	58.8	20.1	48.4	58.8	20.1	48.4
Restructuring and related charges	28.7	22.9	34.0	28.7	22.9	34.0
Interest expense	271.9	202.1	375.6	271.9	202.1	369.5
Other non-operating expenses, net	8.9	6.3	3.5	8.9	6.3	3.5
Income (loss) from operations before income taxes	$193.3	$273.5	$(27.9)	$199.7	$276.1	$(20.1)

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other financial information relating to the Company’s segments is as follows for the years ended September 30, 2015, 2014 and 2013 and as of September 30, 2015 and 2014:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Depreciation and amortization (in millions)	2015	2014	2013	2015	2014	2013
Global Batteries & Appliances	$71.0	$73.1	$67.2	$71.0	$73.1	$67.2
Hardware & Home Improvement	39.4	40.4	31.4	39.4	40.4	31.4
Global Pet Supplies	39.7	31.5	29.6	39.7	31.5	29.6
Home and Garden	13.3	12.6	11.7	13.3	12.6	11.7
Global Auto Care	6.6	—	—	6.6	—	—
Total segments	170.0	157.6	139.9	170.0	157.6	139.9
Corporate	—	—	—	—	—	—
Total depreciation and amortization	$170.0	$157.6	$139.9	$170.0	$157.6	$139.9

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Capital expenditures (in millions)	2015	2014	2013	2015	2014	2013
Global Batteries & Appliances	$48.9	$40.3	$47.9	$48.9	$40.3	$47.9
Hardware & Home Improvement	16.3	21.2	23.4	16.3	21.2	23.4
Global Pet Supplies	10.4	5.3	8.3	10.4	5.3	8.3
Home and Garden Business	12.3	6.5	2.4	12.3	6.5	2.4
Global Auto Care	1.2	—	—	1.2	—	—
Total segment capital expenditures	89.1	73.3	82.0	89.1	73.3	82.0
Corporate	—	—	—	—	—	—
Total capital expenditures	$89.1	$73.3	$82.0	$89.1	$73.3	$82.0

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Segment total assets (in millions)	2015	2014	2015	2014
Global Batteries & Appliances	$2,080.4	$2,152.0	$2,080.4	$2,152.0
Hardware & Home Improvement	1,619.9	1,629.0	1,619.9	1,629.0
Global Pet Supplies	1,125.2	890.4	1,125.2	890.4
Home and Garden	530.9	526.6	530.9	526.6
Global Auto Care	1,543.1	—	1,543.1	—
Total segment assets	6,899.5	5,198.0	6,899.5	5,198.0
Corporate	398.5	315.0	398.4	313.3
Total assets	$7,298.0	$5,513.0	$7,297.9	$5,511.3

Net sales for the years ended September 30, 2015, 2014 and 2013 and long-lived asset information as of September 30, 2015 and 2014 by geographic area are as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Net sales to external parties - Geographic Disclosure (in millions)	2015	2014	2013	2015	2014	2013
United States	$2,907.9	$2,640.7	$2,404.4	$2,907.9	$2,640.7	$2,404.4
Europe/MEA	1,049.8	970.4	910.0	1,049.8	970.4	910.0
Latin America	381.5	414.3	389.7	381.5	414.3	389.7
North America - Other	164.0	196.0	192.3	164.0	196.0	192.3
Asia-Pacific	187.2	207.7	189.2	187.2	207.7	189.2
Net sales	$4,690.4	$4,429.1	$4,085.6	$4,690.4	$4,429.1	$4,085.6

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Long-lived assets - Geographic Disclosure (in millions)	2015	2014	2015	2014
United States	$311.1	$269.1	$311.1	$269.1
Europe/MEA	139.2	92.0	139.2	92.0
Latin America	14.6	23.6	14.6	23.6
North America - Other	2.4	3.9	2.4	3.9
Asia-Pacific	39.8	40.3	39.8	40.3
Total long-lived assets	$507.1	$428.9	$507.1	$428.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - EARNINGS PER SHARE - SBH

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if restricted stock units were converted into common shares that then shared in the net income (loss) of the entity, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards, including restricted stock units.  The Company uses the treasury stock method to reflect dilution of restricted stock units.

 The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2015, 2014 and 2013, is as follows:

(in millions, except per share amounts)	2015	2014	2013
Numerator
Net income (loss) attributable to controlling interest	$148.9	$214.1		$(55.2)
Denominator
Weighted average common shares outstanding - basic	55.6	52.6	-	52.0
Dilutive shares	0.3	0.7		-
Weighted average common shares outstanding - diluted	55.9	53.3		52.0
Earnings per share
Basic earnings per share	$2.68	$4.07		$(1.06)
Diluted earnings per share	$2.66	$4.02		$(1.06)
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.1	0.1	-	1.1

Performance based restricted stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.  During the year ended September 30, 2013, the Company did not assume the exercise of common stock equivalents for restricted stock units as the impact would have been antidilutive due to the net loss in the period.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – GUARANTOR STATEMENTS – SB/RH

SBI and SB/RH (collectively, the “Parent”), with their domestic subsidiaries as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture.  See Note 9, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes and 5.75% Notes.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH.  Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation.  The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	57.9	15.7	40.5	2.7	116.8
Total current assets	823.3	939.9	1,074.1	(1,105.1)	1,732.2
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	237.2	0.6	27.8	(164.0)	101.6
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	$6,761.7	$4,255.4	$2,168.9	$(5,888.1)	$7,297.9
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$53.4	$—	$15.1	$—	$68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.8	110.6	(0.4)	216.5
Total current liabilities	971.9	77.7	494.1	(478.3)	1,065.4
Long-term debt, net of current portion	3,913.9	—	23.3	—	3,937.2
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	241.2	440.2	89.6	(164.0)	607.0
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,177.1	1,105.4	1,073.0	(1,630.4)	5,725.1
Shareholder's equity:
Other equity	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholder's equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and shareholder's equity	$6,761.7	$4,255.4	$2,168.9	$(5,888.1)	$7,297.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.8	$11.2	$176.9	$—	$192.9
Trade receivables, net	48.3	157.6	233.1	—	439.0
Intercompany receivables	106.9	937.3	587.0	(1,631.2)	—
Other receivables	2.3	8.3	65.7	—	76.3
Inventories	77.7	313.0	240.4	(6.6)	624.5
Prepaid expenses and other	9.1	48.7	41.0	1.4	100.2
Total current assets	249.1	1,476.1	1,344.1	(1,636.4)	1,432.9
Property, plant and equipment, net	137.7	115.3	175.9	—	428.9
Long-term intercompany receivables	0.7	107.3	41.6	(149.6)	—
Goodwill	67.7	1,030.7	371.2	—	1,469.6
Intangible assets, net	494.1	1,151.7	445.7	—	2,091.5
Deferred charges and other	173.0	(118.0)	33.4	—	88.4
Investments in subsidiaries	4,076.3	1,278.9	0.4	(5,355.6)	—
Total assets	$5,198.6	$5,042.0	$2,412.3	$(7,141.6)	$5,511.3
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$75.2	$6.9	$30.5	$—	$112.6
Accounts payable	76.0	202.5	241.2	—	519.7
Intercompany accounts payable	1,366.0	829.9	81.2	(2,277.1)	—
Accrued wages and salaries	25.6	19.5	43.0	—	88.1
Accrued interest	35.0	—	0.4	—	35.4
Other current liabilities	22.7	52.9	99.2	—	174.8
Total current liabilities	1,600.5	1,111.7	495.5	(2,277.1)	930.6
Long-term debt, net of current portion	2,539.2	8.9	346.0	—	2,894.1
Long-term intercompany debt	16.3	(617.9)	105.2	496.4	—
Deferred income taxes	(52.3)	462.2	103.3	—	513.2
Other long-term liabilities	19.0	0.8	83.4	—	103.2
Total liabilities	4,122.7	965.7	1,133.4	(1,780.7)	4,441.1
Shareholder's equity:
Other equity	1,419.5	3,297.0	1,284.8	(4,587.5)	1,413.8
Accumulated (deficit) earnings	(330.0)	775.4	(13.8)	(761.6)	(330.0)
Accumulated other comprehensive (loss) income	(63.1)	(51.0)	(47.0)	98.0	(63.1)
Total shareholder's equity	1,026.4	4,021.4	1,224.0	(5,251.1)	1,020.7
Non-controlling interest	49.5	54.9	54.9	(109.8)	49.5
Total equity	1,075.9	4,076.3	1,278.9	(5,360.9)	1,070.2
Total liabilities and shareholders' equity	$5,198.6	$5,042.0	$2,412.3	$(7,141.6)	$5,511.3

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,385.1	$759.6	$2,534.0	$(988.3)	$4,690.4
Cost of goods sold	1,657.0	492.4	1,845.5	(976.9)	3,018.0
Restructuring and related charges	—	—	2.1	—	2.1
Gross profit	728.1	267.2	686.4	(11.4)	1,670.3
Operating expenses:
Selling	291.4	89.5	340.8	(1.0)	720.7
General and administrative	218.8	40.4	73.2	—	332.4
Research and development	33.4	3.3	14.6	—	51.3
Acquisition and integration related charges	40.8	5.7	12.3	—	58.8
Restructuring and related charges	34.0	0.6	(8.0)	—	26.6
Total operating expense	618.4	139.5	432.9	(1.0)	1,189.8
Operating income (loss)	109.7	127.7	253.5	(10.4)	480.5
Interest expense	235.4	6.9	29.6	—	271.9
Other non-operating (income) expense, net	(207.1)	(151.5)	4.8	362.7	8.9
Income from operations before income taxes	81.4	272.3	219.1	(373.1)	199.7
Income tax expense (benefit)	(74.4)	66.3	52.9	(0.9)	43.9
Net income (loss)	155.8	206.0	166.2	(372.2)	155.8
Net income (loss) attributable to non-controlling interest	0.4	0.9	0.9	(1.8)	0.4
Net income (loss) attributable to controlling interest	$155.4	$205.1	$165.3	$(370.4)	$155.4

Statement of Operations		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$626.7	$2,141.3	$2,449.4	$(788.3)	$4,429.1
Cost of goods sold	447.7	1,434.4	1,762.7	(788.3)	2,856.5
Restructuring and related charges	—	2.6	1.1	—	3.7
Gross profit	179.0	704.3	685.6	—	1,568.9
Operating expenses:
Selling	76.6	268.5	333.8	(0.7)	678.2
General and administrative	60.5	168.9	89.6	—	319.0
Research and development	22.3	12.0	13.6	—	47.9
Acquisition and integration related charges	11.7	8.3	0.1	—	20.1
Restructuring and related charges	8.4	4.0	6.8	—	19.2
Total operating expense	179.5	461.7	443.9	(0.7)	1,084.4
Operating income (loss)	(0.5)	242.6	241.7	0.7	484.5
Interest expense	172.2	(0.1)	30.0	—	202.1
Other non-operating (income) expense, net	(213.8)	(163.7)	3.9	379.9	6.3
Income from operations before income taxes	41.1	406.4	207.8	(379.2)	276.1
Income tax expense (benefit)	(176.0)	194.6	40.1	0.3	59.0
Net income (loss)	217.1	211.8	167.7	(379.5)	217.1
Net income (loss) attributable to non-controlling interest	0.3	0.3	0.3	(0.6)	0.3
Net income (loss) attributable to controlling interest	$216.8	$211.5	$167.4	$(378.9)	$216.8

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations		Guarantor	Nonguarantor
Year ended September 30, 2013 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$638.7	$1,178.2	$3,123.3	$(854.6)	$4,085.6
Cost of goods sold	463.9	799.9	2,274.5	(853.0)	2,685.3
Restructuring and related charges	—	2.4	7.6	—	10.0
Gross profit	174.8	375.9	841.2	(1.6)	1,390.3
Operating expenses:
Selling	73.4	143.8	420.7	(0.9)	637.0
General and administrative	74.1	85.1	125.5	—	284.7
Research and development	17.7	10.1	15.5	—	43.3
Acquisition and integration related charges	35.2	4.7	8.5	—	48.4
Restructuring and related charges	4.3	11.0	8.7	—	24.0
Total operating expense	204.7	254.7	578.9	(0.9)	1,037.4
Operating income (loss)	(29.9)	121.2	262.3	(0.7)	352.9
Interest expense	346.6	2.9	20.0	—	369.5
Other non-operating (income) expense, net	(248.6)	(180.8)	7.8	425.1	3.5
Income from operations before income taxes	(127.9)	299.1	234.5	(425.8)	(20.1)
Income tax expense (benefit)	(80.4)	47.0	60.9	(0.1)	27.4
Net income (loss)	(47.5)	252.1	173.6	(425.7)	(47.5)
Net income (loss) attributable to non-controlling interest	(0.1)	(0.1)	(0.1)	0.2	(0.1)
Net income (loss) attributable to controlling interest	$(47.4)	$252.2	$173.7	$(425.9)	$(47.4)

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$155.8	$206.0	$166.2	$(372.2)	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(112.8)	(113.7)	(113.7)	227.2	(113.0)
Unrealized gain (loss) on derivative instruments	(13.2)	(7.9)	(7.9)	15.8	(13.2)
Defined benefit pension gain (loss)	(11.0)	(2.2)	(2.2)	4.4	(11.0)
Other comprehensive income (loss)	(137.0)	(123.8)	(123.8)	247.4	(137.2)
Comprehensive income (loss)	18.8	82.2	42.4	(124.8)	18.6
Comprehensive income (loss) attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to controlling interest	$19.0	$82.4	$42.6	$(125.2)	$18.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$217.1	$211.8	$167.7	$(379.5)	$217.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(32.5)	(32.7)	(33.6)	66.3	(32.5)
Unrealized gain (loss) on derivative instruments	11.5	11.4	11.7	(23.1)	11.5
Defined benefit pension gain (loss)	(3.6)	(0.1)	(0.1)	0.2	(3.6)
Other comprehensive income (loss)	(24.6)	(21.4)	(22.0)	43.4	(24.6)
Comprehensive income (loss)	192.5	190.4	145.7	(336.1)	192.5
Comprehensive income (loss) attributable to non-controlling interest	0.4	0.3	0.3	(0.6)	0.4
Comprehensive income (loss) attributable to controlling interest	$192.1	$190.1	$145.4	$(335.5)	$192.1

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2013 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47.5)	$252.1	$173.6	$(425.7)	$(47.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(6.6)	(6.3)	(5.8)	12.1	(6.6)
Unrealized gain (loss) on derivative instruments	(2.5)	(1.4)	(1.4)	2.8	(2.5)
Defined benefit pension gain (loss)	4.2	(3.9)	(3.9)	7.8	4.2
Other comprehensive income (loss)	(4.9)	(11.6)	(11.1)	22.7	(4.9)
Comprehensive income (loss)	(52.4)	240.5	162.5	(403.0)	(52.4)
Comprehensive income (loss) attributable to non-controlling interest	0.1	0.1	0.1	(0.2)	0.1
Comprehensive income (loss) attributable to controlling interest	$(52.5)	$240.4	$162.4	$(402.8)	$(52.5)

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(143.5)	$(770.8)	$(1,418.8)	$2,774.9	$441.8
Cash flows from investing activities
Purchases of property, plant and equipment	(45.7)	(13.5)	(29.9)	—	(89.1)
Business acquisitions, net of cash acquired	(1,026.0)	—	(165.1)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	0.1	—	1.3	—	1.4
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,071.6)	(13.5)	(194.6)	—	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	—	—	—	3,320.3
Payment of debt	(2,521.2)	—	(292.0)	—	(2,813.2)
Payment of debt issuance costs	(38.1)	—	—	—	(38.1)
Payment of cash dividends to parent	(72.1)	—	—	—	(72.1)
Capital contribution from parent	528.3	—	—	—	528.3
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	—	—	—	(2.6)
Advances related to intercompany transactions	8.7	781.7	1,984.5	(2,774.9)	—
Net cash provided (used) by financing activities	1,223.3	781.7	1,692.5	(2,774.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(2.5)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27.2)	—	(27.2)
Net increase (decrease) in cash and cash equivalents	8.2	(2.6)	49.4	—	55.0
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$13.0	$8.6	$226.3	$—	$247.9

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$616.6	$114.4	$(269.4)	$(26.9)	$434.7
Cash flows from investing activities
Purchases of property, plant and equipment	(23.2)	(26.4)	(23.7)	—	(73.3)
Business acquisitions, net of cash acquired	—	(27.6)	—	—	(27.6)
Proceeds from sales of property, plant and equipment	0.1	0.1	9.0	—	9.2
Other investing activities	—	(1.8)	—	—	(1.8)
Net cash used by investing activities	(23.1)	(55.7)	(14.7)	—	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	230.7	—	309.4	—	540.1
Payment of debt	(764.9)	—	(6.0)	—	(770.9)
Payment of debt issuance costs	(0.5)	—	(4.9)	—	(5.4)
Payment of cash dividends to parent	(77.0)	—	—	—	(77.0)
Share based tax withholding payments, net of proceeds upon vesting	(25.0)	—	—	—	(25.0)
Advances related to intercompany transactions	44.1	(52.9)	(18.1)	26.9	—
Net cash (used) provided by financing activities	(592.6)	(52.9)	280.4	26.9	(338.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8.3)	—	(8.3)
Net increase (decrease) in cash and cash equivalents	0.9	5.8	(12.0)	—	(5.3)
Cash and cash equivalents, beginning of period	3.9	5.4	188.9	—	198.2
Cash and cash equivalents, end of period	$4.8	$11.2	$176.9	$—	$192.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2013 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(319.1)	$727.2	$337.1	$(487.0)	$258.2
Cash flows from investing activities
Purchases of property, plant and equipment	(30.9)	(9.0)	(42.1)	—	(82.0)
Business acquisitions, net of cash acquired	—	(1,351.0)	(42.6)	—	(1,393.6)
Proceeds from sales of property, plant and equipment	0.1	—	0.1	—	0.2
Other investing activities	—	(1.3)	—	—	(1.3)
Net cash used by investing activities	(30.8)	(1,361.3)	(84.6)	—	(1,476.7)
Cash flows from financing activities
Proceeds from issuance of debt	2,934.3	—	103.9	—	3,038.2
Payment of debt	(1,618.2)	—	(15.5)	—	(1,633.7)
Payment of debt issuance costs	(58.7)	—	(2.2)	—	(60.9)
Payment of cash dividends to parent	(88.7)	—	—	—	(88.7)
Capital contribution from parent	28.6	—	—	—	28.6
Share based tax withholding payments, net of proceeds upon vesting	(20.1)	—	—	—	(20.1)
Advances related to intercompany transactions	(830.1)	626.2	(283.1)	487.0	—
Net cash provided (used) by financing activities	347.1	626.2	(196.9)	487.0	1,263.4
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1.9)	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.6)	—	(2.6)
Net (decrease) increase in cash and cash equivalents	(2.8)	(7.9)	51.1	—	40.4
Cash and cash equivalents, beginning of period	6.7	13.3	137.8	—	157.8
Cash and cash equivalents, end of period	$3.9	$5.4	$188.9	$—	$198.2

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 -QUARTERLY RESULTS (UNAUDITED)

Spectrum Brands Holdings, Inc.	Quarter Ended
2015 (in millions, except per share)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	26.4	44.9	27.8	49.8
Basic earnings per share	$0.44	$0.79	$0.52	$0.94
Diluted earnings per share	$0.44	$0.79	$0.52	$0.94

Spectrum Brands Holdings, Inc.	Quarter Ended
2014 (in millions, except per share)	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178.3	$1,128.5	$1,021.7	$1,100.6
Gross profit	411.0	417.1	359.6	381.2
Net income attributable to controlling interest	47.9	78.1	33.8	54.3
Basic earnings per share	$0.91	$1.48	$0.64	$1.04
Diluted earnings per share	$0.90	$1.47	$0.64	$1.03

SB/RH Holdings, LLC	Quarter Ended
2015 (in millions)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	28.4	46.6	29.6	50.8

SB/RH Holdings, LLC	Quarter Ended
2014 (in millions)	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178.3	$1,128.5	$1,021.7	$1,100.6
Gross profit	411.0	417.1	359.6	381.2
Net income attributable to controlling interest	48.5	78.6	34.9	54.8

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ Andreas Rouvé
Andreas Rouvé
Chief Executive Officer and Director

DATE: November 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Andreas Rouvé Andreas Rouvé	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director

/s/ Joseph S. Steinberg Joseph S. Steinberg	Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ Andreas Rouvé
Andreas Rouvé
Chief Executive Officer and Director

DATE: November 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Andreas Rouvé Andreas Rouvé	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director
/s/ Joseph S. Steinberg Joseph S. Steinberg	Director

EXHIBIT INDEX

Exhibit 2.1

Acquisition Agreement, dated October 8, 2012, by and between Spectrum Brands, Inc. and Stanley Black & Decker, Inc. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012).

Exhibit 2.2

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

Exhibit 3.2

Second Amended and Restated By-Laws of Spectrum Brands Holdings, Inc., effective as of March 7, 2013, as amended by the First Amendment to the Second Amended and Restated Bylaws, effective as of July 28, 2015 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 6, 2015).

Exhibit 3.3

Certificate of Formation of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.29 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013).

Exhibit 3.4	Operating Agreement of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.30 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013).
Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).
Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014).

Exhibit 4.4

Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015).

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

Exhibit 10.3

Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, LLC (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

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

Exhibit 10.5

Registration Rights Agreement, dated as of December 4, 2014 by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to the 6.125% Notes (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014).

Exhibit 10.6

Registration Rights Agreement, dated as of May 20, 2015, by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to the 5.750% Notes (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015).

Exhibit 10.7

Credit Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto from time to time (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by SB/RH Holdings, LLC on June 23, 2015).

Exhibit 10.8

Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by SB/RH Holdings, LLC on June 23, 2015).

Exhibit 10.9

Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by SB/RH Holdings, LLC on June 23, 2015).

Exhibit 10.10

Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.11

First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.12

Retention Agreement, entered into as of April 29, 2014, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 5, 2014).

Exhibit 10.13

Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.14

Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.15

Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.16

Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.17

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Holdings, Inc. on September 2, 2014).

Exhibit 10.18

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.19

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 3, 2014).

Exhibit 10.20

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

Exhibit 10.21

Separation Agreement dated December 28, 2012 between Spectrum Brands, Inc. and John Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2012).

Exhibit 10.22

Registered Director’s Agreement, dated as of August 27, 2007, by and between Andreas Rouve and Rayovac Europe GmbH, as amended on October 1, 2007 (filed by incorporation by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 11, 2014).

Exhibit 10.23

Separation Agreement dated September 16, 2013 between Spectrum Brands, Inc. and Terry Polistina (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on September 20, 2013).

Exhibit 10.24

Transition Employment Agreement dated January 8, 2015, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 5, 2015).

Exhibit 10.25

Employment Agreement, dated March 16, 2015, among Spectrum Brands Holdings, Inc., Spectrum Brands, Inc. and Andreas Rouve (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 1, 2015).

Exhibit 21.1	Subsidiaries of Registrant.*
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*
Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*

Exhibit 31.3

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC *

Exhibit 31.4

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC *
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC *
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_____________________________

*     Filed herewith

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

*** Filed herewith, with respect to Spectrum Brands Holdings, Inc. SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the list of subsidiaries exhibit otherwise required by Item 601 of Regulation S-K as allowed under General Instruction I(2)(b).