Form 10-Q
period 2016-01-03
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2016-02-04
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

\

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

As of February 2, 2016, there were outstanding 59,385,539 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with a reduced disclosure format as permitted by general instruction H(2).

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this report, the words  anticipate,  intend,  plan,  estimate,  believe,  expect,  project,  could,  will,  should,  may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Some of the above-mentioned factors are described in further detail in the sections entitled  “Risk Factors” in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the end of the period covered by this report, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC. The combined notes to the condensed consolidated financial statements include notes representing both Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC and certain notes related specifically to SB/RH Holdings, LLC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

January 3, 2016 and September 30, 2015

(in millions, unaudited)

	January 3, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$162.0	$247.9
Trade receivables, net	513.8	498.8
Other receivables	85.5	87.9
Inventories	867.7	780.8
Prepaid expenses and other current assets	80.0	72.1
Total current assets	1,709.0	1,687.5
Property, plant and equipment, net	504.4	507.1
Deferred charges and other	39.5	42.2
Goodwill	2,467.4	2,476.7
Intangible assets, net	2,445.3	2,480.3
Total assets	$7,165.6	$7,193.8
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$34.5	$33.8
Accounts payable	420.9	620.6
Accrued wages and salaries	73.2	96.5
Accrued interest	57.7	63.3
Other current liabilities	205.9	212.7
Total current liabilities	792.2	1,026.9
Long-term debt, net of current portion	4,093.2	3,872.1
Deferred income taxes	563.1	572.5
Other long-term liabilities	102.3	115.5
Total liabilities	5,550.8	5,587.0
Commitments and contingencies
Shareholders' equity:
Common stock	0.6	0.6
Additional paid-in capital	2,043.5	2,033.6
Accumulated deficit	(151.6)	(205.5)
Accumulated other comprehensive loss, net of tax	(215.7)	(200.1)
Treasury stock, at cost	(105.8)	(65.5)
Total shareholders' equity	1,571.0	1,563.1
Noncontrolling interest	43.8	43.7
Total equity	1,614.8	1,606.8
Total liabilities and equity	$7,165.6	$7,193.8

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended January 3, 2016 and December 28, 2014

(in millions, except per share figures, unaudited)

	January 3, 2016	December 28, 2014
Net sales	$1,218.8	$1,067.8
Cost of goods sold	778.0	697.4
Restructuring and related charges	0.1	0.2
Gross profit	440.7	370.2
Selling	187.1	159.8
General and administrative	86.3	68.3
Research and development	13.8	11.2
Acquisition and integration related charges	9.9	8.1
Restructuring and related charges	1.1	7.2
Total operating expenses	298.2	254.6
Operating income	142.5	115.6
Interest expense	58.4	44.4
Other non-operating expense, net	3.5	0.7
Income from operations before income taxes	80.6	70.5
Income tax expense	6.9	20.5
Net income	73.7	50.0
Net income attributable to non-controlling interest	0.1	0.2
Net income attributable to controlling interest	$73.6	$49.8
Earnings Per Share
Basic earnings per share	$1.24	$0.94
Diluted earnings per share	1.24	0.94
Dividends per share	0.33	0.30
Weighted Average Shares Outstanding
Basic	59.2	52.8
Diluted	59.2	53.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended January 3, 2016 and December 28, 2014

(in millions, unaudited)

	January 3, 2016	December 28, 2014
Net income	$73.7	$50.0
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(20.5)	(34.5)
Unrealized gain on hedging derivatives, net tax of $(0.7) and $(1.0), respectively	3.7	1.9
Defined benefit pension gain, net tax of $(0.3) and $(0.3), respectively	1.1	1.1
Other comprehensive loss, net of tax	(15.7)	(31.5)
Comprehensive income	58.0	18.5
Comprehensive (loss) income attributable to non-controlling interest	(0.1)	0.2
Comprehensive income attributable to controlling interest	$58.1	$18.3

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 3, 2016 and December 28, 2014

(in millions, unaudited)

	January 3, 2016	December 28, 2014
Cash flows from operating activities
Net income	$73.7	$50.0
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of intangible assets	23.6	20.5
Depreciation	23.0	18.4
Share based compensation	10.1	5.6
Non-cash inventory adjustment from acquisitions	—	0.8
Non-cash restructuring and related charges	(0.8)	4.2
Amortization of debt issuance costs	2.1	2.5
Non-cash debt accretion	0.3	—
Deferred tax (benefit) expense	(9.7)	1.7
Net changes in operating assets and liabilities, net of effects of acquisitions	(345.8)	(250.3)
Net cash used by operating activities	(223.5)	(146.6)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.4)	(14.2)
Business acquisitions, net of cash acquired	—	(29.2)
Proceeds from sales of property, plant and equipment	0.1	1.1
Other investing activities	—	(0.9)
Net cash used by investing activities	(17.3)	(43.2)
Cash flows from financing activities
Proceeds from issuance of debt	230.0	443.9
Payment of debt	(5.9)	(1.8)
Payment of debt issuance costs	(1.1)	(6.1)
Payment of cash dividends	(19.5)	(15.9)
Treasury stock purchases	(40.2)	(8.5)
Share based tax withholding payments, net of proceeds upon vesting	(5.3)	(1.7)
Net cash provided by financing activities	158.0	409.9
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(6.3)
Net (decrease) increase in cash and cash equivalents	(85.9)	213.8
Cash and cash equivalents, beginning of period	247.9	194.6
Cash and cash equivalents, end of period	$162.0	$408.4
Supplemental disclosure of cash flow information
Cash paid for interest	$61.6	$55.6
Cash paid for taxes	10.0	10.6
Non cash investing activities
Acquisition of PPE through capital leases	$8.4	$0.4
Non cash financing activities
Issuance of shares through stock compensation plan	$36.0	$9.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

January 3, 2016 and September 30, 2015

(in millions, unaudited)

	January 3, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$148.0	$247.9
Trade receivables, net	513.8	498.8
Other receivables	86.3	87.9
Inventories	867.7	780.8
Prepaid expenses and other current assets	80.0	72.1
Total current assets	1,695.8	1,687.5
Property, plant and equipment, net	504.4	507.1
Deferred charges and other	39.6	42.1
Goodwill	2,467.4	2,476.7
Intangible assets, net	2,445.3	2,480.3
Total assets	$7,152.5	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$34.5	$68.5
Accounts payable	420.9	620.6
Accrued wages and salaries	73.2	96.5
Accrued interest	57.7	63.3
Other current liabilities	205.5	211.9
Total current liabilities	791.8	1,060.8
Long-term debt, net of current portion	4,093.2	3,872.1
Deferred income taxes	563.1	572.5
Other long-term liabilities	102.3	115.5
Total liabilities	5,550.4	5,620.9
Commitments and contingencies
Shareholder's equity:
Other capital	1,968.7	1,969.9
Accumulated deficit	(200.6)	(246.7)
Accumulated other comprehensive loss, net of tax	(215.7)	(200.1)
Total shareholder's equity	1,552.4	1,523.1
Noncontrolling interest	49.7	49.7
Total equity	1,602.1	1,572.8
Total liabilities and equity	$7,152.5	$7,193.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Operations

For the three month periods ended January 3, 2016 and December 28, 2014

(in millions, unaudited)

	January 3, 2016	December 28, 2014
Net sales	$1,218.8	$1,067.8
Cost of goods sold	778.0	697.4
Restructuring and related charges	0.1	0.2
Gross profit	440.7	370.2
Selling	187.1	159.8
General and administrative	84.5	67.3
Research and development	13.8	11.2
Acquisition and integration related charges	9.9	8.1
Restructuring and related charges	1.1	7.2
Total operating expenses	296.4	253.6
Operating income	144.3	116.6
Interest expense	58.4	44.4
Other non-operating expense, net	3.5	0.7
Income from operations before income taxes	82.4	71.5
Income tax expense	6.9	20.5
Net income	75.5	51.0
Net income attributable to non-controlling interest	0.1	0.2
Net income attributable to controlling interest	$75.4	$50.8

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended January 3, 2016 and December 28, 2014

(in millions, unaudited)

	January 3, 2016	December 28, 2014
Net income	$75.5	$51.0
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(20.5)	(34.5)
Unrealized gain on hedging derivatives, net tax of $(0.7) and $(1.0), respectively	3.7	1.9
Defined benefit pension gain, net tax of $(0.3) and $(0.3), respectively	1.1	1.1
Other comprehensive loss, net of tax	(15.7)	(31.5)
Comprehensive income	59.8	19.5
Comprehensive (loss) income attributable to non-controlling interest	(0.1)	0.2
Comprehensive income attributable to controlling interest	$59.9	$19.3

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 3, 2016 and December 28, 2014

(in millions, unaudited)

	January 3, 2016	December 28, 2014
Cash flows from operating activities
Net income	$75.5	$51.0
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of intangible assets	23.6	20.5
Depreciation	23.0	18.4
Share based compensation	8.5	4.8
Non-cash inventory adjustment from acquisitions	—	0.8
Non-cash restructuring and related charges	(0.8)	4.2
Amortization of debt issuance costs	2.1	2.5
Non-cash debt accretion	0.3	—
Deferred tax (benefit) expense	(9.7)	1.7
Net changes in operating assets and liabilities, net of effects of acquisitions	(360.7)	(257.2)
Net cash used by operating activities	(238.2)	(153.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.4)	(14.2)
Business acquisitions, net of cash acquired	—	(29.2)
Proceeds from sales of property, plant and equipment	0.1	1.1
Other investing activities	—	(0.9)
Net cash used by investing activities	(17.3)	(43.2)
Cash flows from financing activities
Proceeds from issuance of debt	230.0	443.8
Payment of debt	(40.7)	(1.8)
Payment of debt issuance costs	(1.1)	(6.1)
Payment of cash dividends to parent	(29.5)	(15.9)
Share based tax withholding payments, net of proceeds upon vesting	—	(1.7)
Net cash provided by financing activities	158.7	418.3
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(6.3)
Net (decrease) increase in cash and cash equivalents	(99.9)	215.5
Cash and cash equivalents, beginning of period	247.9	192.9
Cash and cash equivalents, end of period	$148.0	$408.4
Supplemental disclosure of cash flow information
Cash paid for interest	$61.6	$55.6
Cash paid for taxes	10.0	10.6
Non cash investing activities
Acquisition of PPE through capital leases	$8.4	$0.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.
SB/RH HOLDINGS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, unaudited)

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). The notes to the condensed consolidated financial statements that follow include both consolidated SBH and SB/RH notes, unless otherwise indicated below.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is the management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on a balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred, and present those amounts separately as deferred charges. During the three month period ended January 3, 2016, the Company retrospectively applied the adoption of this ASU, resulting in a reclassification of $65.1 million of debt issuance costs as of September 30, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred tax assets and liabilities to be classified as noncurrent on a balance sheet. Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent as the separate current classification results in little to no benefit to users of the financial statements because the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. During the three month period ended January 3, 2016, the Company retrospectively applied the adoption of this ASU, resulting in a reclassification of $44.7 million of current deferred tax assets and $4.6 million of current deferred tax liabilities as of September 30, 2015.

The following is a summary of the reclassifications from the retrospective adoption of the ASUs discussed above, as of September 30, 2015 for SBH and SB/RH, respectively:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
Statement of Financial Position (in millions)	As Reported	Reclassification	As Reclassified	As Reported	Reclassification	As Reclassified
Prepaid expenses and other current assets	$116.8	$(44.7)	$72.1	$116.8	$(44.7)	$72.1
Deferred charges and other	101.7	(59.5)	42.2	101.6	(59.5)	42.1
Other current liabilities	(217.3)	4.6	(212.7)	(216.5)	4.6	(211.9)
Long-term debt, net of current portion	(3,937.2)	65.1	(3,872.1)	(3,937.2)	65.1	(3,872.1)
Deferred taxes (noncurrent liability)	(607.0)	34.5	(572.5)	(607.0)	34.5	(572.5)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Current guidance requires retrospective adjustment of prior periods; the new guidance eliminates this requirement. During the three month period ended January 3, 2016 the Company applied the adoption of this ASU, resulting in the recognition of adjustments to goodwill from the Armored AutoGroup (“AAG”) acquisition. See Note 8 for adjustments to goodwill.

NOTE 3 - ACQUISITIONS

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the A/C PRO brand of do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Condensed Consolidated Statements of Operations and are reported as a separate segment under Global Auto Care for the three month period ended January 3, 2016. Primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, residual goodwill and income taxes.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributer of premium natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the three month period ended January 3, 2016.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), premium brands for dogs and cats. The results of European IAMS and Eukanuba’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the three month period ended January 3, 2016.

Tell Manufacturing -  On October 1, 2014, the Company completed the acquisition of Tell, a manufacturer and distributor of commercial doors, locks and hardware. The results of Tell’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Hardware and Home Improvement segment for the three month periods ended January 3, 2016 and December 28, 2014.

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company during the three month periods ended January 3, 2016 and December 28, 2014:

(in millions)	January 3, 2016	December 28, 2014
Armored AutoGroup	$4.5	$—
HHI Business	2.8	3.1
European IAMS and Eukanuba	1.0	—
Other	1.6	5.0
Total acquisition and integration related charges	$9.9	$8.1

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

HHI Business Rationalization Initiatives – During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global Hardware & Home Improvement operations. Total costs associated with these initiatives are expected to be approximately $15 million, and are anticipated to be incurred through September 30, 2016.

Global Expense Rationalization Initiatives – During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments, and within Corporate. Total costs associated with these initiatives are expected to be approximately $46 million, and are anticipated to be incurred through September 30, 2018.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins. Individually these activities are not substantial, and occur over a shorter time period.

The following table summarizes restructuring and related charges for the three month periods ended January 3, 2016 and December 28, 2014:

(in millions)	January 3, 2016	December 28, 2014
HHI business rationalization initiatives	$(0.7)	$0.2
Global expense rationalization initiatives	1.1	7.2
Other restructuring activities	0.8	—
Total restructuring and related charges	$1.2	$7.4
Reported as:
Cost of goods sold	$0.1	$0.2
Operating expense	1.1	7.2

The following is a summary of restructuring and related charges for the three month periods ended January 3, 2016 and December 28, 2014 by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three months ended January 3, 2016	1.0	0.2	1.2
For the three months ended December 28, 2014	4.9	2.5	7.4
Cumulative costs through January 3, 2016	29.1	28.7	57.8

The following is a rollforward of the accrual related to all restructuring and related activities by cost type for the three month period ended January 3, 2016:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2015	4.3	3.9	8.2
Provisions	1.0	0.2	1.2
Cash expenditures	(3.0)	(3.5)	(6.5)
Non-cash items	—	(0.2)	(0.2)
Accrual balance at January 3, 2016	$2.3	$0.4	$2.7

The following summarizes restructuring and related charges by segment for the three month periods ended January 3, 2016 and December 28, 2014, cumulative costs incurred through January 3, 2016 and future expected costs to be incurred by segment:

	Global		Hardware
	Batteries &	Global Pet	& Home
(in millions)	Appliances	Supplies	Improvement	Corporate	Total
For the three months ended January 3, 2016	$0.3	$0.8	$0.1	$—	$1.2
For the three months ended December 28, 2014	4.8	2.0	0.2	0.4	7.4
Cumulative costs through January 3, 2016	29.5	11.3	14.9	2.1	57.8
Future costs to be incurred	0.7	2.9	—	0.1	3.7

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of January 3, 2016 and September 30, 2015 was $43.6 million and $44.0 million, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 12% and 16% of the Company’s Trade Receivable, at January 3, 2016 and September 30, 2015, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	January 3, 2016	September 30, 2015
Raw materials	$158.6	$132.4
Work-in-process	42.7	37.9
Finished goods	666.4	610.5
	$867.7	$780.8

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	January 3, 2016	September 30, 2015
Land, buildings and improvements	$189.9	$190.9
Machinery, equipment and other	494.7	491.9
Capitalized leases	104.3	97.3
Construction in progress	53.5	51.8
Property, plant and equipment	$842.4	$831.9
Accumulated depreciation	(338.0)	(324.8)
Property, plant and equipment, net	$504.4	$507.1

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and	Global
(in millions)	Appliances	Improvement	Supplies	Garden	Auto Care	Total
Balance, as of September 30, 2015	348.5	699.5	299.6	196.5	932.6	2,476.7
Adjustments	—	—	—	—	(2.4)	(2.4)
Foreign currency impact	(2.4)	(2.3)	(2.0)	—	(0.2)	(6.9)
Balance, as of January 3, 2016	$346.1	$697.2	$297.6	$196.5	$930.0	$2,467.4

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	January 3, 2016			September 30, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$979.9	$(259.8)	$720.1	$985.2	$(247.4)	$737.8
Technology assets	238.5	(84.0)	154.5	238.6	(78.1)	160.5
Tradenames	165.4	(77.5)	87.9	165.4	(73.7)	91.7
Total	$1,383.8	$(421.3)	$962.5	$1,389.2	$(399.2)	$990.0

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	4 - 18 years	11.1 years
Tradenames	8 - 17 years	16.2 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,482.8 million and $1,490.3 million as of January 3, 2016 and September 30, 2015. There was no impairment loss on indefinite-lived trade names for the three month period ended January 3, 2016 or December 28, 2014.

Amortization expense from intangible assets for the three month periods ended January 3, 2016 and December 28, 2014 was $23.6 million and $20.5 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

NOTE 9 - DEBT

Debt consist of the following:

	Spectrum Brands Holdings, Inc.				SB/RH Holdings, LLC
	January 3, 2016		September 30, 2015		January 3, 2016		September 30, 2015
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,223.9	3.5%	$1,226.9	3.9%	$1,223.9	3.5%	$1,226.9	3.9%
CAD Term Loan, variable rate, due June 23, 2022	53.9	4.5%	55.7	4.4%	53.9	4.5%	55.7	4.4%
Euro Term Loan, variable rate, due June 23, 2022	246.3	3.5%	255.8	3.5%	246.3	3.5%	255.8	3.5%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	520.0	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring June 23, 2020	230.0	3.6%	—	—%	230.0	3.6%	—	—%
Other notes and obligations	10.7	10.6%	11.2	10.2%	10.7	10.6%	45.9	4.9%
Obligations under capital leases	93.6	5.6%	88.2	5.7%	93.6	5.6%	88.2	5.7%
Total debt	4,198.4		3,977.8		4,198.4		4,012.5
Unamortized discount on debt	(6.6)		(6.8)		(6.6)		(6.8)
Debt issuance costs	(64.1)		(65.1)		(64.1)		(65.1)
Less current portion	(34.5)		(33.8)		(34.5)		(68.5)
Long-term debt, net of current portion	$4,093.2		$3,872.1		$4,093.2		$3,872.1

The Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, or base rate plus 1.75% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver Facility is subject to either adjusted LIBOR plus 2.75% per annum, or base rate plus 1.75% per annum.  As a result of borrowings and payments under the Revolver Facility, at January 3, 2016, the Company had borrowing availability of $245.3 million, net outstanding letters of credit of $24.7 million.

NOTE 10 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At January 3, 2016 and September 30, 2015, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017.  The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1.2 million, net of tax.  The Company’s interest rate swap derivative financial instruments at January 3, 2016 and September 30, 2015 are as follows:

	January 3, 2016		September 30, 2015
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.3	$300.0	1.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date.  At January 3, 2016, the Company had a series of zinc and brass swap contracts outstanding through September 2017.    The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $3.7 million, net of tax.  The Company had the following commodity swap contracts outstanding as of January 3, 2016 and September 30, 2015.

	January 3, 2016		September 30, 2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	11.6 tons	$22.6	10.8 Tons	$22.2
Brass swap contracts	1.4 tons	$6.5	1.8 Tons	$8.5

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Operations. At January 3, 2016, the Company had a series of foreign exchange derivative contracts outstanding through September 2017.  The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $5.0 million, net of tax.  At January 3, 2016 and September 30, 2015, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $220.5 million and $300.6 million, respectively.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 3, 2016, the Company had a series of forward exchange contracts outstanding through March 2016.  At January 3, 2016 and September 30, 2015, the Company had $160.7 million and $126.8 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At January 3, 2016, the Company had a series of commodity swaps outstanding through August 2016.  The Company had the following commodity swaps outstanding as of January 3, 2016 and September 30, 2015:

	January 3, 2016		September 30, 2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	15.0 troy oz.	$0.2	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	January 3, 2016	September 30, 2015
Derivative Assets
Foreign exchange contracts - designated as hedge	Receivables—Other	$6.7	$5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.8	0.4
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.1	0.4
Total Derivative Assets		$7.6	$6.0
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$1.2	$1.4
Interest rate swaps - designated as hedge	Accrued interest	0.5	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	0.2	0.8
Commodity swaps - designated as hedge	Accounts payable	4.3	4.7
Commodity swaps - designated as hedge	Other long-term liabilities	0.8	0.8
Commodity swaps - not designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	—	1.5
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.1	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.6	0.1
Total Derivative Liabilities		$7.7	$9.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of January 3, 2016 and September 30, 2015.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of January 3, 2016 and September 30, 2015, there was $4.1 million and $3.5 million, respectively, of posted cash collateral related to such liability positions. In addition, as of January 3, 2016 and September 30, 2015, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables in the Condensed Consolidated Statements of Financial Position.

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations for the three month periods ended January 3, 2016 and December 28, 2014, pretax:

	Effective Portion
For the three months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
January 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$0.3	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	(1.0)	Cost of goods sold	(1.4)	Cost of goods sold	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	5.4	Cost of goods sold	2.1	Cost of goods sold	—
Total	$4.6		$0.2		$—

	Effective Portion
For the three months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
December 28, 2014 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.6)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	(1.2)	Cost of goods sold	0.4	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	—	Net sales	—
Foreign exchange contracts	9.4	Cost of goods sold	4.9	Cost of goods sold	—
Total	$7.7		$4.8		$—

The following table summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Operations for the three month periods ended January 3, 2016 and December 28, 2014.

(in millions)	Line Item	January 3, 2016	December 28, 2014
Foreign exchange contracts	Other expense, net	(2.1)	(1.7)
Total		$(2.1)	$(1.7)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.  The Company’s derivative portfolio contains Level 2 instruments. See Note 10, “Derivatives” for additional detail. The fair values of derivative instruments as of January 3, 2016 and September 30, 2015 are as follows:

	January 3, 2016		September 30, 2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$7.6	$7.6	$6.0	$6.0
Derivative Liabilities	$7.7	$7.7	$9.8	$9.8

The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The carrying values and fair values for debt as of January 3, 2016 and September 30, 2015 are as follows:

	January 3, 2016		September 30, 2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - Spectrum Brands Holdings, Inc.	$4,127.7	$4,301.3	$3,905.9	$4,085.8
Total debt - SB/RH Holdings, LLC	$4,127.7	$4,301.3	$3,940.6	$4,120.5

NOTE 12 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three month periods ended January 3, 2016, and December 28, 2014 were as follows:

	U.S Plans		Non U.S. Plans
(in millions)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Service cost	$0.1	$0.1	$0.7	$0.7
Interest cost	0.7	0.8	1.5	1.6
Expected return on assets	(1.1)	(1.2)	(1.2)	(1.3)
Recognized net actuarial loss	0.1	(0.1)	0.4	0.5
Net periodic benefit cost	$(0.2)	$(0.4)	$1.4	$1.5
Weighted average assumptions
Discount rate	4.25%	4.15%	1.75 - 13.81%	2.00 - 13.50%
Expected return on plan assets	7.25%	7.50%	1.75 - 4.53%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three months ended January 3, 2016 and December 28, 2014, were $3.6 million and $2.2 million, respectively.

NOTE 13 - SHARE BASED COMPENSATION

Share based compensation expense for SBH during the three month periods  ended January 3, 2016 and December 28, 2014 was $10.1 million and $5.6 million respectively.  Share based compensation expense for SB/RH during the three month periods ended January 3, 2016 and December 28, 2014 was $8.5 million and $4.8 million respectively.  The remaining unrecognized pre-tax compensation cost at January 3, 2016 was $44.5 million and $39.3 million for SBH and SB/RH, respectively.

During the three month period ended January 3, 2016, the Company granted 0.4 million Restricted Stock Units (“RSUs”), which include 0.1 million units that vested immediately or within 12 months and 0.3 million that are both performance and time-based and vest over a period ranging from one to two years. The total market value of the RSUs on the dates of the grants was $42.1 million and $40.3 million for SBH and SB/RH, respectively. The fair value of RSUs is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s RSUs during the three month period ended January 3, 2016 is as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Non-vested RSUs at September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1
Granted	0.4	95.22	42.1	0.4	95.39	40.3
Forfeited	(0.1)	89.55	(6.2)	(0.1)	89.55	(6.2)
Vested	(0.4)	85.97	(36.0)	(0.3)	85.61	(32.6)
Non-vested RSUs at January 3, 2016	0.5	94.49	$53.1	0.5	95.92	$43.6

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the three month periods ended January 3, 2016 and December 28, 2014 were as follows:

	Foreign		Employee
	Currency	Derivative	Benefit
(in millions)	Translation	Hedging	Plans	Total
Accumulated other comprehensive (loss) income, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Other comprehensive (loss) income before reclassification	(20.5)	4.6	0.8	(15.1)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(0.2)	0.6	0.4
Other comprehensive (loss) income, three months ended January 3, 2016	(20.5)	4.4	1.4	(14.7)
Deferred tax effect	-	(0.9)	(0.3)	(1.2)
Deferred tax valuation allowance	-	0.2	-	0.2
Other comprehensive (loss) income, net of tax	(20.5)	3.7	1.1	(15.7)
Other comprehensive (loss) attributable to non-controlling interest	(0.1)	-	-	(0.1)
Other comprehensive income (loss) attributable to controlling interest	(20.4)	3.7	1.1	(15.6)
Accumulated other comprehensive (loss) income, as of January 3, 2016	$(172.7)	$(0.3)	$(42.7)	$(215.7)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Operations for the three month periods ended January 3, 2016 and December 28, 2014 were as follows:

(in millions)	January 3, 2016	December 28, 2014
Cost of goods sold	$0.3	$0.2
Selling expenses	0.1	0.1
General and administrative expenses	0.2	0.1
Amounts reclassified from accumulated other comprehensive loss	$0.6	$0.4

See Note 10 “Derivatives”, for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 15 - INCOME TAXES

The Company's effective tax rate for the three month periods ended January 3, 2016 and December 28, 2014 were 8.6% and 29.1%, respectively. The Company’s estimated annual effective tax rate applied to this quarter differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowance on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income.  Additionally, the Company recorded U.S. deferred tax expense related to the change in book basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.  For the three month period ended January 3, 2016, the effective tax rate was also reduced $5.8 million for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on the Company’s net deferred tax liabilities.

In December 2015, the Company received a ruling from the Internal Revenue Service which resulted in approximately $87 million of U.S. net operating losses being restored.  As a result of the Company’s U.S. valuation allowance, the increase in net operating losses does not impact the Company’s effective tax rate.

NOTE 16 - SEGMENT INFORMATION

The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing business; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control business and (v) Global Auto Care, which was established through the AAG acquisition on May 21, 2015 and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.

Net sales relating to the segments for the three month periods ended January 3, 2016 and December 28, 2014 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Net sales to external customers (in millions)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Consumer batteries	$252.6	$240.2	$252.6	$240.2
Small appliances	189.9	223.8	189.9	223.8
Personal care	168.8	172.5	168.8	172.5
Global Batteries & Appliances	611.3	636.5	611.3	636.5
Hardware & Home Improvement	282.7	271.2	282.7	271.2
Global Pet Supplies	203.4	120.6	203.4	120.6
Home and Garden	47.7	39.5	47.7	39.5
Global Auto Care	73.7	—	73.7	—
Net sales	$1,218.8	$1,067.8	$1,218.8	$1,067.8

Segment profit does not include corporate expenses, acquisition and integration related charges, restructuring and related charges, impairment charges, interest expense, income tax expense, and other non-operating expenses. Corporate expenses primarily include general and administrative expenses and the cost of stock compensation plans which are evaluated on a consolidated basis and not allocated to the segments. Segment profit in relation to the Company’s reportable segments for the three month periods ended January 3, 2016 and December 28, 2014 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Segment Profit (in millions)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Global Batteries & Appliances	$90.4	$96.6	$90.4	$96.6
Hardware & Home Improvement	44.2	38.9	44.2	38.9
Global Pet Supplies	18.8	5.6	18.8	5.6
Home and Garden	3.6	2.8	3.6	2.8
Global Auto Care	14.1	—	14.1	—
Total segment profit	171.1	143.9	171.1	143.9
Corporate expense	17.5	12.8	15.7	11.8
Acquisition and integration related charges	9.9	8.1	9.9	8.1
Restructuring and related charges	1.2	7.4	1.2	7.4
Interest expense	58.4	44.4	58.4	44.4
Other non-operating expenses, net	3.5	0.7	3.5	0.7
Income from operations before income taxes	$80.6	$70.5	$82.4	$71.5

NOTE 17 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended January 3, 2016 and December 28, 2014 are as follows:

(in millions, except per share amounts)	January 3, 2016	December 28, 2014
Numerator
Net income attributable to controlling interest	$73.6	$49.8
Denominator
Weighted average common shares outstanding - basic	59.2	52.8
Dilutive shares	—	0.3
Weighted average common shares outstanding - diluted	59.2	53.1
Earnings per share
Basic earnings per share	$1.24	$0.94
Diluted earnings per share	$1.24	$0.94
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.3	0.1

NOTE 18 - GUARANTOR STATEMENTS – SB/RH

SBI (“Spectrum Brands, Inc.”) and SB/RH (collectively, the “Parent”), with their domestic subsidiaries as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture. See Note 9, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes and 5.75% Notes.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.3	$3.6	$138.1	$—	$148.0
Trade receivables, net	178.9	82.7	252.2	—	513.8
Intercompany receivables	—	711.6	193.7	(905.3)	—
Other receivables	12.8	14.7	61.6	(2.8)	86.3
Inventories	415.3	162.3	308.2	(18.1)	867.7
Prepaid expenses and other	39.2	8.0	33.3	(0.5)	80.0
Total current assets	652.5	982.9	987.1	(926.7)	1,695.8
Property, plant and equipment, net	232.8	59.7	211.9	—	504.4
Long-term intercompany receivables	550.0	303.6	14.2	(867.8)	—
Deferred charges and other	152.8	0.7	40.2	(154.1)	39.6
Goodwill	910.7	1,152.7	404.0	—	2,467.4
Intangible assets, net	1,387.7	641.5	416.1	—	2,445.3
Investments in subsidiaries	3,195.9	1,130.4	(2.9)	(4,323.4)	—
Total assets	$7,082.4	$4,271.5	$2,070.6	$(6,272.0)	$7,152.5
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$18.3	$—	$16.2	$—	$34.5
Accounts payable	178.1	39.1	203.7	—	420.9
Intercompany accounts payable	804.7	—	41.6	(846.3)	—
Accrued wages and salaries	27.4	6.6	39.2	—	73.2
Accrued interest	57.6	—	0.1	—	57.7
Other current liabilities	75.6	22.9	110.6	(3.6)	205.5
Total current liabilities	1,161.7	68.6	411.4	(849.9)	791.8
Long-term debt, net of current portion	4,065.1	—	28.1	—	4,093.2
Long-term intercompany debt	15.7	578.7	332.2	(926.6)	—
Deferred income taxes	198.9	422.1	98.5	(156.4)	563.1
Other long-term liabilities	26.1	6.2	70.0	—	102.3
Total liabilities	5,467.5	1,075.6	940.2	(1,932.9)	5,550.4
Shareholder's equity:
Other equity	2,031.6	1,176.2	69.6	(1,308.7)	1,968.7
Accumulated (deficit) earnings	(200.8)	2,211.6	1,198.8	(3,410.2)	(200.6)
Accumulated other comprehensive (loss) income	(215.9)	(191.9)	(187.7)	379.8	(215.7)
Total shareholder's equity	1,614.9	3,195.9	1,080.7	(4,339.1)	1,552.4
Non-controlling interest	—	—	49.7	—	49.7
Total equity	1,614.9	3,195.9	1,130.4	(4,339.1)	1,602.1
Total liabilities and shareholder's equity	$7,082.4	$4,271.5	$2,070.6	$(6,272.0)	$7,152.5

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	36.1	2.2	33.0	0.8	72.1
Total current assets	801.5	926.4	1,066.6	(1,107.0)	1,687.5
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	154.8	14.1	35.3	(162.1)	42.1
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$53.4	$—	$15.1	$—	$68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.5	106.0	(0.1)	211.9
Total current liabilities	971.9	77.4	489.5	(478.0)	1,060.8
Long-term debt, net of current portion	3,848.8	—	23.3	—	3,872.1
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	202.1	440.5	94.2	(164.3)	572.5
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,072.9	1,105.4	1,073.0	(1,630.4)	5,620.9
Shareholder's equity:
Other equity	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholder's equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and shareholder's equity	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7

Statement of Operations		Guarantor	Nonguarantor
Three month period ended January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$632.0	$190.9	$734.3	$(338.4)	$1,218.8
Cost of goods sold	436.1	135.9	543.0	(337.0)	778.0
Restructuring and related charges	—	—	0.1	—	0.1
Gross profit	195.9	55.0	191.2	(1.4)	440.7
Selling	75.9	21.0	90.6	(0.4)	187.1
General and administrative	51.9	14.7	17.9	—	84.5
Research and development	8.7	1.3	3.8	—	13.8
Acquisition and integration related charges	6.4	0.8	2.7	—	9.9
Restructuring and related charges	0.8	0.1	0.2	—	1.1
Total operating expense	143.7	37.9	115.2	(0.4)	296.4
Operating income (loss)	52.2	17.1	76.0	(1.0)	144.3
Interest expense	48.3	5.5	4.6	—	58.4
Other non-operating (income) expense, net	(71.9)	(47.3)	3.7	119.0	3.5
Income from operations before income taxes	75.8	58.9	67.7	(120.0)	82.4
Income tax expense (benefit)	0.3	(3.7)	10.3	—	6.9
Net income (loss)	75.5	62.6	57.4	(120.0)	75.5
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income (loss) attributable to controlling interest	$75.5	$62.6	$57.3	$(120.0)	$75.4

Statement of Operations		Guarantor	Nonguarantor
Three month period ended December 28, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$258.5	$359.7	$673.3	$(223.7)	$1,067.8
Cost of goods sold	188.7	240.5	491.2	(223.0)	697.4
Restructuring and related charges	—	—	0.2		0.2
Gross profit	69.8	119.2	181.9	(0.7)	370.2
Selling	23.2	55.3	81.3	—	159.8
General and administrative	21.4	33.8	12.1	—	67.3
Research and development	4.9	3.0	3.3	—	11.2
Acquisition and integration related charges	4.0	2.9	1.2	—	8.1
Restructuring and related charges	3.6	1.9	1.7	—	7.2
Total operating expense	57.1	96.9	99.6	—	253.6
Operating income (loss)	12.7	22.3	82.3	(0.7)	116.6
Interest expense	38.4	(0.1)	6.1	—	44.4
Other non-operating (income) expense, net	(67.5)	(59.5)	0.5	127.2	0.7
Income from operations before income taxes	41.8	81.9	75.7	(127.9)	71.5
Income tax expense (benefit)	(9.2)	12.7	17.2	(0.2)	20.5
Net income (loss)	51.0	69.2	58.5	(127.7)	51.0
Net income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Net income (loss) attributable to controlling interest	$50.8	$69.0	$58.3	$(127.3)	$50.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$75.5	$62.6	$57.4	$(120.0)	$75.5
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(20.4)	(20.5)	(20.4)	40.8	(20.5)
Unrealized gain (loss) on derivative instruments	3.7	2.7	2.7	(5.4)	3.7
Defined benefit pension gain (loss)	1.1	1.1	1.1	(2.2)	1.1
Other comprehensive (loss) income	(15.6)	(16.7)	(16.6)	33.2	(15.7)
Comprehensive income (loss)	59.9	45.9	40.8	(86.8)	59.8
Comprehensive (loss) attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to controlling interest	$59.9	$45.9	$40.9	$(86.8)	$59.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended December 28, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$51.0	$69.2	$58.5	$(127.7)	$51.0
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(34.5)	(34.7)	(34.7)	69.4	(34.5)
Unrealized gain (loss) on derivative instruments	1.9	2.8	3.1	(5.9)	1.9
Defined benefit pension gain (loss)	1.1	1.0	1.0	(2.0)	1.1
Other comprehensive (loss) income	(31.5)	(30.9)	(30.6)	61.5	(31.5)
Comprehensive income (loss)	19.5	38.3	27.9	(66.2)	19.5
Comprehensive income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to controlling interest	$19.3	$38.1	$27.7	$(65.8)	$19.3

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(668.5)	$52.4	$(76.8)	$454.7	$(238.2)
Cash flows from investing activities
Purchases of property, plant and equipment	(8.5)	(3.3)	(5.6)	—	(17.4)
Proceeds from sales of property, plant and equipment	0.1	—	—	—	0.1
Net cash used by investing activities	(8.4)	(3.3)	(5.6)	—	(17.3)
Cash flows from financing activities
Proceeds from issuance of debt	230.0	—	—	—	230.0
Payment of debt	(40.6)	—	(0.1)	—	(40.7)
Payment of debt issuance costs	(1.1)	—	—	—	(1.1)
Payment of cash dividends to parent	(29.5)	—	—	—	(29.5)
Advances related to intercompany transactions	511.4	(54.1)	(2.6)	(454.7)	—
Net cash provided (used) by financing activities	670.2	(54.1)	(2.7)	(454.7)	158.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.1)	—	(3.1)
Net (decrease) in cash and cash equivalents	(6.7)	(5.0)	(88.2)	—	(99.9)
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$6.3	$3.6	$138.1	$—	$148.0

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended December 28, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(91.2)	$43.3	$(436.9)	$331.5	$(153.3)
Cash flows from investing activities				—
Purchases of property, plant and equipment	(4.9)	(5.2)	(4.1)	—	(14.2)
Business acquisitions, net of cash acquired	—	(29.2)	—	—	(29.2)
Proceeds from sales of property, plant and equipment	1.1	—	—	—	1.1
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(3.8)	(34.4)	(5.0)	—	(43.2)
Cash flows from financing activities
Proceeds from issuance of debt	435.4	—	8.4	—	443.8
Payment of debt	—	—	(1.8)	—	(1.8)
Payment of debt issuance costs	(6.1)	—	—	—	(6.1)
Payment of cash dividends to parent	(15.9)	—	—	—	(15.9)
Share based tax withholding payments, net of proceeds upon vesting	(1.7)	—	—	—	(1.7)
Advances related to intercompany transactions	(18.9)	(11.9)	362.3	(331.5)	—
Net cash provided (used) by financing activities	392.8	(11.9)	368.9	(331.5)	418.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.3)	—	(6.3)
Net increase (decrease) in cash and cash equivalents	297.8	(3.0)	(79.3)	—	215.5
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$302.6	$8.2	$97.6	$—	$408.4

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless the context indicates otherwise, the term the “Company,” “Spectrum,” “we,” “our,” or “us” are used to refer to Spectrum Brands Holdings, Inc. and its subsidiaries and SB/RH Holdings, LLC and its subsidiaries, collectively.

Business Overview

We are a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America, Europe, Middle East & Africa (“MEA”), Latin America and Asia-Pacific regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances, (ii) Hardware & Home Improvement, (iii) Global Pet Supplies, (iv) Home and Garden and (v) Global Auto Care. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 16, “Segment Information” of Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments. The following table summarizes the respective product types, brands, and regions for each of the segments:

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
(1)

On May 21, 2015, the Company acquired Armored AutoGroup Parent, Inc. (“AAG”).  For more information pertaining to the AAG acquisition, see Note 3, “Acquisitions” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Acquisitions

The application of acquisition accounting as a result of business combinations can significantly affect certain assets, liabilities and expenses. There have been no acquisitions in the three month period ended January 3, 2016. See Note 3, “Acquisitions” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding acquisition activity. The following recent acquisitions during the year ended September 30, 2015 have significant impact on the comparability of the condensed consolidated financial statements.

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of Armored AutoGroup (“AAG”), a consumer products company consisting primarily of Armor All branded appearance products, STP branded performance chemicals, and A/C PRO branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three month period ended January 3, 2016. AAG is reported as a separate segment, Global Auto Care.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three month period ended January 3, 2016, and as part of the Global Pet Supplies segment.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), including its premium brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three month period ended January 3, 2016, and as part of the Global Pet Supplies segment.

Tell Manufacturing - On October 1, 2014, the Company completed the acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks and hardware. The results of Tell’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three month periods ended January 3, 2016 and December 28, 2014, and as part of the Hardware and Home Improvement segment.

Refinancing Activity

There was no significant financing activity during the three month period ended January 3, 2016. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding debt. The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

During the year ended September 30, 2015, we refinanced a portion of our debt to extend maturities and reduce borrowing costs. On May 20, 2015, in connection with the acquisition of AAG, we issued $1,000 million aggregate principal amount of 5.75% unsecured notes due July 15, 2025 (the “5.75% Notes”). On June 23, 2015, we entered into term loan facilities pursuant to a Senior Credit Agreement consisting of: (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020. The proceeds from the Term Loans and draws on the Revolver Facility were used to repay our then-existing senior term credit facility, repay previously held 6.75% senior unsecured notes due 2020, repay and replace our then-existing asset based revolving loan facility and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Consolidated Results of Operations

Three Month Period Ended January 3, 2016 Compared to Three Month Period Ended December 28, 2014

Net Sales. Net sales for the three month period ended January 3, 2016 increased $151.0 million to $1,218.8 million from $1,067.8 million in the three month period ended December 28, 2014, a 14.1% increase. The following table sets forth our net sales by segment for the three month periods ended January 3, 2016 and December 28, 2014, and the principle components of change in net sales from the three month period ended December 28, 2014 to the three month period ended January 3, 2016:

(in millions)	January 3, 2016	December 28, 2014
Consumer batteries	$252.6	$240.2
Small appliances	189.9	223.8
Personal care	168.8	172.5
Global Batteries & Appliances	611.3	636.5
Hardware & Home Improvement	282.7	271.2
Global Pet Supplies	203.4	120.6
Home and Garden	47.7	39.5
Global Auto Care	73.7	—
Net sales	$1,218.8	$1,067.8

Net Sales
Quarter Ended December 28, 2014 Net Sales	$1,067.8
Addition of global auto care	73.7
Increase in global pet supplies	86.7
Increase in batteries	35.9
Increase in hardware and home improvement	16.2
Increase in personal care	12.3
Increase in home & garden	8.2
Decrease in small appliances	(20.6)
Foreign currency impact, net	(61.4)
Quarter Ended January 3, 2016 Net Sales	$1,218.8

Global consumer battery sales increased $12.4 million, or 5.2%, during the three month period ended January 3, 2016 compared to the three month period ended December 28, 2014. Excluding the negative impact of foreign exchange of $23.5 million, sales increased $35.9 million. The constant currency increase was attributable to increases in North America, Europe, Latin America, and Asia-Pacific of $12.7 million, $19.3 million, $3.4 million, and $0.5 million, respectively. Increase in North America battery sales was driven by increases in alkaline battery sales of $13.8 million due to increased volumes with existing retailers and timing of holiday sales; offset by slight decrease in sales for specialty batteries and lights of $1.1 million. The European battery sales increase was attributable to increased alkaline batteries sales of $14.1 million from increased volumes of branded product from holiday promotions and gains with private label customers; increased specialty battery sales of $2.7 million from existing customers and higher sales volume of hearing aid batteries; and increased light sales of $2.5 million from promotional activity and introduction of new products. The increase in Latin America battery sales was attributable to an increase of alkaline battery sales and specialty battery sales from increased volumes with existing customers.

Small appliance sales decreased $33.9 million, or 15.1%, during the three month period ended January 3, 2016 compared to the three month period ended December 28, 2014, which included a $13.3 million negative foreign exchange impact. Excluding foreign exchange, small appliance sales decreased $20.6 million. The constant currency decrease in small appliances was primarily attributable to decreased sales in North America of $24.8 million partially offset by increased sales in Europe of $4.4 million. The decline in North America sales was due to softer volumes within the product category and increased competitor discounting during the holiday season. Soft retail sales were partially mitigated by increases in sales through e-commerce channels. Increase in European sales was due to increased volumes through expanded product listings with current customers.

Personal care sales decreased $3.7 million, or 2.1%, during the three month period ended January 3, 2016 compared to the three month period ended December 28, 2014, which included $16.0 million of negative foreign exchange impact. Excluding foreign exchange, sales increased $12.3 million. The constant currency sales increases were attributable to increases in North America, Europe, Latin America and Asia-Pacific of $3.5 million, $2.4 million, $3.1 million, and $3.3 million, respectively. The increase in North America sales was due to expansion with new retail customers. The European sales increase was due to continued expansion in Eastern European markets and increased promotional volumes. The increase in Latin America sales was attributable to growth and new customer gains throughout the region combined with increased promotions. The increase in

Asia-Pacific sales was due to increased promotions and new product introductions primarily within the Australia/New Zealand markets.

Hardware and home improvement sales increased $11.5 million, or 4.2%, during the three month period ended January 3, 2016 compared to the three month period ended December 28, 2014, which included negative foreign exchange impact of $4.7 million. On a constant currency basis, sales increased $16.2 million. The increase in sales was primarily attributable to higher sales of security and plumbing products, consisting of $20.7 million increase in domestic sales from new product initiatives and increased sales volumes with both retail and non-retail customers, offset by a reduction of $8.0 million in sales for the planned exit of unprofitable businesses and expiration of a customer tolling agreement.

Global pet supplies sales increased $82.8 million, or 68.7%, during the three month period ended January 3, 2016 compared to the three month period ended December 28, 2014, which included negative foreign exchange impact of $3.9 million and incremental sales of $44.2 million and $27.0 million from the acquisitions of European IAMS and Eukanuba, and Salix, respectively. On a constant currency basis and excluding impact from acquisitions, sales increased $15.5 million primarily due to an increase in companion animal sales of $8.7 million and an increase in aquatic sales of $6.8 million, predominantly attributable to North American stronger rawhide and stain and odor product categories, and timing of holiday shipments.

Home and garden sales increased $8.2 million, or 20.8%, during the three month period ended January 3, 2016 compared to the three month period ended December 28, 2014. The sales gain was attributable to increases in lawn and garden control products of $6.5 million, household insect controls of $1.4 million and animal repellents of $0.3 million as a result of increased volumes due to warmer weather extending the outdoor season coupled with the timing of seasonal inventory sales to retailers earlier than in the prior year.

Gross Profit. Gross profit and gross profit margin for the three month period ended January 3, 2016 was $440.7 million and 36.2%, respectively, versus $370.2 million and 34.7%, respectively, for the three month period ended December 28, 2014. The increase in gross profit was attributable to an increase in sales and the improvement in gross profit margin was primarily attributable to margins contributed by the AAG acquisition, a shift towards higher margin sales and continuing cost improvements.

Operating Expenses. Operating expenses for the three month period ended January 3, 2016 were $298.2 million compared to $254.6 million for the three month period ended December 28, 2014. The increase of $43.6 million was primarily attributable to the increase in selling and general and administrative expenses of $45.3 million, offset by reductions in restructuring and related charges of $6.1 million. The increase in selling and general and administrative expenses was due to increased costs from acquired businesses during the year ended September 30, 2015 discussed previously, and increase in share based compensation.

Interest Expense. Interest expense for the three month period ended January 3, 2016 was $58.4 million compared to $44.4 million for the three month period ended December 28, 2014. The increase of $14.0 million was directly attributable to the incremental borrowings associated with the AAG acquisition and other refinancing activity during the year ended September 30, 2015 previously discussed.  See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional information regarding our outstanding debt.

Income Taxes.  Our effective tax rate was 8.6% for the three month period ended January 3, 2016 compared to 29.1% for the three month period ended December 28, 2014. Our estimated annual effective tax rate applied to this quarter differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowances on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. Additionally, we recorded U.S. deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.  For the three month period ended January 3, 2016, the effective tax rate was also reduced $5.8 million for non-recurring items related to the impact of law changes and changes in state deferred tax rates on our net deferred tax liabilities.

In December 2015, the Company received a ruling from the Internal Revenue Service which resulted in approximately $87 million of U.S. net operating losses being restored.  As a result of the Company’s U.S. valuation allowance, the increase in net operating losses does not impact the Company’s effective tax rate.

Segment Financial Data

The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Hardware & Home Improvement; (iii) Global Pet Supplies; (vi) Home and Garden and (v) Global Auto Care.  See Note 16, “Segment Information,” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information pertaining to segments.

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

EBITDA and Adjusted EBITDA. The Company defines EBITDA as net income (loss) before interest expense, income tax expense, and depreciation and amortization expense. The Company defines Adjusted EBITDA as EBITDA, excluding share-based compensation, acquisition and integration related charges, restructuring and related charges, purchase accounting fair value adjustments, and other items that are unusual in nature or not comparable from period to period.

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

While we believe that EBITDA and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results. Below are reconciliations of net income (loss) to EBITDA and Adjusted EBITDA for each segment and both the consolidated SBH group and SB/RH group, for the three month periods ended January 3, 2016 and December 28, 2014:

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
For the Quarter Ended January 3, 2016
Net income (loss)	$87.7	$41.4	$16.0	$3.3	$8.8	$(83.5)	$73.7
Income tax expense(1)	—	—	—	—	—	6.9	6.9
Interest expense(1)	—	—	—	—	—	58.4	58.4
Depreciation and amortization	17.3	9.3	10.7	3.4	5.9	—	46.6
EBITDA	105.0	50.7	26.7	6.7	14.7	(18.2)	185.6
Share based compensation	—	—	—	—	—	10.1	10.1
Acquisition and integration related charges	0.3	2.9	1.8	0.2	4.5	0.2	9.9
Restructuring and related charges	0.2	0.1	0.7	0.2	—	—	1.2
Other(2)	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$105.5	$53.7	$29.2	$7.1	$19.2	$(7.6)	$207.1
For the Quarter Ended December 28, 2014
Net income (loss)	$88.2	$38.5	$2.7	$0.9	$—	$(80.3)	$50.0
Income tax expense(1)	—	—	—	—	—	20.5	20.5
Interest expense(1)	—	—	—	—	—	44.4	44.4
Depreciation and amortization	17.5	10.6	7.8	3.2	—	—	39.1
EBITDA	105.7	49.1	10.5	4.1	—	(15.4)	154.0
Share based compensation	—	—	—	—	—	5.4	5.4
Acquisition and integration related charges	1.6	1.8	0.4	1.9	—	2.4	8.1
Restructuring and related charges	4.8	0.2	2.1	—	—	0.3	7.4
Other(2)	—	0.8	—	—	—	0.1	0.9
Adjusted EBITDA	$112.1	$51.9	$13.0	$6.0	$—	$(7.2)	$175.8

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SB/RH HOLDINGS, LLC (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
For the Quarter Ended January 3, 2016
Net income (loss)	$87.7	$41.4	$16.0	$3.3	$8.8	$(81.7)	$75.5
Income tax expense(1)	—	—	—	—	—	6.9	6.9
Interest expense(1)	—	—	—	—	—	58.4	58.4
Depreciation and amortization	17.3	9.3	10.7	3.4	5.9	—	46.6
EBITDA	105.0	50.7	26.7	6.7	14.7	(16.4)	187.4
Share based compensation	—	—	—	—	—	8.5	8.5
Acquisition and integration related charges	0.3	2.9	1.8	0.2	4.5	0.2	9.9
Restructuring and related charges	0.2	0.1	0.7	0.2	—	—	1.2
Other(2)	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$105.5	$53.7	$29.2	$7.1	$19.2	$(7.4)	$207.3
For the Quarter Ended December 28, 2014
Net income (loss)	$88.2	$38.5	$2.7	$0.9	$—	$(79.3)	$51.0
Income tax expense(1)	—	—	—	—	—	20.5	20.5
Interest expense(1)	—	—	—	—	—	44.4	44.4
Depreciation and amortization	17.5	10.6	7.8	3.2	—	—	39.1
EBITDA	105.7	49.1	10.5	4.1	—	(14.4)	155.0
Share based compensation	—	—	—	—	—	4.6	4.6
Acquisition and integration related charges	1.6	1.8	0.4	1.9	—	2.4	8.1
Restructuring and related charges	4.8	0.2	2.1	—	—	0.3	7.4
Other(2)	—	0.8	—	—	—	0.1	0.9
Adjusted EBITDA	$112.1	$51.9	$13.0	$6.0	$—	$(7.0)	$176.0

___________________________

(1)

The Company’s policy is to reflect income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate/Unallocated Items.

(2)	For the three month periods ended January 3, 2016, and December 28, 2014, other includes costs associated with exiting a key executive, coupled with onboarding a key executive.

Global Batteries & Appliances

(in millions)	January 3, 2016	December 28, 2014
Net Sales	$611.3	$636.5
Segment Profit	$90.4	$96.6
Segment Profit as a % of net sales	14.8%	15.2%
Adjusted EBITDA	$105.5	$112.1

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit in the three month period ended January 3, 2016 decreased to $90.4 million from $96.6 million in the three month period ended December 28, 2014, driven by decrease in small appliances sales previously discussed; partially tempered by product cost improvement initiatives. Segment profitability as a percentage of net sales decreased to 14.8% in the three month period ended January 3, 2016 compared to 15.2% in the three month period ended December 28, 2014 as a result of unfavorable foreign currency transactions, which was partially tempered by cost improvement initiatives and product mix.

Segment Adjusted EBITDA in the three month period ended January 3, 2016 decreased to $105.5 million from $112.1 million in the three month period ended December 28, 2014. The decrease in segment Adjusted EBITDA was driven by the decrease in net sales and segment profitability discussed above.

Hardware & Home Improvement

(in millions)	January 3, 2016	December 28, 2014
Net Sales	$282.7	$271.2
Segment Profit	$44.2	$38.9
Segment Profit as a % of net sales	15.6%	14.3%
Adjusted EBITDA	$53.7	$51.9

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit in the three month period ended January 3, 2016 increased to $44.2 million from $38.9 million in the three month period ended December 28, 2014. Segment profitability as a percentage of net sales increased to 15.6% in the three month period ended January 3, 2016, versus 14.3% in the three month period ended December 28, 2014. The increase in segment profit was primarily driven by the increase in net sales previously discussed, while the increase in segment profit as a percentage of net sales were attributed to product cost improvement programs and the exit of low margin sales.

Segment Adjusted EBITDA was $53.7 million in the three month period ended January 3, 2016 versus $51.9 million in the three month period ended December 28, 2014. The increase in Segment Adjusted EBITDA was due to the previously discussed increase in net sales and segment profitability discussed above and operating expense control initiatives.

Global Pet Supplies

(in millions)	January 3, 2016	December 28, 2014
Net Sales	$203.4	$120.6
Segment Profit	$18.8	$5.6
Segment Profit as a % of net sales	9.2%	4.6%
Adjusted EBITDA	$29.2	$13.0

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit increased to $18.8 million in the three month period ended January 3, 2016 compared to $5.6 million in the three month period ended December 28, 2014 and segment profitability as a percentage of net sales in the three month period ended January 3, 2016 increased to 9.2% from 4.6% in the three month period ended December 28, 2014.  The increase in segment profit was driven by the sales increase and acquisitions previously discussed. The increase in segment profit as a percentage of net sales was driven by the acquisitions previously discussed along with enhanced product mix and pricing.

Segment Adjusted EBITDA in the three month period ended January 3, 2016 increased to $29.2 million from $13.0 million in the three month period ended December 28, 2014. The increase in Segment Adjusted EBITDA was primarily due to increases of $5.7 million and $4.6 million from the European IAMS and Eukanuba and Salix acquisitions, respectively.

Home and Garden

(in millions)	January 3, 2016	December 28, 2014
Net Sales	$47.7	$39.5
Segment Profit	$3.6	$2.8
Segment Profit as a % of net sales	7.5%	7.1%
Adjusted EBITDA	$7.1	$6.0

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profitability in the three month period ended January 3, 2016 increased to $3.6 million from $2.8 million in the three month period ended December 28, 2014. Segment profit as a percentage of net sales in the three month period ended January 3, 2016 increased to 7.5% from 7.1% last year. The increase in segment profit and profit as a percentage of net sales was due to the increase in sales volumes along with improved product mix.

Segment Adjusted EBITDA in the three month period ended January 3, 2016 increased to $7.1 million from $6.0 million in the quarter ended December 28, 2014. The increases in segment Adjusted EBITDA were driven by the increase in segment profit previously discussed.

Global Auto Care

(in millions)	January 3, 2016
Net Sales	$73.7
Segment Profit	$14.1
Segment Profit as a % of net sales	19.1%
Adjusted EBITDA	$19.2

Results of the AAG business, reported as a separate business segment, Global Auto Care, relate to operations subsequent to the acquisition date, May 21, 2015.

Liquidity and Capital Resources

Operating Activities

The following is a summary of the Company’s cash flows for the three month periods ended January 3, 2016 and December 28, 2014:

	Spectrum Holdings, Inc.		SB/RH Holdings, LLC
(in millions)	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Net cash used by operating activities	$(223.5)	$(146.6)	$(238.2)	$(153.3)
Net cash used by investing activities	$(17.3)	$(43.2)	$(17.3)	$(43.2)
Net cash provided by financing activities	$158.0	$409.9	$158.7	$418.3
Effect of exchange rate changes on cash and cash equivalents	$(3.1)	$(6.3)	$(3.1)	$(6.3)

Spectrum Brands Holdings, Inc.

Net cash used by operating activities

The $76.9 million increase in cash used by operating activities for the three month period ended January 3, 2016 was primarily due to: (i) cash generated from higher Adjusted EBITDA of $31.3 million; (ii) decrease in cash paid for taxes of $0.7 million; (iii) decrease in cash paid for restructuring and related charges of $1.3 million; and (iv) decrease in cash paid for acquisition and integration costs of $1.8 million; offset by (i) increased cash paid for interest of $6.0 million; and (ii) $106.0 million of incremental use of cash for working capital driven by higher inventory, higher receivables, lower accounts payable and accrued expenses.

Net cash used by investing activities

The $25.9 million decrease in cash used by investing activities during the three month period ended January 3, 2016 was primarily attributable to the cash used for acquisitions of $29.2 million, net of cash, during the quarter ended December 28, 2014 for the acquisition of Tell; partially offset by the increase in purchases of property, plant and equipment of $3.2 million.

Net cash provided by financing activities

Net cash provided by financing activities of $158.0 million for the three month period ended January 3, 2016 consisted of (i) $230 million net proceeds from the Revolver Facility; (ii) $5.9 million of payments on debt; (iii) payment of debt issuance costs of $1.1 million; (iv) cash dividends of $19.5 million; (v) treasury stock purchases of $40.2 million and (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $5.3 million, net of proceeds upon vesting.

Net cash provided by financing activities of $409.9 million for the three month period ended December 28, 2014 consisted of (i) proceeds related to the issuance of debt of $250.0 million of unsecured notes, $185.4 million of Euro Term Loan Tranche B and $8.5 of other debt financing ; (ii) $1.8 million of payments on debt; (iii) payment of debt issuance costs of $6.1 million; (iv) cash dividends of $15.9 million; (v) treasury stock purchases of $8.5 million; and (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $1.7 million, net of proceeds upon vesting.

SB/RH Holdings, LLC

Net cash used by operating activities

The $84.9 million increase in cash used by operating activities from SB/RH Holdings, LLC for the three month period ended January 3, 2016, were primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash used by investing activities

The $25.9 million decrease in cash used by investing activities from SB/RH Holdings, LLC for the three month period ended January 3, 2016, were primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash provided by financing activities

Net cash provided by financing activities of $158.7 million for the three month period ended January 3, 2016 consisted of (i) $230 million net proceeds from the Revolver Facility; (ii) $40.7 million of payments on debt; (iii) payment of debt issuance costs of $1.1 million; and (iv) cash dividends to parent of $29.5 million.

Net cash provided by financing activities of $418.3 million for the three month period ended December 28, 2014 consisted of (i) proceeds related to the issuance of debt of $250.0 million of unsecured notes, $185.4 million of Euro Term Loan Tranche B and $8.4 of other debt financing ; (ii) $1.8 million of payments on debt; (iii) payment of debt issuance costs of $6.1 million; (iv) cash dividends of $15.9 million; and (v) a use to pay share-based tax withholdings of employees for vested stock awards of $1.7 million, net of proceeds upon vesting.

Capital Expenditures

Capital expenditures for the Company totaled $17.4 million and $14.2 million for the three month periods ended January 3, 2016, and December 28, 2014, respectively. We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return innovation and cost reduction projects slightly above historical levels.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $46.6 million and $38.9 million for the three months ended January 3, 2016, and December 28, 2014, respectively. The increase in depreciation and amortization of $7.7 million for the three month period ended January 3, 2016 was due to the recognition of property, plant and equipment and definite lived intangible assets from the acquisitions of AAG, European IAMS and Eukanuba, and Salix.

Indebtedness

Refer to Note 9, “Debt” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information. At January 3, 2016, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.125% Notes, and the indenture governing the 5.75% Notes.

Credit Ratings

The Company’s access to the capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Equity

During the three month period ended January 3, 2016, SBH granted 0.4 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $42.1 million, which represented unearned share based compensation. Such unearned compensation is amortized to expense over the appropriate vesting period. See Note 13, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. During the three month period ended January 3, 2016, SBH repurchased 0.4 million shares.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the three month period ended January 3, 2016.  For additional information, refer to Note 9 and Note 10 to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Item 4.    Controls and Procedures

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended January 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in prior periods, we are in the process of integrating the operations and processes of AAG as a result of our acquisition on May 21, 2015. We will continue to evaluate and monitor these processes as we integrate AAG into our control environment.

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

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended January 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed in prior periods, we are in the process of integrating the operations and processes of AAG as a result of our acquisition on May 21, 2015. We will continue to evaluate and monitor these processes as we integrate AAG into our control environment.

Limitations on the Effectiveness of Controls. SB/RH Holdings’ management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the SB/RH Holdings’ disclosure controls and procedures or SB/RH Holdings’ internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SB/RH Holidngs have been detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business. We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at January 3, 2016, there has been no material change to this information.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 3, 2016, we did not sell any equity securities that were not registered under the Securities Act. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. The following table reflects all shares repurchased inclusive of the common stock repurchase program discussed above.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2015	130,000	$98.18	130,000	287,236,600
October 1 to October 31, 2015	235,900	93.88	235,900	265,091,371
November 1 to November 30, 2015	192,800	93.89	192,800	246,989,425
December 1, 2015 to January 3, 2016	—	—	—	246,989,425
As of January 3, 2016	558,700	$94.88	558,700	246,989,425

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2016
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2016
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1

David Maura Employment Agreement, dated January 20, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on January 21, 2016 (File No. 001-34757)).

Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*

Exhibit 31.3

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC.*

Exhibit 31.4

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC.*
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. – SB/RH Holdings, LLC.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”