Form 10-Q
period 2016-04-03
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2016-05-05
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

As of May 2, 2016, there were outstanding 59,402,165 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

April 3, 2016 and September 30, 2015

(in millions, unaudited)

	April 3, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$133.3	$247.9
Trade receivables, net	557.2	498.8
Other receivables	78.7	87.9
Inventories	924.4	780.8
Prepaid expenses and other current assets	85.7	72.1
Total current assets	1,779.3	1,687.5
Property, plant and equipment, net	528.9	507.1
Deferred charges and other	39.0	42.2
Goodwill	2,483.4	2,476.7
Intangible assets, net	2,432.4	2,480.3
Total assets	$7,263.0	$7,193.8
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$34.7	$33.8
Accounts payable	472.2	620.6
Accrued wages and salaries	79.0	96.5
Accrued interest	54.1	63.3
Other current liabilities	180.8	212.7
Total current liabilities	820.8	1,026.9
Long-term debt, net of current portion	4,069.1	3,872.1
Deferred income taxes	563.8	572.5
Other long-term liabilities	105.8	115.5
Total liabilities	5,559.5	5,587.0
Commitments and contingencies
Shareholders' equity:
Common stock	0.6	0.6
Additional paid-in capital	2,054.9	2,033.6
Accumulated deficit	(99.1)	(205.5)
Accumulated other comprehensive loss, net of tax	(191.0)	(200.1)
Treasury stock, at cost	(105.8)	(65.5)
Total shareholders' equity	1,659.6	1,563.1
Noncontrolling interest	43.9	43.7
Total equity	1,703.5	1,606.8
Total liabilities and equity	$7,263.0	$7,193.8

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 3, 2016 and March 29, 2015

(in millions, except per share figures, unaudited)

	Three Months Ended		Six Months Ended

	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net sales	$1,209.6	$1,067.0	$2,428.4	$2,134.8
Cost of goods sold	746.6	692.1	1,524.6	1,389.5
Restructuring and related charges	0.2	0.2	0.3	0.4
Gross profit	462.8	374.7	903.5	744.9
Selling	189.5	173.1	376.6	332.9
General and administrative	95.6	84.3	181.9	152.6
Research and development	14.5	12.8	28.3	24.0
Acquisition and integration related charges	13.3	11.9	23.2	20.0
Restructuring and related charges	1.4	4.2	2.5	11.4
Total operating expenses	314.3	286.3	612.5	540.9
Operating income	148.5	88.4	291.0	204.0
Interest expense	57.5	49.2	115.9	93.6
Other non-operating expense, net	0.8	3.2	4.3	3.9
Income from operations before income taxes	90.2	36.0	170.8	106.5
Income tax expense	14.9	8.1	21.8	28.6
Net income	75.3	27.9	149.0	77.9
Net income attributable to non-controlling interest	0.1	0.1	0.2	0.3
Net income attributable to controlling interest	$75.2	$27.8	$148.8	$77.6
Earnings Per Share
Basic earnings per share	$1.27	$0.52	$2.51	$1.46
Diluted earnings per share	1.26	0.52	2.50	1.46
Dividends per share	0.38	0.33	0.71	0.63
Weighted Average Shares Outstanding
Basic	59.4	53.3	59.3	53.0
Diluted	59.5	53.3	59.4	53.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended April 3, 2016 and March 29, 2015

(in millions, unaudited)

	Three Months Ended		Six Months Ended

	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net income	$75.3	$27.9	$149.0	$77.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	28.2	(43.6)	7.7	(78.1)
Unrealized (loss) gain on hedging derivatives, net tax of $3.2, $(0.9), $2.5 and $(1.9), respectively	(2.9)	1.4	0.8	3.4
Defined benefit pension (loss) gain, net tax of $0.1, $(0.8), $(0.2) and $(1.1), respectively	(0.6)	2.4	0.5	3.4
Other comprehensive income (loss), net of tax	24.7	(39.8)	9.0	(71.3)
Comprehensive income (loss)	100.0	(11.9)	158.0	6.6
Comprehensive income (loss) attributable to non-controlling interest	—	0.1	(0.1)	0.3
Comprehensive income (loss) attributable to controlling interest	$100.0	$(12.0)	$158.1	$6.3

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 3, 2016 and March 29, 2015

(in millions, unaudited)

	April 3, 2016	March 29, 2015
Cash flows from operating activities
Net income	$149.0	$77.9
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of intangible assets	47.0	41.7
Depreciation	44.4	37.1
Share based compensation	31.6	19.4
Non-cash inventory adjustment from acquisitions	—	3.0
Non-cash restructuring and related charges	—	7.2
Amortization of debt issuance costs	4.1	5.1
Non-cash debt accretion	0.5	—
Deferred tax (benefit) expense	(1.9)	1.4
Net changes in operating assets and liabilities, net of effects of acquisitions	(419.2)	(373.1)
Net cash used by operating activities	(144.5)	(180.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(38.7)	(29.9)
Business acquisitions, net of cash acquired	—	(292.7)
Proceeds from sales of property, plant and equipment	0.8	1.2
Other investing activities	—	(0.9)
Net cash used by investing activities	(37.9)	(322.3)
Cash flows from financing activities
Proceeds from issuance of debt	175.0	477.4
Payment of debt	(13.3)	(18.9)
Payment of debt issuance costs	(1.6)	(6.9)
Payment of cash dividends	(42.0)	(33.5)
Treasury stock purchases	(40.2)	(8.5)
Share based tax withholding payments, net of proceeds upon vesting	(9.8)	(1.9)
Net cash provided by financing activities	68.1	407.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(11.9)
Net decrease in cash and cash equivalents	(114.6)	(106.8)
Cash and cash equivalents, beginning of period	247.9	194.6
Cash and cash equivalents, end of period	$133.3	$87.8
Supplemental disclosure of cash flow information
Cash paid for interest	$120.5	$83.2
Cash paid for taxes	23.9	21.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$28.3	$1.4
Non cash financing activities
Issuance of shares through stock compensation plan	$45.8	$9.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

April 3, 2016 and September 30, 2015

(in millions, unaudited)

	April 3, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$133.2	$247.9
Trade receivables, net	557.2	498.8
Other receivables	79.7	87.9
Inventories	924.4	780.8
Prepaid expenses and other current assets	85.7	72.1
Total current assets	1,780.2	1,687.5
Property, plant and equipment, net	528.9	507.1
Deferred charges and other	29.2	42.1
Goodwill	2,483.4	2,476.7
Intangible assets, net	2,432.4	2,480.3
Total assets	$7,254.1	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$48.6	$68.5
Accounts payable	472.2	620.6
Accrued wages and salaries	79.0	96.5
Accrued interest	54.1	63.3
Other current liabilities	180.3	211.9
Total current liabilities	834.2	1,060.8
Long-term debt, net of current portion	4,069.1	3,872.1
Deferred income taxes	558.5	572.5
Other long-term liabilities	105.8	115.5
Total liabilities	5,567.6	5,620.9
Commitments and contingencies
Shareholder's equity:
Other capital	1,978.9	1,969.9
Accumulated deficit	(151.2)	(246.7)
Accumulated other comprehensive loss, net of tax	(191.0)	(200.1)
Total shareholder's equity	1,636.7	1,523.1
Noncontrolling interest	49.8	49.7
Total equity	1,686.5	1,572.8
Total liabilities and equity	$7,254.1	$7,193.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 3, 2016 and March 29, 2015

(in millions, unaudited)

	Three Months Ended		Six Months Ended

	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net sales	$1,209.6	$1,067.0	$2,428.4	$2,134.8
Cost of goods sold	746.6	692.1	1,524.6	1,389.5
Restructuring and related charges	0.2	0.2	0.3	0.4
Gross profit	462.8	374.7	903.5	744.9
Selling	189.5	173.1	376.6	332.9
General and administrative	94.2	82.6	178.7	149.9
Research and development	14.5	12.8	28.3	24.0
Acquisition and integration related charges	13.3	11.9	23.2	20.0
Restructuring and related charges	1.4	4.2	2.5	11.4
Total operating expenses	312.9	284.6	609.3	538.2
Operating income	149.9	90.1	294.2	206.7
Interest expense	57.5	49.2	115.9	93.6
Other non-operating expense, net	0.8	3.2	4.3	3.9
Income from operations before income taxes	91.6	37.7	174.0	109.2
Income tax expense	19.4	8.1	26.3	28.6
Net income	72.2	29.6	147.7	80.6
Net income attributable to non-controlling interest	0.1	—	0.2	0.2
Net income attributable to controlling interest	$72.1	$29.6	$147.5	$80.4

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended April 3, 2016 and March 29, 2015

(in millions, unaudited)

	Three Months Ended		Six Months Ended

	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net income	$72.2	$29.6	$147.7	$80.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	28.2	(43.6)	7.7	(78.1)
Unrealized (loss) gain on hedging derivatives, net tax of $3.2, $(0.9), $2.5 and $(1.9), respectively	(2.9)	1.4	0.8	3.4
Defined benefit pension (loss) gain, net tax of $0.1, $(0.8), $(0.2) and $(1.1), respectively	(0.6)	2.4	0.5	3.4
Other comprehensive income (loss), net of tax	24.7	(39.8)	9.0	(71.3)
Comprehensive income (loss)	96.9	(10.2)	156.7	9.3
Comprehensive (loss) income attributable to non-controlling interest	—	—	(0.1)	0.2
Comprehensive income (loss) attributable to controlling interest	$96.9	$(10.2)	$156.8	$9.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 3, 2016 and March 29, 2015

(in millions, unaudited)

	April 3, 2016	March 29, 2015
Cash flows from operating activities
Net income	$147.7	$80.6
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of intangible assets	47.0	41.7
Depreciation	44.4	37.1
Share based compensation	28.8	17.0
Non-cash inventory adjustment from acquisitions	—	3.0
Non-cash restructuring and related charges	—	7.5
Amortization of debt issuance costs	4.1	5.1
Non-cash debt accretion	0.5	—
Deferred tax (benefit) expense	2.6	1.4
Net changes in operating assets and liabilities, net of effects of acquisitions	(438.8)	(373.7)
Net cash used by operating activities	(163.7)	(180.3)
Cash flows from investing activities
Purchases of property, plant and equipment	(38.7)	(29.9)
Business acquisitions, net of cash acquired	—	(292.7)
Proceeds from sales of property, plant and equipment	0.8	1.2
Other investing activities	—	(0.9)
Net cash used by investing activities	(37.9)	(322.3)
Cash flows from financing activities
Proceeds from issuance of debt	188.9	481.2
Payment of debt	(48.1)	(25.5)
Payment of debt issuance costs	(1.6)	(6.9)
Payment of cash dividends to parent	(52.0)	(33.5)
Share based tax withholding payments, net of proceeds upon vesting	—	(5.9)
Net cash provided by financing activities	87.2	409.4
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(11.9)
Net decrease in cash and cash equivalents	(114.7)	(105.1)
Cash and cash equivalents, beginning of period	247.9	192.9
Cash and cash equivalents, end of period	$133.2	$87.8
Supplemental disclosure of cash flow information
Cash paid for interest	$120.5	$83.2
Cash paid for taxes	23.9	21.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$28.3	$1.4

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

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Current guidance requires retrospective adjustment of prior periods; the new guidance eliminates this requirement. The Company applied the adoption of this ASU effective the first day of the year ending September 30, 2016 and all subsequent measurement period adjustments are recorded in the period identified, resulting in the recognition of adjustments to goodwill from the Armored AutoGroup (“AAG”) acquisition. See Note 8 for adjustments to goodwill.

NOTE 3 - ACQUISITIONS

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of Armored AutoGroup Parent, Inc. (“AAG”), a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the A/C PRO brand of do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Condensed Consolidated Statements of Operations and are reported as a separate segment under Global Auto Care for the three and six month periods ended April 3, 2016. Primary areas of acquisition accounting that are not yet finalized relate to amounts for residual goodwill and income taxes.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributer of premium natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the three and six month periods ended April 3, 2016 and March 29, 2015.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), premium brands for dogs and cats. The results of European IAMS and Eukanuba’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the three and six month periods ended April 3, 2016 and March 29, 2015.

Tell Manufacturing -  On October 1, 2014, the Company completed the acquisition of Tell, a manufacturer and distributor of commercial doors, locks and hardware. The results of Tell’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Hardware and Home Improvement segment for the three and six month periods ended April 3, 2016 and March 29, 2015.

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company for the three and six month periods ended April 3, 2016 and March 29, 2015:

	Three Months Ended		Six Months Ended
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Armored AutoGroup	$6.1	$—	$10.6	$—
HHI Business	4.8	3.0	7.6	6.2
European IAMS and Eukanuba	1.0	4.1	2.0	5.0
Salix	0.6	5.1	1.5	5.1
Tell	0.1	0.6	0.2	1.1
Other	0.7	(0.9)	1.3	2.6
Total acquisition and integration related charges	$13.3	$11.9	$23.2	$20.0

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

HHI Business Rationalization Initiatives – During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global Hardware & Home Improvement operations. Total costs associated with these initiatives are expected to be approximately $15 million, of which $14.4 million has been incurred to date,  the balance is anticipated to be incurred through September 30, 2016.

Global Expense Rationalization Initiatives – During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments, and within Corporate. Total costs associated with these initiatives are expected to be approximately $47 million, of which $44.0 million has been incurred to date, the balance is anticipated to be incurred through September 30, 2018.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months). Total costs associated with these initiatives are expected to be approximately $1 million, of which $0.9 million has been incurred to date.

The following table summarizes restructuring and related charges for the three and six month periods ended April 3, 2016 and March 29, 2015:

	Three Months Ended		Six Months Ended

(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
HHI business rationalization initiatives	$0.3	$1.3	$(0.4)	$1.4
Global expense rationalization initiatives	1.2	2.8	2.3	10.0
Other restructuring activities	0.1	0.3	0.9	0.4
Total restructuring and related charges	$1.6	$4.4	$2.8	$11.8
Reported as:
Cost of goods sold	$0.2	$0.2	$0.3	$0.4
Operating expense	1.4	4.2	2.5	11.4

The following is a summary of restructuring and related charges for the three and six month periods ended April 3, 2016 and March 29, 2015 by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended April 3, 2016	0.7	0.9	1.6
For the three month period ended March 29, 2015	3.0	1.4	4.4
For the six month period ended April 3, 2016	1.7	1.1	2.8
For the six month period ended March 29, 2015	7.9	3.9	11.8
Cumulative costs through April 3, 2016	29.8	29.6	59.4

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the six month period ended April 3, 2016:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2015	4.3	3.9	8.2
Provisions	1.7	1.1	2.8
Cash expenditures	(4.1)	(4.5)	(8.6)
Non-cash items	0.1	(0.2)	(0.1)
Accrual balance at April 3, 2016	$2.0	$0.3	$2.3

The following summarizes restructuring and related charges by segment for the three and six month periods ended April 3, 2016 and March 29, 2015, cumulative costs incurred through April 3, 2016 and future expected costs to be incurred by segment:

	Global		Hardware
	Batteries &	Global Pet	& Home
(in millions)	Appliances	Supplies	Improvement	Corporate	Total
For the three month period ended April 3, 2016	$0.1	$1.1	$0.4	$—	$1.6
For the three month period ended March 29, 2015	0.7	2.3	1.4	—	4.4
For the six month period ended April 3, 2016	0.4	1.9	0.5	—	2.8
For the six month period ended March 29, 2015	5.4	4.6	1.5	0.3	11.8
Cumulative costs through April 3, 2016	29.6	12.4	15.3	2.1	59.4
Future costs to be incurred	0.8	2.7	—	0.1	3.6

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of April 3, 2016 and September 30, 2015 was $47.6 million and $44.0 million, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 15% and 16% of the Company’s Trade Receivables at April 3, 2016 and September 30, 2015, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	April 3, 2016	September 30, 2015
Raw materials	$160.0	$132.4
Work-in-process	55.4	37.9
Finished goods	709.0	610.5
	$924.4	$780.8

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	April 3, 2016	September 30, 2015
Land, buildings and improvements	$194.0	$190.9
Machinery, equipment and other	512.9	491.9
Capitalized leases	124.1	97.3
Construction in progress	58.6	51.8
Property, plant and equipment	$889.6	$831.9
Accumulated depreciation	(360.7)	(324.8)
Property, plant and equipment, net	$528.9	$507.1

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and	Global
(in millions)	Appliances	Improvement	Supplies	Garden	Auto Care	Total
Balance, as of September 30, 2015	348.5	699.5	299.6	196.5	932.6	2,476.7
Adjustments	—	—	—	—	2.6	2.6
Foreign currency impact	—	3.4	1.1	—	(0.4)	4.1
Balance, as of April 3, 2016	$348.5	$702.9	$300.7	$196.5	$934.8	$2,483.4

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	April 3, 2016			September 30, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$987.8	$(276.0)	$711.8	$985.2	$(247.4)	$737.8
Technology assets	234.3	(85.4)	148.9	238.6	(78.1)	160.5
Tradenames	165.4	(81.4)	84.0	165.4	(73.7)	91.7
Total	$1,387.5	$(442.8)	$944.7	$1,389.2	$(399.2)	$990.0

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	4 - 18 years	11.1 years
Tradenames	8 - 17 years	16.2 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,487.7 million and $1,490.3 million as of April 3, 2016 and September 30, 2015. There was no impairment loss on indefinite-lived trade names for the six month period ended April 3, 2016 or March 29, 2015.

Amortization expense from intangible assets for the three month periods ended April 3, 2016 and March 29, 2015 was $23.4 million and $21.2 million, respectively. Amortization expense from intangible assets for the six month periods ended April 3, 2016 and March 29, 2015 was $47.0 million and $41.7 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

NOTE 9 - DEBT

Debt consist of the following:

	Spectrum Brands Holdings, Inc.				SB/RH Holdings, LLC
	April 3, 2016		September 30, 2015		April 3, 2016		September 30, 2015
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,220.8	3.5%	$1,226.9	3.9%	$1,220.8	3.5%	$1,226.9	3.9%
CAD Term Loan, variable rate, due June 23, 2022	57.2	4.5%	55.7	4.4%	57.2	4.5%	55.7	4.4%
Euro Term Loan, variable rate, due June 23, 2022	257.5	3.5%	255.8	3.5%	257.5	3.5%	255.8	3.5%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	520.0	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring June 23, 2020	175.0	3.2%	—	—%	175.0	3.2%	—	—%
Other notes and obligations	10.4	12.4%	11.2	10.2%	24.3	5.3%	45.9	4.9%
Obligations under capital leases	111.8	5.5%	88.2	5.7%	111.8	5.5%	88.2	5.7%
Total debt	4,172.7		3,977.8		4,186.6		4,012.5
Unamortized discount on debt	(6.4)		(6.8)		(6.4)		(6.8)
Debt issuance costs	(62.5)		(65.1)		(62.5)		(65.1)
Less current portion	(34.7)		(33.8)		(48.6)		(68.5)
Long-term debt, net of current portion	$4,069.1		$3,872.1		$4,069.1		$3,872.1

The Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, or base rate plus 1.75% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver Facility is subject to either adjusted LIBOR plus 2.75% per annum, or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at April 3, 2016, the Company had borrowing availability of $300.4 million, net outstanding letters of credit of $24.6 million.

Debt held by SB/RH also includes a loan with SBH of $13.9 million and $34.7 million as of April 3, 2016 and September 30, 2015, respectively.

NOTE 10 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At April 3, 2016 and September 30, 2015, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1.3 million, net of tax. The Company’s interest rate swap derivative financial instruments at April 3, 2016 and September 30, 2015 are as follows:

	April 3, 2016		September 30, 2015
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.0	$300.0	1.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 3, 2016, the Company had a series of zinc and brass swap contracts outstanding through September 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1.4 million, net of tax. The Company had the following commodity swap contracts outstanding as of April 3, 2016 and September 30, 2015.

	April 3, 2016		September 30, 2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	9.4 Tons	$18.0	10.8 Tons	$22.2
Brass swap contracts	1.0 Tons	$4.4	1.8 Tons	$8.5

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Operations. At April 3, 2016, the Company had a series of foreign exchange derivative contracts outstanding through September 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1.1 million, net of tax. At April 3, 2016 and September 30, 2015, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $252.8 million and $300.6 million, respectively.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 3, 2016, the Company had a series of forward exchange contracts outstanding through May 2016.  At April 3, 2016 and September 30, 2015, the Company had $262.4 million and $126.8 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At April 3, 2016, the Company had a series of commodity swaps outstanding through August 2016. The Company had the following commodity swaps outstanding as of April 3, 2016 and September 30, 2015:

	April 3, 2016		September 30, 2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	10.0 troy oz.	$0.2	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	April 3, 2016	September 30, 2015
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$0.2	$—
Commodity swaps - designated as hedge	Deferred charges and other	0.1	—
Foreign exchange contracts - designated as hedge	Receivables—Other	2.3	$5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.4
Foreign exchange contracts - not designated as hedge	Receivables—Other	1.0	0.4
Total Derivative Assets		$3.7	$6.0
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$1.3	$1.4
Interest rate swaps - designated as hedge	Accrued interest	0.5	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	0.3	0.8
Commodity swaps - designated as hedge	Accounts payable	1.8	4.7
Commodity swaps - designated as hedge	Other long-term liabilities	0.2	0.8
Commodity swaps - not designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	4.2	1.5
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.3	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.8	0.1
Total Derivative Liabilities		$9.4	$9.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of April 3, 2016 and September 30, 2015.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of April 3, 2016 and September 30, 2015, there was $0.5 million and $3.5 million, respectively, of posted cash collateral related to such liability positions. In addition, as of April 3, 2016 and September 30, 2015, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables in the Condensed Consolidated Statements of Financial Position.

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations for the three and six month periods ended April 3, 2016 and March 29, 2015, pretax:

	Effective Portion
For the three months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
April 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.7)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	1.8	Cost of goods sold	(1.6)	Cost of goods sold	—
Foreign exchange contracts	(6.6)	Cost of goods sold	2.8	Cost of goods sold	—
Total	$(5.5)		$0.7		$—

	Effective Portion
For the three months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
March 29, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(1.4)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	(0.5)	Cost of goods sold	(0.1)	Cost of goods sold	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	11.3	Cost of goods sold	7.6	Cost of goods sold	—
Total	$9.3		$7.0		$—

	Effective Portion
For the six months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
April 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.3)	Interest expense	$(1.0)	Interest expense	$—
Commodity swaps	0.8	Cost of goods sold	(3.0)	Cost of goods sold	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	(1.2)	Cost of goods sold	4.9	Cost of goods sold	—
Total	$(0.8)		$0.9		$—

	Effective Portion
For the six months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
March 29, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(2.0)	Interest expense	$(0.9)	Interest expense	$—
Commodity swaps	(1.7)	Cost of goods sold	0.3	Cost of goods sold	—
Foreign exchange contracts	20.8	Cost of goods sold	12.4	Cost of goods sold	—
Total	$17.1		$11.8		$—

The following table summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2016 and March 29, 2015:

		Three Months Ended		Six Months Ended
(in millions)	Line Item	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Foreign exchange contracts	Other non-operating expenses, net	$2.9	$(5.7)	$0.8	$(7.4)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 10, “Derivatives” for additional detail. The fair values of derivative instruments as of April 3, 2016 and September 30, 2015 are as follows:

	April 3, 2016		September 30, 2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$3.7	$3.7	$6.0	$6.0
Derivative Liabilities	$9.4	$9.4	$9.8	$9.8

The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The carrying values and fair values for debt as of April 3, 2016 and September 30, 2015 are as follows:

	April 3, 2016		September 30, 2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - Spectrum Brands Holdings, Inc.	$4,103.8	$4,330.2	$3,905.9	$4,085.8
Total debt - SB/RH Holdings, LLC	$4,117.7	$4,344.1	$3,940.6	$4,120.5

NOTE 12 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three and six month periods ended April 3, 2016, and March 29, 2015 were as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Three month period ended
Service cost	$0.1	$0.1	$0.7	$0.7
Interest cost	0.7	0.8	1.5	1.6
Expected return on assets	(1.1)	(1.1)	(1.2)	(1.4)
Recognized net actuarial loss	0.1	0.1	0.4	0.3
Net periodic benefit cost	$(0.2)	$(0.1)	$1.4	$1.2
Six month period ended
Service cost	$0.1	$0.2	$1.3	$1.4
Interest cost	1.5	1.6	3.1	3.2
Expected return on assets	(2.2)	(2.2)	(2.4)	(2.8)
Recognized net actuarial loss	0.3	0.1	0.9	0.7
Net periodic benefit cost	$(0.3)	$(0.3)	$2.9	$2.5
Weighted average assumptions
Discount rate	4.25%	4.15%	1.75 - 13.81%	2.00 - 13.50%
Expected return on plan assets	7.25%	7.50%	1.75 - 4.53%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three months ended April 3, 2016 and March 29, 2015, were $2.3 million and $3.3 million, respectively. Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the six months ended April 3, 2016 and March 29, 2015, were $5.9 million and $5.5 million, respectively.

NOTE 13 - SHARE BASED COMPENSATION

Share based compensation expense for SBH during the three month periods ended April 3, 2016 and March 29, 2015 was $21.5 million and $13.8 million respectively. Share based compensation expense for SBH during the six month periods ended April 3, 2016 and March 29, 2015 was $31.6 million and $19.4 million respectively. The remaining unrecognized pre-tax compensation cost for SBH at April 3, 2016 was $40.2 million.

Share based compensation expense for SB/RH during the three month periods ended April 3, 2016 and March 29, 2015 was $20.2 million and $12.2 million respectively. Share based compensation expense for SB/RH during the six month periods ended April 3, 2016 and March 29, 2015 was $28.8 million and $17.0 million respectively. The remaining unrecognized pre-tax compensation cost for SB/RH at April 3, 2016 was $36.3 million.

During the three month period ended April 3, 2016, SBH and SB/RH granted 0.2 million Restricted Stock Units (“RSUs”), which included 0.1 million units that vested immediately or within 12 months and 0.1 million that are both performance and time-based and vest over a period ranging from one to two years. The total market value of the RSUs on the dates of the grants was $12.1 million for SBH and SB/RH.

During the six month period ended April 3, 2016, SBH and SB/RH granted 0.6 million RSUs, which included 0.2 million units that vested immediately or within 12 months and 0.4 million that are both performance and time-based and vest over a period ranging from one to two years. The total market value of the RSUs on the dates of the grants was $54.2 million and $52.3 million for SBH and SB/RH, respectively. The fair value of RSUs is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s RSUs during the six month period ended April 3, 2016 is as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Non-vested RSUs at September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1
Granted	0.6	94.73	54.2	0.6	94.85	52.3
Forfeited	(0.1)	91.67	(5.9)	(0.1)	91.67	(5.9)
Vested	(0.5)	86.54	(45.7)	(0.5)	86.31	(42.2)
Non-vested RSUs at April 3, 2016	0.6	94.95	$55.8	0.5	96.85	$46.3

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the six month period ended April 3, 2016 was as follows:

	Foreign		Employee
	Currency	Derivative	Benefit
(in millions)	Translation	Hedging	Plans	Total
Accumulated other comprehensive loss, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Other comprehensive (loss) income before reclassification	7.7	(0.8)	(0.5)	6.4
Amounts reclassified from accumulated other comprehensive income (loss)	-	(0.9)	1.2	0.3
Other comprehensive (loss) income, six month period ended April 3, 2016	7.7	(1.7)	0.7	6.7
Deferred tax effect	-	1.5	(0.2)	1.3
Deferred tax valuation allowance	-	1.0	-	1.0
Other comprehensive income, net of tax	7.7	0.8	0.5	9.0
Other comprehensive loss attributable to non-controlling interest	(0.1)	-	-	(0.1)
Other comprehensive income attributable to controlling interest	7.8	0.8	0.5	9.1
Accumulated other comprehensive loss, as of April 3, 2016	$(144.5)	$(3.2)	$(43.3)	$(191.0)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2016 and March 29, 2015 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Cost of goods sold	$0.4	$0.1	$0.7	$0.3
Selling expenses	0.1	0.1	0.2	0.2
General and administrative expenses	0.1	0.2	0.3	0.3
Amounts reclassified from accumulated other comprehensive loss	$0.6	$0.4	$1.2	$0.8

See Note 10 “Derivatives”, for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 15 - INCOME TAXES

SBH's effective tax rate for the three month periods ended April 3, 2016 and March 29, 2015 was 16.5% and 22.5%, respectively. SB/RH's effective tax rate for the three month periods ended April 3, 2016 and March 29, 2015 was 21.2% and 21.5%, respectively. The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowance on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income.

SBH’s effective tax rate for the six month periods ended April 3, 2016 and March 29, 2015 was 12.8% and 26.9%, respectively. SB/RH’s effective tax rate for the six month periods ended April 3, 2016 and March 29, 2015 was 15.1% and 26.2%, respectively. The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowance on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. For the six month period ended April 3, 2016, the effective tax rate was also reduced $5.9 million for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on the Company’s net deferred tax liabilities.

In December 2015, the Company received a ruling from the Internal Revenue Service which resulted in approximately $88 million of U.S. net operating losses being restored. The ruling created additional U.S. deferred tax assets and valuation allowance during the three and six month periods ended April 3, 2016.

During the three month period ended April 3, 2016, the Company determined it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. The Company estimates the total unused tax benefits are approximately $209 million. The Company has projected to release approximately $84 million of valuation allowance during the year ending September 30, 2016 based on estimates of taxable income. Since the release is expected to be realized as a result of ordinary income for the year ending September 30, 2016, the entire $84 million is included in the calculation of the estimated annual effective tax rate for the current year.

NOTE 16 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing business; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control business and (v) Global Auto Care, which was established through the AAG acquisition on May 21, 2015 and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.

Net sales to external customers relating to the segments for the three and six month periods ended April 3, 2016 and March 29, 2015 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Three months ended (in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Consumer batteries	$178.2	$181.8	$178.2	$181.8
Small appliances	138.3	151.6	138.3	151.6
Personal care	108.4	110.5	108.4	110.5
Global Batteries & Appliances	424.9	443.9	424.9	443.9
Hardware & Home Improvement	301.7	289.4	301.7	289.4
Global Pet Supplies	208.5	209.8	208.5	209.8
Home and Garden	155.0	123.9	155.0	123.9
Global Auto Care	119.5	—	119.5	—
Net sales	$1,209.6	$1,067.0	$1,209.6	$1,067.0

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Six months ended (in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Consumer batteries	$430.8	$422.0	$430.8	$422.0
Small appliances	328.2	375.4	328.2	375.4
Personal care	277.2	283.0	277.2	283.0
Global Batteries & Appliances	1,036.2	1,080.4	1,036.2	1,080.4
Hardware & Home Improvement	584.3	560.6	584.3	560.6
Global Pet Supplies	411.9	330.4	411.9	330.4
Home and Garden	202.7	163.4	202.7	163.4
Global Auto Care	193.3	—	193.3	—
Net sales	$2,428.4	$2,134.8	$2,428.4	$2,134.8

Segment profit does not include corporate expenses, acquisition and integration related charges, restructuring and related charges, impairment charges, interest expense, income tax expense, and other non-operating expenses. Corporate expenses primarily include general and administrative expenses and the cost of stock compensation plans which are evaluated on a consolidated basis and not allocated to the segments. Segment profit in relation to the Company’s reportable segments for the three and six month periods ended April 3, 2016 and March 29, 2015 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Three months ended (in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Global Batteries & Appliances	$40.0	$41.8	$40.0	$41.8
Hardware & Home Improvement	45.6	37.3	45.6	37.3
Global Pet Supplies	20.9	18.7	20.9	18.7
Home and Garden	40.4	28.3	40.4	28.3
Global Auto Care	44.5	—	44.5	—
Total segment profit	191.4	126.1	191.4	126.1
Corporate expense	28.0	21.4	26.6	19.7
Acquisition and integration related charges	13.3	11.9	13.3	11.9
Restructuring and related charges	1.6	4.4	1.6	4.4
Interest expense	57.5	49.2	57.5	49.2
Other non-operating expenses, net	0.8	3.2	0.8	3.2
Income from operations before income taxes	$90.2	$36.0	$91.6	$37.7

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Six months ended (in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Global Batteries & Appliances	$130.4	$138.4	$130.4	$138.4
Hardware & Home Improvement	89.7	76.1	89.7	76.1
Global Pet Supplies	39.8	24.4	39.8	24.4
Home and Garden	44.0	31.1	44.0	31.1
Global Auto Care	58.6	—	58.6	—
Total segment profit	362.5	270.0	362.5	270.0
Corporate expense	45.5	34.2	42.3	31.5
Acquisition and integration related charges	23.2	20.0	23.2	20.0
Restructuring and related charges	2.8	11.8	2.8	11.8
Interest expense	115.9	93.6	115.9	93.6
Other non-operating expenses, net	4.3	3.9	4.3	3.9
Income from operations before income taxes	$170.8	$106.5	$174.0	$109.2

NOTE 17 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended April 3, 2016 and March 29, 2015 are as follows:

	Three Months Ended		Six Months Ended

(in millions, except per share amounts)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Numerator
Net income attributable to controlling interest	$75.2	$27.8	$148.8	$77.6
Denominator
Weighted average common shares outstanding - basic	59.4	53.3	59.3	53.0
Dilutive shares	0.1	-	0.1	0.1
Weighted average common shares outstanding - diluted	59.5	53.3	59.4	53.1
Earnings per share
Basic earnings per share	$1.27	$0.52	$2.51	$1.46
Diluted earnings per share	$1.26	$0.52	$2.50	$1.46
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.4	0.3	0.4	0.3

NOTE 18 - GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture. See Note 9, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes and 5.75% Notes.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.3	$0.9	$128.0	$—	$133.2
Trade receivables, net	170.0	168.0	219.2	—	557.2
Intercompany receivables	—	664.6	210.8	(875.4)	—
Other receivables	10.3	14.8	56.5	(1.9)	79.7
Inventories	423.2	186.6	334.5	(19.9)	924.4
Prepaid expenses and other	41.3	6.4	38.1	(0.1)	85.7
Total current assets	649.1	1,041.3	987.1	(897.3)	1,780.2
Property, plant and equipment, net	233.6	77.4	217.9	—	528.9
Long-term intercompany receivables	505.4	287.4	14.5	(807.3)	—
Deferred charges and other	170.9	0.9	41.1	(183.7)	29.2
Goodwill	912.1	1,153.9	417.4	—	2,483.4
Intangible assets, net	1,373.1	636.5	422.8	—	2,432.4
Investments in subsidiaries	3,309.7	1,184.8	(2.9)	(4,491.6)	—
Total assets	$7,153.9	$4,382.2	$2,097.9	$(6,379.9)	$7,254.1
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$31.9	$0.5	$16.2	$—	$48.6
Accounts payable	191.0	80.9	200.3	—	472.2
Intercompany accounts payable	801.6	—	40.8	(842.4)	—
Accrued wages and salaries	39.0	2.6	37.4	—	79.0
Accrued interest	54.0	—	0.1	—	54.1
Other current liabilities	68.8	15.7	98.6	(2.8)	180.3
Total current liabilities	1,186.3	99.7	393.4	(845.2)	834.2
Long-term debt, net of current portion	4,022.5	16.5	30.1	—	4,069.1
Long-term intercompany debt	15.4	501.4	322.7	(839.5)	—
Deferred income taxes	200.8	453.4	94.4	(190.1)	558.5
Other long-term liabilities	31.8	1.4	72.6	—	105.8
Total liabilities	5,456.8	1,072.4	913.2	(1,874.8)	5,567.6
Shareholder's equity:
Other equity	2,039.6	122.9	(983.7)	800.1	1,978.9
Accumulated (deficit) earnings	(151.2)	3,356.6	2,284.0	(5,640.6)	(151.2)
Accumulated other comprehensive (loss) income	(191.3)	(169.7)	(165.4)	335.4	(191.0)
Total shareholder's equity	1,697.1	3,309.8	1,134.9	(4,505.1)	1,636.7
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,697.1	3,309.8	1,184.7	(4,505.1)	1,686.5
Total liabilities and equity	$7,153.9	$4,382.2	$2,097.9	$(6,379.9)	$7,254.1

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	36.1	2.2	33.0	0.8	72.1
Total current assets	801.5	926.4	1,066.6	(1,107.0)	1,687.5
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	154.8	14.1	35.3	(162.1)	42.1
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$53.4	$—	$15.1	$—	$68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.5	106.0	(0.1)	211.9
Total current liabilities	971.9	77.4	489.5	(478.0)	1,060.8
Long-term debt, net of current portion	3,848.8	—	23.3	—	3,872.1
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	202.1	440.5	94.2	(164.3)	572.5
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,072.9	1,105.4	1,073.0	(1,630.4)	5,620.9
Shareholder's equity:
Other equity	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholder's equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and equity	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7

Statement of Operations		Guarantor	Nonguarantor
Three month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$574.3	$409.3	$606.9	$(380.9)	$1,209.6
Cost of goods sold	393.6	276.9	454.6	(378.5)	746.6
Restructuring and related charges	—	—	0.2	—	0.2
Gross profit	180.7	132.4	152.1	(2.4)	462.8
Selling	80.6	29.8	79.6	(0.5)	189.5
General and administrative	55.2	18.1	20.9	—	94.2
Research and development	9.5	1.4	3.6	—	14.5
Acquisition and integration related charges	7.1	2.5	3.7	—	13.3
Restructuring and related charges	0.5	0.3	0.6	—	1.4
Total operating expense	152.9	52.1	108.4	(0.5)	312.9
Operating income (loss)	27.8	80.3	43.7	(1.9)	149.9
Interest expense	48.0	5.1	4.4	—	57.5
Other non-operating (income) expense, net	(80.8)	(44.9)	0.5	126.0	0.8
Income from operations before income taxes	60.6	120.1	38.8	(127.9)	91.6
Income tax (benefit) expense	(11.6)	28.5	6.7	(4.2)	19.4
Net income (loss)	72.2	91.6	32.1	(123.7)	72.2
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income (loss) attributable to controlling interest	$72.2	$91.6	$32.0	$(123.7)	$72.1

Statement of Operations		Guarantor	Nonguarantor
Six month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,206.3	$600.2	$1,341.1	$(719.2)	$2,428.4
Cost of goods sold	829.7	412.8	997.6	(715.5)	1,524.6
Restructuring and related charges	—	—	0.3	—	0.3
Gross profit	376.6	187.4	343.2	(3.7)	903.5
Selling	156.6	50.8	170.1	(0.9)	376.6
General and administrative	107.2	32.7	38.8	—	178.7
Research and development	18.1	2.8	7.4	—	28.3
Acquisition and integration related charges	13.5	3.3	6.4	—	23.2
Restructuring and related charges	1.3	0.4	0.8	—	2.5
Total operating expense	296.7	90.0	223.5	(0.9)	609.3
Operating income (loss)	79.9	97.4	119.7	(2.8)	294.2
Interest expense	96.3	10.5	9.0	0.1	115.9
Other non-operating (income) expense, net	(152.8)	(92.1)	4.1	245.1	4.3
Income from operations before income taxes	136.4	179.0	106.6	(248.0)	174.0
Income tax (benefit) expense	(11.3)	24.7	17.0	(4.1)	26.3
Net income (loss)	147.7	154.3	89.6	(243.9)	147.7
Net income attributable to non-controlling interest	—	—	0.2	—	0.2
Net income (loss) attributable to controlling interest	$147.7	$154.3	$89.4	$(243.9)	$147.5

Statement of Operations		Guarantor	Nonguarantor
Three month period ended March 29, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$529.8	$152.5	$597.2	$(212.5)	$1,067.0
Cost of goods sold	369.6	93.7	438.7	(209.9)	692.1
Restructuring and related charges	—	—	0.2	—	0.2
Gross profit	160.2	58.8	158.3	(2.6)	374.7
Selling	70.5	19.2	83.7	(0.3)	173.1
General and administrative	51.7	10.2	20.6	0.1	82.6
Research and development	8.7	0.5	3.6	—	12.8
Acquisition and integration related charges	7.1	0.7	4.1	—	11.9
Restructuring and related charges	2.7	0.1	1.4	—	4.2
Total operating expense	140.7	30.7	113.4	(0.2)	284.6
Operating income (loss)	19.5	28.1	44.9	(2.4)	90.1
Interest expense	42.9	(1.4)	7.7	—	49.2
Other non-operating (income) expense, net	(32.1)	(11.6)	2.5	44.4	3.2
Income from operations before income taxes	8.7	41.1	34.7	(46.8)	37.7
Income tax (benefit) expense	(20.9)	17.7	11.8	(0.5)	8.1
Net income (loss)	29.6	23.4	22.9	(46.3)	29.6
Net income (loss) attributable to non-controlling interest	—	0.1	0.1	(0.2)	—
Net income (loss) attributable to controlling interest	$29.6	$23.3	$22.8	$(46.1)	$29.6

Statement of Operations		Guarantor	Nonguarantor
Six month period ended March 29, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,095.0	$205.5	$1,270.5	$(436.2)	$2,134.8
Cost of goods sold	766.3	126.1	929.9	(432.8)	1,389.5
Restructuring and related charges	—	—	0.4	—	0.4
Gross profit	328.7	79.4	340.2	(3.4)	744.9
Selling	136.5	31.7	165.0	(0.3)	332.9
General and administrative	101.8	15.4	32.8	(0.1)	149.9
Research and development	16.0	1.0	7.0	—	24.0
Acquisition and integration related charges	12.0	2.6	5.4	—	20.0
Restructuring and related charges	8.1	0.1	3.2	—	11.4
Total operating expense	274.4	50.8	213.4	(0.4)	538.2
Operating income (loss)	54.3	28.6	126.8	(3.0)	206.7
Interest expense	81.4	(1.6)	13.8	—	93.6
Other non-operating (income) expense, net	(85.9)	(71.1)	2.9	158.0	3.9
Income from operations before income taxes	58.8	101.3	110.1	(161.0)	109.2
Income tax (benefit) expense	(21.8)	22.1	29.0	(0.7)	28.6
Net income (loss)	80.6	79.2	81.1	(160.3)	80.6
Net income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Net income (loss) attributable to controlling interest	$80.4	$79.0	$80.9	$(159.9)	$80.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$72.2	$91.6	$32.1	$(123.7)	$72.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	28.2	28.3	28.3	(56.6)	28.2
Unrealized (loss) gain on derivative instruments	(2.9)	(5.5)	(5.6)	11.1	(2.9)
Defined benefit pension (loss) gain	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Other comprehensive income (loss)	24.7	22.2	22.1	(44.3)	24.7
Comprehensive income (loss)	96.9	113.8	54.2	(168.0)	96.9
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$96.9	$113.8	$54.2	$(168.0)	$96.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$147.7	$154.3	$89.6	$(243.9)	$147.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	7.8	7.8	7.8	(15.7)	7.7
Unrealized gain (loss) on derivative instruments	0.7	(2.8)	(2.8)	5.7	0.8
Defined benefit pension gain (loss)	0.5	0.5	0.5	(1.0)	0.5
Other comprehensive income (loss)	9.0	5.5	5.5	(11.0)	9.0
Comprehensive income (loss)	156.7	159.8	95.1	(254.9)	156.7
Comprehensive income (loss) attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to controlling interest	$156.7	$159.8	$95.2	$(254.9)	$156.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended March 29, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$29.6	$23.4	$22.9	$(46.3)	$29.6
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(43.6)	(44.0)	(44.0)	88.0	(43.6)
Unrealized gain (loss) on derivative instruments	1.4	2.5	2.5	(5.0)	1.4
Defined benefit pension gain (loss)	2.4	2.4	2.4	(4.8)	2.4
Other comprehensive (loss) income	(39.8)	(39.1)	(39.1)	78.2	(39.8)
Comprehensive (loss) income	(10.2)	(15.7)	(16.2)	31.9	(10.2)
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$(10.2)	$(15.7)	$(16.2)	$31.9	$(10.2)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six month period ended March 29, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$80.6	$79.2	$81.1	$(160.3)	$80.6
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(78.1)	(78.7)	(78.7)	157.4	(78.1)
Unrealized gain (loss) on derivative instruments	3.4	5.6	5.6	(11.2)	3.4
Defined benefit pension gain (loss)	3.4	3.4	3.4	(6.8)	3.4
Other comprehensive (loss) income	(71.3)	(69.7)	(69.7)	139.4	(71.3)
Comprehensive income (loss)	9.3	9.5	11.4	(20.9)	9.3
Comprehensive income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to controlling interest	$9.1	$9.3	$11.2	$(20.5)	$9.1

Statement of Cash Flows		Guarantor	Nonguarantor
Six month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(557.4)	$146.2	$(346.4)	$593.9	$(163.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(20.1)	(6.4)	(12.2)	—	(38.7)
Proceeds from sales of property, plant and equipment	0.1	—	0.7	—	0.8
Net cash used by investing activities	(20.0)	(6.4)	(11.5)	—	(37.9)
Cash flows from financing activities
Proceeds from issuance of debt	188.9	—	—	—	188.9
Payment of debt	(47.0)	—	(1.1)	—	(48.1)
Payment of debt issuance costs	(1.6)	—	—	—	(1.6)
Payment of cash dividends to parent	(52.0)	—	—	—	(52.0)
Advances related to intercompany transactions	480.4	(147.5)	261.0	(593.9)	—
Net cash provided (used) by financing activities	568.7	(147.5)	259.9	(593.9)	87.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net (decrease) in cash and cash equivalents	(8.7)	(7.7)	(98.3)	—	(114.7)
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$4.3	$0.9	$128.0	$—	$133.2

Statement of Cash Flows		Guarantor	Nonguarantor
Six month period ended March 29, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(204.2)	$(132.3)	$(376.5)	$532.7	$(180.3)
Cash flows from investing activities				—
Purchases of property, plant and equipment	(16.4)	(3.9)	(9.6)	—	(29.9)
Business acquisitions, net of cash acquired	(176.7)	—	(116.0)	—	(292.7)
Proceeds from sales of property, plant and equipment	1.2	—	—	—	1.2
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(191.9)	(3.9)	(126.5)	—	(322.3)
Cash flows from financing activities
Proceeds from issuance of debt	481.3	—	(0.1)	—	481.2
Payment of debt	(25.5)	—	—	—	(25.5)
Payment of debt issuance costs	(6.9)	—	—	—	(6.9)
Payment of cash dividends to parent	(33.5)	—	—	—	(33.5)
Share based tax withholding payments, net of proceeds upon vesting	(5.9)	—	—	—	(5.9)
Advances related to intercompany transactions	(16.6)	129.4	419.9	(532.7)	—
Net cash provided (used) by financing activities	392.9	129.4	419.8	(532.7)	409.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.9)	—	(11.9)
Net increase (decrease) in cash and cash equivalents	(3.2)	(6.8)	(95.1)	—	(105.1)
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$1.6	$4.4	$81.8	$—	$87.8

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

Acquisitions

The application of acquisition accounting as a result of business combinations can significantly affect certain assets, liabilities and expenses. There have been no acquisitions in the three and six month periods ended April 3, 2016. See Note 3, “Acquisitions” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding acquisition activity. The following recent acquisitions during the year ended September 30, 2015 have a significant impact on the comparability of the condensed consolidated financial statements.

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of Armored AutoGroup (“AAG”), a consumer products company consisting primarily of Armor All branded appearance products, STP branded performance chemicals, and A/C PRO branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2016. AAG is reported as a separate segment, Global Auto Care.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2016 and March 29, 2015, and as part of the Global Pet Supplies segment.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), including its premium brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2016 and March 29, 2015, and as part of the Global Pet Supplies segment.

Tell Manufacturing - On October 1, 2014, the Company completed the acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks and hardware. The results of Tell’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2016 and March 29, 2015, and as part of the Hardware and Home Improvement segment.

Refinancing Activity

There was no significant financing activity during the three and six month periods ended April 3, 2016. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding debt. The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

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

Consolidated Results of Operations

Three Month Period Ended April 3, 2016 Compared to Three Month Period Ended March 29, 2015

Net Sales. Net sales for the three month period ended April 3, 2016 increased $142.6 million to $1,209.6 million from $1,067.0 million in the three month period ended March 29, 2015, a 13.4% increase. The following table sets forth our net sales by segment for the three month periods ended April 3, 2016 and March 29, 2015, and the principle components of change in net sales from the three month period ended March 29, 2015 to the three month period ended April 3, 2016:

	Three Month Period Ended
(in millions)	April 3, 2016	March 29, 2015
Consumer batteries	$178.2	$181.8
Small appliances	138.3	151.6
Personal care	108.4	110.5
Global Batteries & Appliances	$424.9	$443.9
Hardware & Home Improvement	301.7	289.4
Global Pet Supplies	208.5	209.8
Home and Garden	155.0	123.9
Global Auto Care	119.5	—
Net sales	$1,209.6	$1,067.0

Net Sales for the three month period ended March 29, 2015	$1,067.0
Addition of global auto care	119.5
Increase in home & garden	31.1
Increase in hardware and home improvement	17.7
Increase in batteries	7.2
Increase in personal care	3.2
Increase in global pet supplies	1.3
Decrease in small appliances	(5.3)
Foreign currency impact, net	(32.1)
Net Sales for the three month period ended April 3, 2016	$1,209.6

Global consumer battery sales decreased $3.6 million, or 2.0%, during the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015. Excluding the negative impact of foreign exchange of $10.8 million, sales increased $7.2 million on a constant currency basis. The increase in constant currency sales was primarily attributable to an increase in Europe of $5.3 million and an increase in Latin America of $4.6 million; offset by a decrease in North America of $3.1 million. Increase in Europe is primarily due to increased volumes of hearing aid and specialty batteries to existing and new customers of $4.4 million, coupled with increased lighting products sales of $0.7 million from promotions and product introduction. Increase in Latin America is primarily from increased volumes of alkaline batteries and specialty batteries with existing customers and regional pricing increases. Decrease in North America is due to lower alkaline battery sales of $2.2 million from exiting lower margin private label programs and timing of retailer promotions, with a decrease in specialty batteries and lights sales of $0.9 million from reduced retailer inventory levels.

Small appliances sales decreased $13.3 million, or 8.8%, during the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015, which included $8.0 million negative foreign exchange impact. Excluding foreign exchange, small appliance sales decreased $5.3 million. The decrease in constant currency sales was primarily attributable to decreased sales of $2.5 million in Latin America, $1.8 million in North America, and $0.9 million in Asia-Pacific. Decline is due to softer volumes within the category and competitive pricing, including the exit of unprofitable business in Latin America, partially mitigated by an increase in sales through e-commerce channels.

Personal care sales decreased $2.1 million, or 1.9%, during the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015, which included $5.3 million of negative foreign exchange impact. Excluding foreign exchange, sales increased $3.2 million. The increase in constant currency sales was primarily attributable to increases in Europe of $6.6 million and Latin America of $1.5 million, offset by a decrease in North America of $4.8 million. Increase in Europe is due to increasing volumes from continued expansion in Eastern European markets. Latin America increases are attributed to new customer gains, new product introduction and increased promotional activity. Decrease in North America is due to promotional timing between periods and lower distribution to retailers.

Hardware and home improvement sales increased $12.3 million, or 4.3%, during the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015, which included negative foreign exchange impact of $5.4 million. On a constant currency basis, sales increased $17.7 million. Increase is primarily attributable to higher security and hardware products of $16.3 million due to increased volumes with existing retail relationships, introduction of new products, and market growth with non-retail customers;  including an offset of $9.6 million for the expiration of a customer tolling agreement and planned exit of unprofitable business.

Global pet supplies sales decreased $1.3 million, or 0.6%, during the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015, which included negative foreign exchange impact of $2.6 million. Excluding negative foreign currency impact, constant currency sales increased $1.3 million. Increase is primarily due to an increase in companion animal sales of $3.7 million, predominantly attributable to stronger rawhide and stain and odor product categories in North America coupled with contributing sales from the Salix acquisition; offset by a decrease in aquatic sales of $2.2 million due to the exit of unprofitable promotional sales.

Home and garden sales increased $31.1 million, or 25.1%, during the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015.  Increase is attributable to increases in animal repellents of $14.9 million, household insect controls of $9.0 million and increase of lawn and garden control products of $7.2 million. Increase in lawn and garden control products is due to increased volumes due to timing of seasonal inventory sales coupled with increased distribution with key retailers. Increase in repellents and insect control products are driven by increased retail demand due to higher anticipated seasonal volume and demand driven by the Zika virus.

Gross Profit. Gross profit and gross profit margin for the three month period ended April 3, 2016 was $462.8 million and 38.3%, respectively, versus $374.7 million and 35.1%, respectively, for the three month period ended March 29, 2015. The increase in gross profit was attributable to an increase in sales and the improvement in gross profit margin was primarily attributable to margins contributed by the AAG acquisition, and a shift towards higher margin sales and continuing cost improvements across segments.

Operating Expenses. Operating expenses for the three month period ended April 3, 2016 were $314.3 million compared to $286.3 million for the three month period ended March 29, 2015. The increase of $28.0 million was primarily attributable to the increase in selling and general and administrative expenses of $27.7 million. The increase in selling and general and administrative expenses was due to increased costs from acquired businesses during the year ended September 30, 2015 discussed previously, and increase in share based compensation.

Interest Expense. Interest expense for the three month period ended April 3, 2016 was $57.5 million compared to $49.2 million for the three month period ended March 29, 2015. The increase of $8.3 million was directly attributable to the incremental borrowings associated with the AAG acquisition and other refinancing activity during the year ended September 30, 2015 as previously discussed. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate was 16.5% for the three month period ended April 3, 2016 compared to 22.5% for the three month period ended March 29, 2015. Our estimated annual effective tax rate applied to this quarter differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowances on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. For the three month period ended March 29, 2015, we also recorded U.S. deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.

Six Month Period Ended April 3, 2016 Compared to Six Month Period Ended March 29, 2015

Net Sales. Net sales for the six month period ended April 3, 2016 increased $293.6 million to $2,428.4 million from $2,134.8 million in the six month period ended March 29, 2015, a 13.8% increase. The following table sets forth our net sales by segment for the six month periods ended April 3, 2016 and March 29, 2015, and the principle components of change in net sales from the six month period ended March 29, 2015 to the six month period ended April 3, 2016:

	Six Month Period Ended
(in millions)	April 3, 2016	March 29, 2015
Consumer batteries	$430.8	$422.0
Small appliances	328.2	375.4
Personal care	277.2	283.0
Global Batteries & Appliances	$1,036.2	$1,080.4
Hardware & Home Improvement	584.3	560.6
Global Pet Supplies	411.9	330.4
Home and Garden	202.7	163.4
Global Auto Care	193.3	—
Net sales	$2,428.4	$2,134.8

Net Sales for the six month period ended March 29, 2015	$2,134.8
Addition of global auto care	193.3
Increase in global pet supplies	87.9
Increase in batteries	43.1
Increase in home & garden	39.3
Increase in hardware and home improvement	33.8
Increase in personal care	15.5
Decrease in small appliances	(25.8)
Foreign currency impact, net	(93.5)
Net Sales for the six month period ended April 3, 2016	$2,428.4

Global consumer battery sales increased $8.8 million, or 2.1%, during the six month period ended April 3, 2016 compared to the six month period ended March 29, 2015. Excluding the negative impact of foreign exchange of $34.3 million, sales increased $43.1 million. The constant currency sales increase was primarily attributable to increases in Europe of $24.6 million, North America of $9.6 million, and Latin America of $8.0 million. Increase in Europe is due to increased alkaline batteries sales of $14.1 million from increased volumes of branded product from holiday promotions and gains with private label customers, increase in volumes of hearing aid and specialty batteries to existing and new customers of $7.1 million and increase of $3.2 million from promotional activity and introduction of new products. Increase in North America was primarily driven by an increase in alkaline battery sales of $11.6 million from increased volumes of branded product from holiday promotions offset by exiting lower margin private label programs with a decrease in specialty batteries and lighting products sales of $2.0 million from reduced retail inventory levels. Increase in Latin America is attributable to increased sales volumes of alkaline batteries and specialty batteries with existing customers and regional pricing increases.

Small appliance sales decreased $47.2 million, or 12.6%, during the six month period ended April 3, 2016 compared to the six month period ended March 29, 2015, which included a $21.4 million negative foreign exchange impact. Excluding foreign exchange, small appliance sales decreased $25.8 million. The constant currency decrease in small appliances was primarily attributable to decreased sales in North America of $26.6 million partially offset by increased sales in Europe of $4.3 million. Decline in North America is due to softer volumes within the category and competitive pricing, partially mitigated by an increase in sales through e-commerce channels. Increase in Europe was due to expanded product listings with current customers.

Personal care sales decreased $5.8 million, or 2.0%, during the six month period ended April 3, 2016 compared to the six month period ended March 29, 2015, which included $21.3 million of negative foreign exchange impact. Excluding foreign exchange, sales increased $15.5 million. The constant currency sales increases were attributable to increases in Europe of $9.0 million, Latin America of $4.6 million, and Asia-Pacific of $3.4 million; offset by decrease in North America of $1.3 million. Increase in Europe is due to increased volumes from continued expansion in Eastern European markets. Latin America increases are attributed to new customer gains, product introduction and increased promotional activity. Increase in Asia-Pacific is due to increased promotions and new product introductions primarily within the Australia/New Zealand markets. Decrease in North America due to timing between periods and lower distribution to retailers.

Hardware and home improvement sales increased $23.7 million, or 4.2%, during the six month period ended April 3, 2016 compared to the six month period ended March 29, 2015, which included negative foreign exchange impact of $10.1 million. On a constant currency basis, sales increased $33.8 million. Increase is primarily attributable to higher sales of security products of $27.2 million and plumbing products of $8.2 million. Security products increase is due to increased volumes with existing retail relationships and introduction of new products, market growth with non-retail customers, and pricing increases; offset by a decrease of $17.6 million for the expiration of a customer tolling agreement and planned exit of unprofitable businesses. Plumbing products increase is due to new product initiatives and increased volumes with both retail and non-retail customers.

Global pet supplies sales increased $81.5 million, or 24.7%, during the six month period ended April 3, 2016 compared to the six month period ended March 29, 2015, which included negative foreign exchange impact of $6.4 million. On a constant currency basis, sales increased $87.9 million, which includes contributing sales of $44.2 million and $27.0 million from the European IAMS and Eukanuba and Salix acquisitions, respectively, during the quarter ended January 3, 2016. On a constant currency basis and excluding impact from acquisitions, sales increased $16.7 million. Increase is primarily due to companion animal sales of $12.4  million and aquatic sales of $4.6 million, predominantly attributable to stronger rawhide and stain and odor product categories in North America and timing of holiday shipments; with partial offset from exiting lower margin aquatic business.

Home and garden sales increased $39.3 million, or 24.1%, during the six month period ended April 3, 2016 compared to the six month period ended March 29, 2015.  Increase is attributable to animal repellents of $15.2 million, lawn and garden products of $13.7 million, and household insect controls of $10.4 million. Increase in animal repellents and insect control products are driven by retail demand due to higher anticipated seasonal volume and demand driven by the Zika virus. Increase in lawn and garden control products is due to warmer weather extending the outdoor season coupled with the timing of seasonal inventory sales to retailers earlier than in the prior year.

Gross Profit. Gross profit and gross profit margin for the six month period ended April 3, 2016 was $903.5 million and 37.2%, respectively, versus $744.9 million and 34.9%, respectively, for the six month period ended March 29, 2015. The increase in gross profit was attributable to an increase in sales and the improvement in gross profit margin was primarily attributable to margins contributed by the AAG acquisition, a shift towards higher margin sales and continuing cost improvements.

Operating Expenses. Operating expenses for the six month period ended April 3, 2016 were $612.5 million compared to $540.9 million for the six month period ended March 29, 2015. The increase of $71.6 million was primarily attributable to the increase in selling and general and administrative expenses of $73.0 million, offset by reductions in restructuring and related charges of $8.9 million. The increase in selling and general and administrative expenses was due to increased costs from acquired businesses during the year ended September 30, 2015 discussed previously, and an increase in share based compensation.

Interest Expense. Interest expense for the six month period ended April 3, 2016 was $115.9 million compared to $93.6 million for the six month period ended March 29, 2015. The increase of $22.3 million was directly attributable to the incremental borrowings associated with the AAG acquisition and other refinancing activity during the year ended September 30, 2015 previously discussed. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate was 12.8% for the six month period ended April 3, 2016 compared to 26.9% for the six month period ended March 29, 2015. Our estimated annual effective tax rate applied to this period differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowances on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. For the six month period ended April 3, 2016, the effective tax rate was also reduced $5.9 million for non-recurring items related to the impact of law changes and changes in state deferred tax rates on our net deferred tax liabilities.  Additionally, for the six month period ended March 29, 2015, we recorded U.S. deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangible assets that are amortized for tax purposes but not for book.

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

While we believe that EBITDA and Adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results. Below are reconciliations of net income (loss) to EBITDA and Adjusted EBITDA for each segment, for the three and six month periods ended April 3, 2016 and March 29, 2015 for both SBH and SB/RH, respectively:

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Three Month Period Ended April 3, 2016
Net income (loss)	$39.1	$39.8	$18.4	$39.8	$39.1	$(100.9)	$75.3
Income tax expense(1)	—	—	—	—	—	14.9	14.9
Interest expense(1)	—	—	—	—	—	57.5	57.5
Depreciation and amortization	17.6	8.7	10.7	3.8	3.9	—	44.7
EBITDA	56.7	48.5	29.1	43.6	43.0	(28.5)	192.4
Share based compensation	—	—	—	—	—	21.5	21.5
Acquisition and integration related charges	0.7	4.9	1.5	0.3	5.6	0.3	13.3
Restructuring and related charges	0.3	0.2	0.8	0.3	—	—	1.6
Other(2)	0.6	—	—	—	—	0.2	0.8
Adjusted EBITDA	$58.3	$53.6	$31.4	$44.2	$48.6	$(6.5)	$229.6
Three Month Period Ended March 29, 2015
Net income (loss)	$37.9	$32.4	$12.6	$28.0	$—	$(83.0)	$27.9
Income tax expense(1)	—	—	—	—	—	8.1	8.1
Interest expense(1)	—	—	—	—	—	49.2	49.2
Depreciation and amortization	17.5	9.3	9.9	3.1	—	(0.1)	39.7
EBITDA	55.4	41.7	22.5	31.1	—	(25.8)	124.9
Share based compensation	—	—	—	—	—	14.0	14.0
Acquisition and integration related charges	1.0	2.7	3.9	0.3	—	4.0	11.9
Restructuring and related charges	0.7	1.3	2.3	0.1	—	—	4.4
Purchase accounting inventory adjustment	—	—	2.2	—	—	—	2.2
Other(2)	—	—	—	—	—	1.7	1.7
Adjusted EBITDA	$57.1	$45.7	$30.9	$31.5	$—	$(6.1)	$159.1

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Six Month Period Ended April 3, 2016
Net income (loss)	$126.8	$81.2	$34.3	$43.1	$47.9	$(184.3)	$149.0
Income tax expense(1)	—	—	—	—	—	21.8	21.8
Interest expense(1)	—	—	—	—	—	115.9	115.9
Depreciation and amortization	34.8	18.0	21.4	7.4	9.8	—	91.4
EBITDA	161.6	99.2	55.7	50.5	57.7	(46.6)	378.1
Share based compensation	—	—	—	—	—	31.6	31.6
Acquisition and integration related charges	1.0	7.8	3.3	0.5	10.1	0.5	23.2
Restructuring and related charges	0.6	0.3	1.6	0.3	—	—	2.8
Other(2)	0.6	—	—	—	—	0.4	1.0
Adjusted EBITDA	$163.8	$107.3	$60.6	$51.3	$67.8	$(14.1)	$436.7
Six Month Period Ended March 29, 2015
Net income (loss)	$126.2	$70.9	$15.4	$28.8	$—	$(163.4)	$77.9
Income tax expense(1)	—	—	—	—	—	28.6	28.6
Interest expense(1)	—	—	—	—	—	93.6	93.6
Depreciation and amortization	34.9	20.0	17.6	6.4	—	(0.1)	78.8
EBITDA	161.1	90.9	33.0	35.2	—	(41.3)	278.9
Share based compensation	—	—	—	—	—	19.4	19.4
Acquisition and integration related charges	2.6	4.5	4.3	2.2	—	6.4	20.0
Restructuring and related charges	5.5	1.5	4.4	0.1	—	0.3	11.8
Purchase accounting inventory adjustment	—	0.8	2.2	—	—	—	3.0
Other(2)	—	—	—	—	—	1.8	1.8
Adjusted EBITDA	$169.2	$97.7	$43.9	$37.5	$—	$(13.4)	$334.9

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SB/RH HOLDINGS, LLC (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Three Month Period Ended April 3, 2016
Net income (loss)	$39.1	$39.8	$18.4	$39.8	$39.1	$(104.0)	$72.2
Income tax expense(1)	—	—	—	—	—	19.4	19.4
Interest expense(1)	—	—	—	—	—	57.5	57.5
Depreciation and amortization	17.6	8.7	10.7	3.8	3.9	—	44.7
EBITDA	56.7	48.5	29.1	43.6	43.0	(27.1)	193.8
Share based compensation	—	—	—	—	—	20.2	20.2
Acquisition and integration related charges	0.7	4.9	1.5	0.3	5.6	0.3	13.3
Restructuring and related charges	0.3	0.2	0.8	0.3	—	—	1.6
Other(2)	0.6	—	—	—	—	0.3	0.9
Adjusted EBITDA	$58.3	$53.6	$31.4	$44.2	$48.6	$(6.3)	$229.8
Three Month Period Ended March 29, 2015
Net income (loss)	$37.9	$32.4	$12.6	$28.0	$—	$(81.3)	$29.6
Income tax expense(1)	—	—	—	—	—	8.1	8.1
Interest expense(1)	—	—	—	—	—	49.2	49.2
Depreciation and amortization	17.5	9.3	9.9	3.1	—	(0.1)	39.7
EBITDA	55.4	41.7	22.5	31.1	—	(24.1)	126.6
Share based compensation	—	—	—	—	—	12.4	12.4
Acquisition and integration related charges	1.0	2.7	3.9	0.3	—	4.0	11.9
Restructuring and related charges	0.7	1.3	2.3	0.1	—	—	4.4
Purchase accounting inventory adjustment	—	—	2.2	—	—	—	2.2
Other(2)	—	—	—	—	—	1.7	1.7
Adjusted EBITDA	$57.1	$45.7	$30.9	$31.5	$—	$(6.0)	$159.2

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SB/RH HOLDINGS, LLC (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Six Month Period Ended April 3, 2016
Net income (loss)	$126.8	$81.2	$34.3	$43.1	$47.9	$(185.6)	$147.7
Income tax expense(1)	—	—	—	—	—	26.3	26.3
Interest expense(1)	—	—	—	—	—	115.9	115.9
Depreciation and amortization	34.8	18.0	21.4	7.4	9.8	—	91.4
EBITDA	161.6	99.2	55.7	50.5	57.7	(43.4)	381.3
Share based compensation	—	—	—	—	—	28.8	28.8
Acquisition and integration related charges	1.0	7.8	3.3	0.5	10.1	0.5	23.2
Restructuring and related charges	0.6	0.3	1.6	0.3	—	—	2.8
Other(2)	0.6	—	—	—	—	0.6	1.2
Adjusted EBITDA	$163.8	$107.3	$60.6	$51.3	$67.8	$(13.5)	$437.3
Six Month Period Ended March 29, 2015
Net income (loss)	$126.2	$70.9	$15.4	$28.8	$—	$(160.7)	$80.6
Income tax expense(1)	—	—	—	—	—	28.6	28.6
Interest expense(1)	—	—	—	—	—	93.6	93.6
Depreciation and amortization	34.9	20.0	17.6	6.4	—	(0.1)	78.8
EBITDA	161.1	90.9	33.0	35.2	—	(38.6)	281.6
Share based compensation	—	—	—	—	—	17.0	17.0
Acquisition and integration related charges	2.6	4.5	4.3	2.2	—	6.4	20.0
Restructuring and related charges	5.5	1.5	4.4	0.1	—	0.3	11.8
Purchase accounting inventory adjustment	—	0.8	2.2	—	—	—	3.0
Other(2)	—	—	—	—	—	1.8	1.8
Adjusted EBITDA	$169.2	$97.7	$43.9	$37.5	$—	$(13.1)	$335.2
___________________________

(1)

The Company’s policy is to reflect income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate/Unallocated Items.

(2)

For the three and six month periods ended April 3, 2016, and March 29, 2015, other includes costs associated with exiting a key executive, coupled with onboarding a key executive, and an involuntary reduction of inventory during the three month period ended April 3, 2016.

Global Batteries & Appliances

	Three Month Period		Six Month Period
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net Sales	$424.9	$443.9	$1,036.2	$1,080.4
Segment Profit	$40.0	$41.8	$130.4	$138.4
Segment Profit as a % of net sales	9.4%	9.4%	12.6%	12.8%
Adjusted EBITDA	$58.3	$57.1	$163.8	$169.2

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit in the three month period ended April 3, 2016 decreased $1.8 million from $41.8 million in the three month period ended March 29, 2015, driven by a decrease in small appliances sales previously discussed; partially tempered by product cost improvement initiatives. Segment profitability as a percentage of net sales was consistent between the three month period ended April 3, 2016 compared to the three month period ended March 29, 2015.

Segment profit in the six month period ended April 3, 2016 decreased $8.0 million from $138.4 million in the six month period ended March 29, 2015, driven by a decrease in small appliances sales previously discussed; partially tempered by product cost improvement initiatives. Segment profitability as a percentage of net sales decreased to 12.6% in the six month period ended April 3, 2016 compared to 12.8% in the six month period ended March 29, 2015 as a result of unfavorable foreign currency transactions, which was partially tempered by favorable product mix.

Segment Adjusted EBITDA in the three month period ended April 3, 2016 increased to $58.3 million from $57.1 million for the three month period ended March 29, 2015 due to cost improvements offsetting the decrease in net sales and segment profitability discussed above. Segment Adjusted EBITDA in the six month period ended April 3, 2016 decreased to $163.8 million from $169.2 million in the six month periods ended March 29, 2015, driven by a decrease in net sales and segment profitability.

Hardware & Home Improvement

	Three Month Period		Six Month Period
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net Sales	$301.7	$289.4	$584.3	$560.6
Segment Profit	$45.6	$37.3	$89.7	$76.1
Segment Profit as a % of net sales	15.1%	12.9%	15.4%	13.6%
Adjusted EBITDA	$53.6	$45.7	$107.3	$97.7

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit in the three month period ended April 3, 2016 increased $8.3 million from $37.3 million in the three month period ended March 29, 2015. Segment profitability as a percentage of net sales increased to 15.1% in the three month period ended April 3, 2016, versus 12.9% in the three month period ended March 29, 2015. The increase in segment profit was primarily driven by the increase in net sales previously discussed, while the increase in segment profit as a percentage of net sales was attributed to product cost improvement programs and the exiting of low margin sales.

Segment profit in the six month period ended April 3, 2016 increased $13.6 million from $76.1 million in the six month period ended March 29, 2015. Segment profitability as a percentage of net sales increased to 15.4% in the six month period ended April 3, 2016, versus 13.6% in the six month period ended March 29, 2015. The increase in segment profit was primarily driven by the increase in net sales previously discussed and the increase in segment profit as a percentage of net sales was attributed to product cost improvement programs and the exiting of low margin sales.

Segment Adjusted EBITDA in the three month period ended April 3, 2016 increased to $53.6 million from $45.7 million in the three month period ended March 29, 2015 due to the sales increase discussed above. Segment Adjusted EBITDA in the six month period ended April 3, 2016 increased to $107.3 million from $97.7 million in the six month period ended March 29, 2015 due to the increase in segment profitability discussed above.

Global Pet Supplies

	Three Month Period		Six Month Period
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net Sales	$208.5	$209.8	$411.9	$330.4
Segment Profit	$20.9	$18.7	$39.8	$24.4
Segment Profit as a % of net sales	10.0%	8.9%	9.7%	7.4%
Adjusted EBITDA	$31.4	$30.9	$60.6	$43.9

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profit increased $2.2 million in the three month period ended April 3, 2016 from $18.7 million in the three month period ended March 29, 2015 and segment profitability as a percentage of net sales in the three month period ended April 3, 2016 increased to 10.0% from 8.9% in the three month period ended March 29, 2015.  The increase in segment profit was driven by the sales increase previously discussed. The increase in segment profit as a percentage of net sales was driven by enhanced product mix and pricing.

Segment profit increased $15.4 million in the six month period ended April 3, 2016 from $24.4 million in the six month period ended March 29, 2015 and segment profitability as a percentage of net sales in the six month period ended April 3, 2016 increased to 9.7% from 7.4% in the six month period ended March 29, 2015.  The increase in segment profit was driven by the sales increase and acquisitions previously discussed. The increase in segment profit as a percentage of net sales was driven by the acquisitions previously discussed along with enhanced product mix and pricing.

Segment Adjusted EBITDA in the three month period ended April 3, 2016 increased to $31.4 million from $30.9 million in the three month period ended March 29, 2015 due to the increase in segment profitability discussed above. Segment Adjusted EBITDA in the six month period ended April 3, 2016 increased to $60.6 million from $43.9 million in the six month period ended March 29, 2015 due to the increase in segment profitability discussed above and increases of $5.7 million and $4.6 million from the Salix and European IAMS and Eukanuba acquisitions during the three month period ended January 3, 2016, respectively.

Home and Garden

	Three Month Period		Six Month Period
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net Sales	$155.0	$123.9	$202.7	$163.4
Segment Profit	$40.4	$28.3	$44.0	$31.1
Segment Profit as a % of net sales	26.1%	22.8%	21.7%	19.0%
Adjusted EBITDA	$44.2	$31.5	$51.3	$37.5

Refer to Consolidated Results of Operations section for discussion on changes in net sales.

Segment profitability in the three month period ended April 3, 2016 increased $12.1 million from $28.3 million in the three month period ended March 29, 2015. Segment profit as a percentage of net sales in the three month period ended April 3, 2016 increased to 26.1% from 22.8% last year. The increase in segment profit and profit as a percentage of net sales was due to the increase in sales volumes along with improved product mix.

Segment profitability in the six month period ended April 3, 2016 increased $12.9 million from $31.1 million in the six month period ended March 29, 2015. Segment profit as a percentage of net sales in the six month period ended April 3, 2016 increased to 21.7% from 19.0% last year. The increase in segment profit and profit as a percentage of net sales was due to the increase in sales volumes along with improved product mix.

Segment Adjusted EBITDA in the three month period ended April 3, 2016 increased to $44.2 million from $31.5 million for the three month period ended March 29, 2015 due to increased sales, improved product mix, and cost improvements. Segment Adjusted EBITDA in the six month period ended April 3, 2016 increased to $51.3 million from $37.5 million for the six month period ended March 29, 2015 from increased sale volumes, improved product mix, and cost improvements.

Global Auto Care

	Three Month Period		Six Month Period
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net Sales	$119.5	$-	$193.3	$-
Segment Profit	$44.5	$-	$58.6	$-
Segment Profit as a % of net sales	37.2%	-	30.3%	-
Adjusted EBITDA	$48.6	$-	$67.8	$-

Results of the AAG business, reported as a separate business segment, Global Auto Care, relate to operations subsequent to the acquisition date, May 21, 2015.

Liquidity and Capital Resources

Operating Activities

The following is a summary of the Company’s cash flows for the six month periods ended April 3, 2016 and March 29, 2015:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
(in millions)	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Net cash used by operating activities	$(144.5)	$(180.3)	$(163.7)	$(180.3)
Net cash used by investing activities	$(37.9)	$(322.3)	$(37.9)	$(322.3)
Net cash provided by financing activities	$68.1	$407.7	$87.2	$409.4
Effect of exchange rate changes on cash and cash equivalents	$(0.3)	$(11.9)	$(0.3)	$(11.9)

Spectrum Brands Holdings, Inc.

Net cash used by operating activities

The $35.8 million decrease in cash used by operating activities for the six month period ended April 3, 2016 was primarily due to: (i) cash generated from higher Adjusted EBITDA of $101.8 million; (ii) a decrease in cash paid for restructuring and related charges of $3.2 million; offset by (i) an increase in cash paid for interest of $37.3 million, (ii) an increase in cash paid for acquisition and integration costs of $11.9 million, (iii) an increase in cash paid for income taxes of $2.2 million and (iv) $17.8 million of incremental use of cash for working capital driven by higher inventory and receivables due to seasonal working capital needs and the addition of GAC, along with lower accounts payable and accrued expenses.

Net cash used by investing activities

The $284.4 million decrease in cash used by investing activities during the six month period ended April 3, 2016 was primarily attributable to the cash used for acquisitions of $292.7 million, net of cash, during the six months ended March 29, 2015 for the Tell, Salix and European IAMs and Eukanuba acquisitions; and an increase in purchases of property, plant and equipment of $8.8 million.

Net cash provided by financing activities

Net cash provided by financing activities of $68.1 million for the six month period ended April 3, 2016 consisted of (i) $175.0 million net proceeds from the Revolver Facility; (ii) $13.3 million of payments on debt; (iii) payment of debt issuance costs of $1.6 million; (iv) cash dividends of $42.0 million; (v) treasury stock purchases of $40.2 million and (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $9.8 million, net of proceeds upon vesting.

Net cash provided by financing activities of $407.7 million for the six month period ended March 29, 2015 consisted of (i) proceeds related to the issuance of debt of $250.0 million of unsecured notes, $185.4 million of Euro Term Loan Tranche B and $42.0 of other debt financing ; (ii) $18.9 million of payments on debt; (iii) payment of debt issuance costs of $6.9 million; (iv) cash dividends of $33.5 million; (v) treasury stock purchases of $8.5 million; and (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $1.9 million, net of proceeds upon vesting.

SB/RH Holdings, LLC

Net cash used by operating activities

The $16.6 million decrease in cash used by operating activities from SB/RH Holdings, LLC for the six month period ended April 3, 2016, were primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash used by investing activities

The $284.4 million decrease in cash used by investing activities from SB/RH Holdings, LLC for the six month period ended April 3, 2016, were primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash provided by financing activities

Net cash provided by financing activities of $87.2 million for the six month period ended April 3, 2016 consisted of (i) $175.0 million net proceeds from the Revolver Facility; (ii) $13.9 million net proceeds from an intercompany loan; (iii) $48.1 million of payments on debt; (iv) payment of debt issuance costs of $1.6 million; and (v) cash dividends to parent of $52.0 million.

Net cash provided by financing activities of $409.4 million for the six month period ended March 29, 2015 consisted of (i) proceeds related to the issuance of debt of $250.0 million of unsecured notes, $185.4 million of Euro Term Loan Tranche B and $45.8 million of other debt financing ; (ii) $25.5 million of payments on debt; (iii) payment of debt issuance costs of $6.9 million; (iv) cash dividends of $33.5 million; and (v) a use to pay share-based tax withholdings of employees for vested stock awards of $5.9 million, net of proceeds upon vesting.

Capital Expenditures

Capital expenditures for the Company totaled $38.7 million and $29.9 million for the six month periods ended April 3, 2016, and March 29, 2015, respectively. We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return innovation and cost reduction projects slightly above historical levels.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $91.4 million and $78.8 million for the six months ended April 3, 2016, and March 29, 2015, respectively. The increase in depreciation and amortization of $12.6 million for the six month period ended April 3, 2016 was due to the recognition of property, plant and equipment and definite lived intangible assets from the AAG, European IAMS and Eukanuba, and Salix acquisitions during the fiscal year ended September 30, 2015.

Indebtedness

Refer to Note 9, “Debt” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information. At April 3, 2016, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.125% Notes, and the indenture governing the 5.75% Notes.

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

Equity

During the six month period ended April 3, 2016, SBH granted 0.6 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $54.2 million, which represented unearned share based compensation. Such unearned compensation is amortized to expense over the appropriate vesting period. See Note 13, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. During the six month period ended April 3, 2016, SBH repurchased 0.4 million shares.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply.  As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU proposes changes to the accounting for share-based payment awards issued to employees; primarily income taxes upon award vest or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. The ASU can be applied using predominantly a modified retrospective approach for many of the previously outlined accounting changes. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2018, with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the six month period ended April 3, 2016. For additional information, refer to Note 9 and Note 10 to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended April 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for integration activities of AAG. As previously disclosed, we completed the acquisition of AAG on May 21, 2015. During the three months ended April 3, 2016, the Company successfully integrated the operations and processes of AAG into the Company’s shared service organization and financial systems environment. This initiative was not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting, but to align and streamline design and operation of the financial control environment of the acquired entity with the Company.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended April 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for integration activities of AAG. As previously disclosed, we completed the acquisition of AAG on May 21, 2015. During the three months ended April 3, 2016, the Company successfully integrated the operations and processes of AAG into the Company’s shared service organization and financial systems environment. This initiative was not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting, but to align and streamline design and operation of the financial control environment of the acquired entity with the Company.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at April 3, 2016, there has been no material change to this information.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 3, 2016, we did not sell any equity securities that were not registered under the Securities Act. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. The following table reflects all shares repurchased inclusive of the common stock repurchase program discussed above.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2015	130,000	$98.18	130,000	287,236,600
October 1 to October 31, 2015	235,900	93.88	235,900	265,091,371
November 1 to November 30, 2015	192,800	93.89	192,800	246,989,425
December 1, 2015 to January 3, 2016	—	—	—	246,989,425
As of January 3, 2016	558,700	$94.88	558,700	246,989,425
January 4 to January 31, 2016	—	—	—	246,989,425
February 1 to February 28, 2016	—	—	—	246,989,425
February 29 to April 3, 2016	—	—	—	246,989,425
As of April 3, 2016	558,700	$94.88	558,700	246,989,425

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016
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