Form 10-Q
period 2016-07-03
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2016-08-03
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of August 1,  2016, there were outstanding 59,404,604 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

This report is a combined report of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC. The combined notes to the condensed consolidated financial statements include notes representing Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC and certain notes related specifically to SB/RH Holdings, LLC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

July 3, 2016 and September 30, 2015

(in millions, unaudited)

	July 3, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$117.0	$247.9
Trade receivables, net	588.9	498.8
Other receivables	61.2	87.9
Inventories	842.3	780.8
Prepaid expenses and other current assets	82.2	72.1
Total current assets	1,691.6	1,687.5
Property, plant and equipment, net	523.2	507.1
Deferred charges and other	41.2	42.2
Goodwill	2,479.7	2,476.7
Intangible assets, net	2,399.6	2,480.3
Total assets	$7,135.3	$7,193.8
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$35.3	$33.8
Accounts payable	473.5	620.6
Accrued wages and salaries	94.5	96.5
Accrued interest	42.0	63.3
Other current liabilities	187.8	212.7
Total current liabilities	833.1	1,026.9
Long-term debt, net of current portion	3,840.2	3,872.1
Deferred income taxes	552.4	572.5
Other long-term liabilities	105.8	115.5
Total liabilities	5,331.5	5,587.0
Commitments and contingencies
Shareholders' equity:
Common stock	0.6	0.6
Additional paid-in capital	2,063.2	2,033.6
Accumulated deficit	(2.6)	(205.5)
Accumulated other comprehensive loss, net of tax	(195.5)	(200.1)
Treasury stock, at cost	(105.8)	(65.5)
Total shareholders' equity	1,759.9	1,563.1
Noncontrolling interest	43.9	43.7
Total equity	1,803.8	1,606.8
Total liabilities and equity	$7,135.3	$7,193.8

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 3, 2016 and June 28, 2015

(in millions, except per share figures, unaudited)

	Three Month Periods Ended		Nine Month Periods Ended

	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$1,361.5	$1,247.5	$3,790.0	$3,382.3
Cost of goods sold	830.8	789.5	2,355.5	2,179.0
Restructuring and related charges	0.1	—	0.4	0.4
Gross profit	530.6	458.0	1,434.1	1,202.9
Selling	201.7	184.8	578.3	517.7
General and administrative	94.2	89.9	276.2	242.5
Research and development	14.6	12.9	42.9	36.9
Acquisition and integration related charges	8.0	24.2	31.2	44.2
Restructuring and related charges	5.4	10.5	7.8	21.9
Total operating expenses	323.9	322.3	936.4	863.2
Operating income	206.7	135.7	497.7	339.7
Interest expense	59.9	112.9	175.8	206.5
Other non-operating expense, net	2.2	1.7	6.5	5.6
Income from operations before income taxes	144.6	21.1	315.4	127.6
Income tax expense (benefit)	42.5	(23.8)	46.8	4.8
Net income	102.1	44.9	268.6	122.8
Net income attributable to non-controlling interest	0.2	—	0.4	0.3
Net income attributable to controlling interest	$101.9	$44.9	$268.2	$122.5
Earnings Per Share
Basic earnings per share	$1.72	$0.79	$4.52	$2.26
Diluted earnings per share	1.71	0.79	4.51	2.26
Dividends per share	0.38	0.33	1.09	0.96
Weighted Average Shares Outstanding
Basic	59.4	56.5	59.3	54.2
Diluted	59.6	56.5	59.5	54.3

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended July 3, 2016 and June 28, 2015

(in millions, unaudited)

	Three Month Periods Ended		Nine Month Periods Ended

	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income	$102.1	$44.9	$268.6	$122.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(13.7)	9.5	(6.0)	(68.6)
Unrealized gain (loss) on hedging derivatives, net tax of $(2.9), $3.9, $(0.4) and $2.0, respectively	7.8	(12.0)	8.6	(8.6)
Defined benefit pension gain (loss), net tax of $(0.3), $0.2, $(0.5) and $(0.9), respectively	1.2	(0.6)	1.7	2.8
Other comprehensive (loss) income, net of tax	(4.7)	(3.1)	4.3	(74.4)
Comprehensive income	97.4	41.8	272.9	48.4
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	—	(0.3)	0.3
Comprehensive income attributable to controlling interest	$97.6	$41.8	$273.2	$48.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 3, 2016 and June 28, 2015

(in millions, unaudited)

	July 3, 2016	June 28, 2015
Cash flows from operating activities
Net income	$268.6	$122.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of intangible assets	70.5	64.0
Depreciation	66.2	58.7
Share based compensation	47.4	36.3
Non-cash inventory adjustment from acquisitions	—	7.7
Non-cash restructuring and related charges	2.8	15.0
Amortization of debt issuance costs	8.4	7.7
Write-off of debt issuance costs on retired debt	—	11.2
Non-cash debt accretion	1.6	1.4
Write-off of unamortized discount on retired debt	—	1.7
Deferred tax benefit	(3.1)	(32.0)
Net changes in operating assets and liabilities, net of effects of acquisitions	(344.5)	(453.7)
Net cash provided (used) by operating activities	117.9	(159.2)
Cash flows from investing activities
Purchases of property, plant and equipment	(59.6)	(49.5)
Business acquisitions, net of cash acquired	—	(1,193.2)
Proceeds from sales of property, plant and equipment	0.8	1.3
Other investing activities	(1.9)	(0.9)
Net cash used by investing activities	(60.7)	(1,242.3)
Cash flows from financing activities
Proceeds from issuance of debt	203.9	3,143.5
Payment of debt	(270.2)	(2,275.2)
Payment of debt issuance costs	(1.6)	(42.7)
Payment of cash dividends	(64.6)	(51.0)
Treasury stock purchases	(40.2)	(8.4)
Payment of contingent consideration	(3.2)	—
Share based tax withholding payments, net of proceeds upon vesting	(10.5)	(1.9)
Net proceeds from issuance of common stock	—	562.8
Net cash (used) provided by financing activities	(186.4)	1,327.1
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(13.0)
Net decrease in cash and cash equivalents	(130.9)	(87.4)
Cash and cash equivalents, beginning of period	247.9	194.6
Cash and cash equivalents, end of period	$117.0	$107.2
Supplemental disclosure of cash flow information
Cash paid for interest	$186.8	$236.3
Cash paid for taxes	30.7	40.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$28.2	$2.2
Non cash financing activities
Issuance of shares through stock compensation plan	$47.2	$11.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

July 3, 2016 and September 30, 2015

(in millions, unaudited)

	July 3, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$116.9	$247.9
Trade receivables, net	588.9	498.8
Other receivables	61.2	87.9
Inventories	842.3	780.8
Prepaid expenses and other current assets	82.2	72.1
Total current assets	1,691.5	1,687.5
Property, plant and equipment, net	523.2	507.1
Deferred charges and other	34.6	42.1
Goodwill	2,479.7	2,476.7
Intangible assets, net	2,399.6	2,480.3
Total assets	$7,128.6	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$42.3	$68.5
Accounts payable	473.5	620.6
Accrued wages and salaries	94.5	96.5
Accrued interest	42.0	63.3
Other current liabilities	187.1	211.9
Total current liabilities	839.4	1,060.8
Long-term debt, net of current portion	3,840.2	3,872.1
Deferred income taxes	555.6	572.5
Other long-term liabilities	105.8	115.5
Total liabilities	5,341.0	5,620.9
Commitments and contingencies
Shareholder's equity:
Other capital	1,991.6	1,969.9
Accumulated deficit	(58.3)	(246.7)
Accumulated other comprehensive loss, net of tax	(195.5)	(200.1)
Total shareholder's equity	1,737.8	1,523.1
Noncontrolling interest	49.8	49.7
Total equity	1,787.6	1,572.8
Total liabilities and equity	$7,128.6	$7,193.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 3, 2016 and June 28, 2015

(in millions, unaudited)

	Three Month Periods Ended		Nine Month Periods Ended

	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$1,361.5	$1,247.5	$3,790.0	$3,382.3
Cost of goods sold	830.8	789.5	2,355.5	2,179.0
Restructuring and related charges	0.1	—	0.4	0.4
Gross profit	530.6	458.0	1,434.1	1,202.9
Selling	201.7	184.8	578.3	517.7
General and administrative	92.8	88.2	271.7	238.1
Research and development	14.6	12.9	42.9	36.9
Acquisition and integration related charges	8.0	24.2	31.2	44.2
Restructuring and related charges	5.4	10.5	7.8	21.9
Total operating expenses	322.5	320.6	931.9	858.8
Operating income	208.1	137.4	502.2	344.1
Interest expense	59.9	112.9	175.8	206.5
Other non-operating expense, net	2.2	1.7	6.5	5.6
Income from operations before income taxes	146.0	22.8	319.9	132.0
Income tax expense	40.8	(23.8)	56.6	4.8
Net income	105.2	46.6	263.3	127.2
Net income attributable to non-controlling interest	0.1	—	0.3	0.2
Net income attributable to controlling interest	$105.1	$46.6	$263.0	$127.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended July 3, 2016 and June 28, 2015

(in millions, unaudited)

	Three Month Periods Ended		Nine Month Periods Ended

	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income	$105.2	$46.6	$263.3	$127.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(13.7)	9.5	(6.0)	(68.6)
Unrealized gain (loss) on hedging derivatives, net tax of $(2.9), $3.9, $(0.4) and $2.0, respectively	7.8	(12.0)	8.6	(8.6)
Defined benefit pension gain (loss), net tax of $(0.3), $0.2, $(0.5) and $(0.9), respectively	1.2	(0.6)	1.7	2.8
Other comprehensive (loss) income, net of tax	(4.7)	(3.1)	4.3	(74.4)
Comprehensive income	100.5	43.5	267.6	52.8
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	—	(0.3)	0.2
Comprehensive income attributable to controlling interest	$100.7	$43.5	$267.9	$52.6

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 3, 2016 and June 28, 2015

(in millions, unaudited)

	July 3, 2016	June 28, 2015
Cash flows from operating activities
Net income	$263.3	$127.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of intangible assets	70.5	64.0
Depreciation	66.2	58.7
Share based compensation	43.4	32.2
Non-cash inventory adjustment from acquisitions	—	7.7
Non-cash restructuring and related charges	2.8	15.0
Amortization of debt issuance costs	8.4	7.7
Write-off of debt issuance costs on retired debt	—	11.2
Non-cash debt accretion	1.6	1.4
Write-off of unamortized discount on retired debt	—	1.7
Deferred tax expense (benefit)	6.6	(32.0)
Net changes in operating assets and liabilities, net of effects of acquisitions	(358.1)	(458.4)
Net cash provided (used) by operating activities	104.7	(163.6)
Cash flows from investing activities
Purchases of property, plant and equipment	(59.6)	(49.5)
Business acquisitions, net of cash acquired	—	(1,193.2)
Proceeds from sales of property, plant and equipment	0.8	1.3
Other investing activities	(1.9)	(0.9)
Net cash used by investing activities	(60.7)	(1,242.3)
Cash flows from financing activities
Proceeds from issuance of debt	217.8	3,177.0
Payment of debt	(311.7)	(2,281.9)
Payment of debt issuance costs	(1.6)	(37.3)
Payment of cash dividends to parent	(74.6)	(51.0)
Payment of contingent consideration	(3.2)
Share based tax withholding payments, net of proceeds upon vesting	—	(1.9)
Capital contribution from parent	—	528.3
Net cash (used) provided by financing activities	(173.3)	1,333.2
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(13.0)
Net decrease in cash and cash equivalents	(131.0)	(85.7)
Cash and cash equivalents, beginning of period	247.9	192.9
Cash and cash equivalents, end of period	$116.9	$107.2
Supplemental disclosure of cash flow information
Cash paid for interest	$186.8	$236.3
Cash paid for taxes	30.7	40.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$28.2	$2.2

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU provides for changes to the accounting for share-based payment awards issued to employees; primarily income taxes upon award vest or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. The ASU is effective for annual periods beginning after December 15, 2016, and interim period within those annual periods. Early adoption is permitted for any interim or annual period. The Company has elected to early adopt for the three month period ended July 3, 2016, effective as if adopted the first day of the fiscal year, October 1, 2015.

Under the new guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense. Under prior guidance, windfalls were recognized to additional paid-in capital and shortfalls were only recognized in the extent they exceed the pool of windfall tax benefits. As of September 30, 2015, there was $22.2 million of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized as they did not reduce income taxes payable. The cumulative adjustment for the adoption did not have an impact on net equity as the incremental deferred tax assets are fully reserved by an incremental valuation allowance as of September 30, 2015. The adoption of the new standard impacted our previously reported quarterly results for the recognition of excess tax benefits in our provision for income taxes rather than paid in capital. Due to the valuation allowance on deferred taxes, there was no impact to our quarterly results for the three month period ended January 3, 2016. The following summarizes the impact to the three and six months periods ended April 3, 2016:

SBH Statements of Operations	Three Month Period Ended April 3, 2016			Six Month Period Ended April 3, 2016
(in millions, except per share)	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Income tax expense (benefit)	$14.9	$(17.4)	$(2.5)	$21.8	$(17.4)	$4.4
Net income	75.3	17.4	92.7	149.0	17.4	166.4
Net income attributable to controlling interest	75.2	17.4	92.6	148.8	17.4	166.2
Earnings Per Share
Basic earnings per share	$1.27	$0.29	$1.56	$2.51	$0.29	$2.80
Diluted earnings per share	$1.26	$0.29	$1.55	$2.50	$0.29	$2.79

SB/RH Statements of Operations	Three Month Period Ended April 3, 2016			Six Month Period Ended April 3, 2016
(in millions)	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Income tax expense	$19.4	$(10.4)	$9.0	$26.3	$(10.4)	$15.9
Net income	72.2	10.4	82.6	147.7	10.4	158.1
Net income attributable to controlling interest	72.1	10.4	82.5	147.5	10.4	157.9

Further, as part of the adoption, the Company elected to account for forfeitures in compensation cost as they occur. The cumulative impact for the change in election was not material and was recognized in the three month period ended July 3, 2016.

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

The following is a summary of the reclassifications from the retrospective adoption of ASU 2015-03 and ASU 2015-17 discussed above, as of September 30, 2015 for SBH and SB/RH, respectively:

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Current guidance requires retrospective adjustment of prior periods; the new guidance eliminates this requirement. The Company applied the adoption of this ASU effective the first day of the year ending September 30, 2016 and all subsequent measurement period adjustments are recorded in the period identified, resulting in the recognition of adjustments to goodwill from the Armored AutoGroup (“AAG”) acquisition. See Note 8 “Goodwill and Intangible Assets”, for adjustments to goodwill.

NOTE 3 - ACQUISITIONS

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of Armored AutoGroup Parent, Inc. (“AAG”), a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the A/C PRO brand of do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Condensed Consolidated Statements of Operations and are reported as a separate segment under Global Auto Care for the three and nine month periods ended July 3, 2016 and June 28, 2015, since the date of acquisition.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributer of premium natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the three and nine month periods ended July 3, 2016 and June 28, 2015, since the date of acquisition.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), premium brands for dogs and cats. The results of European IAMS and Eukanuba’s operations are included in the Company’s Condensed Consolidated Statements of Operations and as part of the Global Pet Supplies segment for the three and nine month periods ended July 3, 2016 and June 28, 2015, since the date of acquisition.

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company for the three and nine month periods ended July 3, 2016 and June 28, 2015:

	Three Months Ended		Nine Months Ended
(in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Armored AutoGroup	$2.6	$17.8	$13.2	$17.8
HHI Business	4.4	2.1	12.0	8.3
European IAMS and Eukanuba	0.4	1.0	2.4	6.0
Salix	0.2	3.3	1.7	8.4
Other	0.4	—	1.9	3.7
Total acquisition and integration related charges	$8.0	$24.2	$31.2	$44.2

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

GAC Business Rationalization Initiatives – During the three month period ended July 3, 2016, the Company implemented a series of initiatives through the Global Auto Care segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $15 million, of which $3.6 million has been incurred to date, the balance is anticipated to be incurred through September 30, 2017.

HHI Business Rationalization Initiatives – During the three month period ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global Hardware & Home Improvement operations. Total costs associated with these initiatives are expected to be approximately $15 million, of which $14.3 million has been incurred to date,  the balance is anticipated to be incurred through September 30, 2016.

Global Expense Rationalization Initiatives – During the three month period ended June 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments, and within Corporate. Total costs associated with these initiatives are expected to be approximately $47 million, of which $45.1 million has been incurred to date, the balance is anticipated to be incurred through September 30, 2018.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months). Total costs associated with these initiatives are expected to be approximately $3 million, of which $1.8 million has been incurred to date.

The following table summarizes restructuring and related charges for the three and nine month periods ended July 3, 2016 and June 28, 2015:

	Three Months Ended		Nine Months Ended

(in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
HHI business rationalization initiatives	$—	$6.3	$(0.5)	$7.7
GAC business rationalization initiatives	3.6	—	3.6	—
Global expense rationalization initiatives	1.1	3.9	3.3	13.9
Other restructuring activities	0.8	0.3	1.8	0.7
Total restructuring and related charges	$5.5	$10.5	$8.2	$22.3
Reported as:
Cost of goods sold	$0.1	$—	$0.4	$0.4
Operating expense	5.4	10.5	7.8	21.9

The following is a summary of restructuring and related charges for the three and nine month periods ended July 3, 2016 and June 28, 2015 by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended July 3, 2016	1.3	4.2	5.5
For the three month period ended June 28, 2015	(1.9)	12.4	10.5
For the nine month period ended July 3, 2016	3.0	5.2	8.2
For the nine month period ended June 28, 2015	6.0	16.3	22.3
Cumulative costs through July 3, 2016	31.1	33.7	64.8

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the nine month period ended July 3, 2016:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2015	4.3	3.9	8.2
Provisions	3.0	5.2	8.2
Cash expenditures	(5.6)	(7.5)	(13.1)
Non-cash items	0.1	(0.2)	(0.1)
Accrual balance at July 3, 2016	$1.8	$1.4	$3.2

The following summarizes restructuring and related charges by segment for the three and nine month periods ended July 3, 2016 and June 28, 2015, cumulative costs incurred through July 3, 2016 and future expected costs to be incurred by segment:

	Global		Hardware
	Batteries &	Global Pet	& Home	Global
(in millions)	Appliances	Supplies	Improvement	Auto Care	Corporate	Total
For the three month period ended July 3, 2016	$0.6	$0.6	$0.7	3.6	$—	$5.5
For the three month period ended June 28, 2015	1.0	3.2	6.3	—	—	10.5
For the nine month period ended July 3, 2016	1.0	2.4	1.2	3.6	—	8.2
For the nine month period ended June 28, 2015	6.4	7.8	7.8	—	0.3	22.3
Cumulative costs through July 3, 2016	30.2	12.9	16.0	3.6	2.1	64.8
Future costs to be incurred	0.5	2.2	0.3	11.5	0.1	14.6

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of July 3, 2016 and September 30, 2015 was $46.0 million and $44.0 million, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 17% and 16% of the Company’s Trade Receivables at July 3, 2016 and September 30, 2015, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	July 3, 2016	September 30, 2015
Raw materials	$143.1	$132.4
Work-in-process	59.8	37.9
Finished goods	639.4	610.5
	$842.3	$780.8

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	July 3, 2016	September 30, 2015
Land, buildings and improvements	$193.5	$190.9
Machinery, equipment and other	525.9	491.9
Capitalized leases	121.7	97.3
Construction in progress	59.5	51.8
Property, plant and equipment	$900.6	$831.9
Accumulated depreciation	(377.4)	(324.8)
Property, plant and equipment, net	$523.2	$507.1

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and	Global
(in millions)	Appliances	Improvement	Supplies	Garden	Auto Care	Total
Balance, as of September 30, 2015	348.5	699.5	299.6	196.5	932.6	2,476.7
Adjustments	—	—	—	—	3.4	3.4
Foreign currency impact	(2.8)	3.6	0.1	—	(1.3)	(0.4)
Balance, as of July 3, 2016	$345.7	$703.1	$299.7	$196.5	$934.7	$2,479.7

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	July 3, 2016			September 30, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$984.0	$(288.7)	$695.3	$985.2	$(247.4)	$737.8
Technology assets	236.3	(91.0)	145.3	238.6	(78.1)	160.5
Tradenames	165.4	(85.3)	80.1	165.4	(73.7)	91.7
Total	$1,385.7	$(465.0)	$920.7	$1,389.2	$(399.2)	$990.0

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	4 - 18 years	11.1 years
Tradenames	8 - 17 years	16.2 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,478.9 million and $1,490.3 million as of July 3, 2016 and September 30, 2015. There was no impairment loss on indefinite-lived trade names for the nine month periods ended July 3, 2016 or June 28, 2015.

Amortization expense from intangible assets for the three month periods ended July 3, 2016 and June 28, 2015 was $23.5 million and $22.3 million, respectively. Amortization expense from intangible assets for the nine month periods ended July 3, 2016 and June 28, 2015 was $70.5 million and $64.0 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2016	$93.9
2017	93.0
2018	86.2
2019	85.1
2020	84.9

NOTE 9 - DEBT

Debt consists of the following:

	Spectrum Brands Holdings, Inc.				SB/RH Holdings, LLC
	July 3, 2016		September 30, 2015		July 3, 2016		September 30, 2015
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,103.1	3.6%	$1,226.9	3.9%	$1,103.1	3.6%	$1,226.9	3.9%
CAD Term Loan, variable rate, due June 23, 2022	57.4	4.6%	55.7	4.4%	57.4	4.6%	55.7	4.4%
Euro Term Loan, variable rate, due June 23, 2022	116.7	3.5%	255.8	3.5%	116.7	3.5%	255.8	3.5%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	520.0	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring June 23, 2020	198.5	3.6%	—	—%	198.5	3.6%	—	—%
Other notes and obligations	15.4	11.9%	11.2	10.2%	22.4	8.1%	45.9	4.9%
Obligations under capital leases	107.9	5.5%	88.2	5.7%	107.9	5.5%	88.2	5.7%
Total debt	3,939.0		3,977.8		3,946.0		4,012.5
Unamortized discount on debt	(5.3)		(6.8)		(5.3)		(6.8)
Debt issuance costs	(58.2)		(65.1)		(58.2)		(65.1)
Less current portion	(35.3)		(33.8)		(42.3)		(68.5)
Long-term debt, net of current portion	$3,840.2		$3,872.1		$3,840.2		$3,872.1

The Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum, or base rate plus 1.75% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum, with no base rate option available and (iv) the Revolver Facility is subject to either adjusted LIBOR plus 2.75% per annum, or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at July 3, 2016, the Company had borrowing availability of $276.9 million, net outstanding letters of credit of $24.6 million.

Debt held by SB/RH also includes a loan with SBH of $7.1 million and $34.7 million as of July 3, 2016 and September 30, 2015, respectively.

NOTE 10 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At July 3, 2016 and September 30, 2015, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1.3 million, net of tax. The Company’s interest rate swap derivative financial instruments at July 3, 2016 and September 30, 2015 are as follows:

	July 3, 2016		September 30, 2015
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	0.8	$300.0	1.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 3, 2016, the Company had a series of zinc and brass swap contracts outstanding through September 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.6 million, net of tax. The Company had the following commodity swap contracts outstanding as of July 3, 2016 and September 30, 2015.

	July 3, 2016		September 30, 2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	7.2 Tons	$13.6	10.8 Tons	$22.2
Brass swap contracts	1.0 Tons	$4.3	1.8 Tons	$8.5

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Operations. At July 3, 2016, the Company had a series of foreign exchange derivative contracts outstanding through September 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $4.1 million, net of tax. At July 3, 2016 and September 30, 2015, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $224.7 million and $300.6 million, respectively.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 3, 2016, the Company had a series of forward exchange contracts outstanding through August 2016. At July 3, 2016 and September 30, 2015, the Company had $197.1 million and $126.8 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At July 3, 2016, the Company had a series of commodity swaps outstanding through August 2016. The Company had the following commodity swaps outstanding as of July 3, 2016 and September 30, 2015:

	July 3, 2016		September 30, 2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	5.0 troy oz.	$0.1	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	July 3, 2016	September 30, 2015
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$1.3	$—
Commodity swaps - designated as hedge	Deferred charges and other	0.3	—
Foreign exchange contracts - designated as hedge	Receivables—Other	6.6	$5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.6	0.4
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.4	0.4
Total Derivative Assets		$9.2	$6.0
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$1.3	$1.4
Interest rate swaps - designated as hedge	Accrued interest	0.5	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	—	0.8
Commodity swaps - designated as hedge	Accounts payable	0.4	4.7
Commodity swaps - designated as hedge	Other long-term liabilities	—	0.8
Commodity swaps - not designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	1.7	1.5
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.1	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.6	0.1
Total Derivative Liabilities		$4.6	$9.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of July 3, 2016 and September 30, 2015.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015, there was $3.5 million of posted cash collateral related to such liability positions. As of July 3, 2016, there was no cash collateral outstanding. In addition, as of July 3, 2016 and September 30, 2015, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables in the Condensed Consolidated Statements of Financial Position.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations for the three and nine month periods ended July 3, 2016 and June 28, 2015, pretax:

	Effective Portion
For the three months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
July 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.2)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	2.0	Cost of goods sold	(0.8)	Cost of goods sold	0.1
Foreign exchange contracts	(0.3)	Net sales	—	Net sales	—
Foreign exchange contracts	8.0	Cost of goods sold	0.1	Cost of goods sold	—
Total	$9.5		$(1.2)		$0.1

	Effective Portion
For the three months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
June 28, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.5)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	(0.7)	Cost of goods sold	—	Cost of goods sold	—
Foreign exchange contracts	0.2	Net sales	—	Net sales	—
Foreign exchange contracts	(6.8)	Cost of goods sold	8.6	Cost of goods sold	—
Total	$(7.8)		$8.1		$—

	Effective Portion
For the nine months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
July 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.5)	Interest expense	$(1.4)	Interest expense	$—
Commodity swaps	2.9	Cost of goods sold	(3.8)	Cost of goods sold	0.1
Foreign exchange contracts	(0.4)	Net sales	—	Net sales	—
Foreign exchange contracts	6.8	Cost of goods sold	5.0	Cost of goods sold	—
Total	$8.8		$(0.2)		$0.1

	Effective Portion
For the nine months ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
June 28, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(2.4)	Interest expense	$(1.4)	Interest expense	$—
Commodity swaps	(2.4)	Cost of goods sold	0.3	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	—	Net sales	—
Foreign exchange contracts	14.0	Cost of goods sold	21.0	Cost of goods sold	—
Total	$9.3		$19.9		$—

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2016 and June 28, 2015:

		Three Months Ended		Nine Months Ended
(in millions)	Line Item	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Foreign exchange contracts	Other non-operating expenses, net	$0.8	$5.0	$1.6	$(2.4)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 10, “Derivatives” for additional detail. The fair values of derivative instruments as of July 3, 2016 and September 30, 2015 are as follows:

	July 3, 2016		September 30, 2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$9.2	$9.2	$6.0	$6.0
Derivative Liabilities	$4.6	$4.6	$9.8	$9.8

The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The carrying values and fair values for debt as of July 3, 2016 and September 30, 2015 are as follows:

	July 3, 2016		September 30, 2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - Spectrum Brands Holdings, Inc.	$3,875.5	$4,045.2	$3,905.9	$4,085.8
Total debt - SB/RH Holdings, LLC	$3,882.5	$4,052.3	$3,940.6	$4,120.5

NOTE 12 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three and nine month periods ended July 3, 2016, and June 28, 2015 were as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Three month period ended
Service cost	$0.1	$0.1	$0.7	$0.7
Interest cost	0.7	0.8	1.5	1.6
Expected return on assets	(1.1)	(1.1)	(1.2)	(1.3)
Recognized net actuarial loss	0.1	—	0.4	0.3
Net periodic benefit cost	$(0.2)	$(0.2)	$1.4	$1.3
Nine month period ended
Service cost	$0.2	$0.3	$2.0	$2.1
Interest cost	2.2	2.4	4.6	4.9
Expected return on assets	(3.3)	(3.3)	(3.6)	(4.2)
Recognized net actuarial loss	0.4	0.1	1.3	1.0
Net periodic benefit cost	$(0.5)	$(0.5)	$4.3	$3.8
Weighted average assumptions
Discount rate	4.25%	4.15%	1.75 - 13.81%	2.00 - 13.50%
Expected return on plan assets	7.25%	7.50%	1.75 - 4.53%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three months ended July 3, 2016 and June 28, 2015, were $2.2 million and $2.0 million, respectively. Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the nine months ended July 3, 2016 and June 28, 2015, were $8.1 million and $7.5 million, respectively.

NOTE 13 - SHARE BASED COMPENSATION

Share based compensation expense for SBH during the three month periods ended July 3, 2016 and June 28, 2015 was $15.9 million and $16.9 million respectively. Share based compensation expense for SBH during the nine month periods ended July 3, 2016 and June 28, 2015 was $47.4 million and $36.3 million respectively. The remaining unrecognized pre-tax compensation cost for SBH at July 3, 2016 was $28.6 million.

Share based compensation expense for SB/RH during the three month periods ended July 3, 2016 and June 28, 2015 was $14.6 million and $15.2 million respectively. Share based compensation expense for SB/RH during the nine month periods ended July 3, 2016 and June 28, 2015 was $43.4 million and $32.2 million respectively. The remaining unrecognized pre-tax compensation cost for SB/RH at July 3, 2016 was $25.9 million.

During the three month period ended July 3, 2016, SBH and SB/RH granted less than 0.1 million Restricted Stock Units (“RSUs”).  The total market value of the RSUs on the dates of the grants was $1.6 million for SBH and SB/RH.

During the nine month period ended July 3, 2016, SBH and SB/RH granted 0.6 million RSUs, which included 0.2 million units that vested immediately or within 12 months and 0.4 million that are both performance and time-based and vest over a period ranging from one to two years. The total market value of the RSUs on the dates of the grants was $55.7 million and $53.9 million for SBH and SB/RH, respectively. The fair value of RSUs is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s RSUs during the nine month period ended July 3, 2016 is as follows:

	Spectrum Brands Holdings, Inc.			SB/RH Holdings, LLC
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Non-vested RSUs at September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1
Granted	0.6	94.78	55.7	0.6	94.90	53.9
Forfeited	(0.2)	94.75	(14.8)	(0.2)	94.75	(14.8)
Vested	(0.5)	86.81	(47.3)	(0.5)	86.60	(43.8)
Non-vested RSUs at July 3, 2016	0.5	94.63	$46.8	0.4	96.90	$37.4

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of AOCI, net of tax, for the nine month period ended July 3, 2016 was as follows:

	Foreign		Employee
	Currency	Derivative	Benefit
(in millions)	Translation	Hedging	Plans	Total
Accumulated other comprehensive loss, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Other comprehensive (loss) income before reclassification	(6.0)	8.8	0.4	3.2
Amounts reclassified from accumulated other comprehensive income (loss)	-	0.2	1.8	2.0
Other comprehensive (loss) income, nine month period ended July 3, 2016	(6.0)	9.0	2.2	5.2
Deferred tax effect	-	(1.4)	(0.5)	(1.9)
Deferred tax valuation allowance	-	1.0	-	1.0
Other comprehensive income, net of tax	(6.0)	8.6	1.7	4.3
Other comprehensive loss attributable to non-controlling interest	(0.3)	-	-	(0.3)
Other comprehensive income attributable to controlling interest	(5.7)	8.6	1.7	4.6
Accumulated other comprehensive (loss) income, as of July 3, 2016	$(158.0)	$4.6	$(42.1)	$(195.5)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2016 and June 28, 2015 were as follows:

	Three Month Period Ended		Nine Month Period Ended
(in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of goods sold	$0.4	$0.2	$1.1	$0.5
Selling expenses	—	—	0.2	0.2
General and administrative expenses	0.2	0.1	0.5	0.4
Amounts reclassified from accumulated other comprehensive income	$0.6	$0.3	$1.8	$1.1

See Note 10 “Derivatives”, for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 15 - INCOME TAXES

SBH effective tax rate for the three month periods ended July 3, 2016 and June 28, 2015 was 29.4% and (112.8)%, respectively. SB/RH effective tax rate for the three month periods ended July 3, 2016 and June 28, 2015 was 27.9% and (104.4)%, respectively. The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowance on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. The effective tax rate for the three month period ended July 3, 2016 was increased due to $25.5 million of income tax expense recognized for a tax contingency reserve for a tax exposure in Germany. SBH effective tax rate also includes $5.3 million of tax benefits from the adoption of ASU No. 2016-09. SBRH effective tax rate includes $9.4 million of tax benefits from the adoption of ASU No. 2016-09. See Note 2, “Significant Accounting Policies”, for additional discussion over the adoption of ASU No. 2016-09.

SBH’s effective tax rate for the nine month periods ended July 3, 2016 and June 28, 2015 was 14.8% and 3.8%, respectively. SB/RH’s effective tax rate for the nine month periods ended July 3, 2016 and June 28, 2015 was 17.7% and 3.6%, respectively. The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowance on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. The effective tax rate for the three and nine month period ended July 3, 2016 was increased due to $25.5 million of income tax expense recognized for a tax contingency reserve for a tax exposure in Germany. SBH effective tax rate also includes $22.7 million of tax benefits from the adoption of ASU No. 2016-09 for the nine month period ended July 3, 2016.  SBRH effective tax rate includes $19.9 million of tax benefits from the adoption of ASU No. 2016-09 for the nine month period ended July 3, 2016.  See Note 2, “Significant Accounting Policies”, for additional discussion over the adoption of ASU No. 2016-09. For the nine month period ended July 3, 2016, the effective tax rate was reduced due to $5.9 million for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on the Company’s net deferred tax liabilities.

In December 2015, the Company received a ruling from the Internal Revenue Service which resulted in approximately $88 million of U.S. net operating losses being restored. The ruling created additional U.S. deferred tax assets and valuation allowance during the nine month period ended July 3, 2016.

During the nine month period ended July 3, 2016, the Company determined it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused. The Company estimates the total unused tax benefits are approximately $211 million. The Company has projected to release approximately $109 million of valuation allowance during the year ending September 30, 2016 based on estimates of taxable income. Approximately $25 million of the valuation allowance release results from additional deferred tax assets created by the adoption of ASU No. 2016-09. For the nine month period ended July 3, 2016, the Company included $95 million of the release in the calculation of the estimated annual effective tax rate for the current fiscal year, and $14 million as a discrete income tax benefit.

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

Summary statements of operations including net sales to external customers relating to the segments for the three and nine month periods ended July 3, 2016 and June 28, 2015 are as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Three month periods ended (in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Consumer batteries	$187.2	$178.3	$187.2	$178.3
Small appliances	151.1	161.3	151.1	161.3
Personal care	115.8	119.4	115.8	119.4
Global Batteries & Appliances	454.1	459.0	454.1	459.0
Hardware & Home Improvement	328.5	313.5	328.5	313.5
Global Pet Supplies	207.1	208.3	207.1	208.3
Home and Garden	212.0	202.3	212.0	202.3
Global Auto Care	159.8	64.4	159.8	64.4
Net sales	$1,361.5	$1,247.5	$1,361.5	$1,247.5

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Nine month periods ended (in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Consumer batteries	$618.0	$600.3	$618.0	$600.3
Small appliances	479.3	536.7	479.3	536.7
Personal care	393.0	402.3	393.0	402.3
Global Batteries & Appliances	1,490.3	1,539.3	1,490.3	1,539.3
Hardware & Home Improvement	912.9	874.1	912.9	874.1
Global Pet Supplies	619.0	538.8	619.0	538.8
Home and Garden	414.7	365.7	414.7	365.7
Global Auto Care	353.1	64.4	353.1	64.4
Net sales	$3,790.0	$3,382.3	$3,790.0	$3,382.3

During the three month period ended July 3, 2016, the Company changed its performance metric to Adjusted EBITDA to better reflect how the Chief Operating Decision Maker is currently evaluating the business and making operating decisions. All amounts for prior periods have been recast to reflect current presentation. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the nine month period ended July 3, 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory. During the three and nine month period ended June 28, 2015, other consisted of costs associated with exiting of a key executive, coupled with onboarding a key executive. Segment Adjusted EBITDA in relation to the Company’s reportable segments for the three and nine month periods ended July 3, 2016 and June 28, 2015, is as follows:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Three month periods ended (in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Global Batteries & Appliances	$64.3	$60.1	$64.3	$60.1
Hardware & Home Improvement	65.2	62.6	65.2	62.6
Global Pet Supplies	37.7	38.4	37.7	38.4
Home and Garden	67.0	62.4	67.0	62.4
Global Auto Care	54.2	19.2	54.2	19.2
Total Segment Adjusted EBITDA	288.4	242.7	288.4	242.7
Depreciation and amortization	45.3	43.8	45.3	43.8
Share-based compensation	15.9	16.9	14.6	15.2
Corporate expenses	9.2	6.5	9.1	6.5
Purchase accounting inventory adjustment	—	4.7	—	4.7
Acquisition and integration related charges	8.0	24.2	8.0	24.2
Restructuring and related charges	5.5	10.5	5.5	10.5
Interest expense	59.9	112.9	59.9	112.9
Other	—	2.1	—	2.1
Income from operations before income taxes	$144.6	$21.1	$146.0	$22.8

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
Nine month periods ended (in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Global Batteries & Appliances	$228.1	$229.2	$228.1	$229.2
Hardware & Home Improvement	172.5	160.2	172.5	160.2
Global Pet Supplies	98.3	82.4	98.3	82.4
Home and Garden	118.3	100.0	118.3	100.0
Global Auto Care	122.0	19.2	122.0	19.2
Total Segment Adjusted EBITDA	739.2	591.0	739.2	591.0
Depreciation and amortization	136.7	122.7	136.7	122.7
Share-based compensation	47.4	36.3	43.4	32.2
Corporate expenses	23.3	19.8	22.9	19.5
Purchase accounting inventory adjustment	—	7.7	—	7.7
Acquisition and integration related charges	31.2	44.2	31.2	44.2
Restructuring and related charges	8.2	22.3	8.2	22.3
Interest expense	175.8	206.5	175.8	206.5
Other	1.2	3.9	1.1	3.9
Income from operations before income taxes	$315.4	$127.6	$319.9	$132.0

NOTE 17 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended July 3, 2016 and June 28, 2015 are as follows:

	Three Month Periods Ended		Nine Month Periods Ended

(in millions, except per share amounts)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Numerator
Net income attributable to controlling interest	$101.9	$44.9	$268.2	$122.5
Denominator
Weighted average shares outstanding - basic	59.4	56.5	59.3	54.2
Dilutive shares	0.2	—	0.2	0.1
Weighted average shares outstanding - diluted	59.6	56.5	59.5	54.3
Earnings per share
Basic earnings per share	$1.72	$0.79	$4.52	$2.26
Diluted earnings per share	$1.71	$0.79	$4.51	$2.26
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.3	0.3	0.3	0.3

NOTE 18 - GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/2022 Indenture, 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture. See Note 9, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes and 5.75% Notes.

The following consolidating financial statements illustrate the components of the condensed consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.9	$2.5	$110.5	$—	$116.9
Trade receivables, net	183.2	211.9	193.8	—	588.9
Intercompany receivables	—	795.3	215.4	(1,010.7)	—
Other receivables	—	8.1	56.1	(3.0)	61.2
Inventories	406.4	132.2	326.5	(22.8)	842.3
Prepaid expenses and other	43.3	4.8	34.1	—	82.2
Total current assets	636.8	1,154.8	936.4	(1,036.5)	1,691.5
Property, plant and equipment, net	234.5	74.5	214.2	—	523.2
Long-term intercompany receivables	500.2	241.4	13.8	(755.4)	—
Deferred charges and other	168.8	0.9	40.8	(175.9)	34.6
Goodwill	912.1	1,154.5	413.1	—	2,479.7
Intangible assets, net	1,359.6	633.5	406.5	—	2,399.6
Investments in subsidiaries	3,433.9	1,206.7	(2.9)	(4,637.7)	—
Total assets	$7,245.9	$4,466.3	$2,021.9	$(6,605.5)	$7,128.6
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$23.0	$0.4	$18.9	$—	$42.3
Accounts payable	195.5	75.0	203.0	—	473.5
Intercompany accounts payable	1,012.2	—	12.8	(1,025.0)	—
Accrued wages and salaries	48.3	4.6	41.6	—	94.5
Accrued interest	42.0	—	—	—	42.0
Other current liabilities	77.5	15.6	97.0	(3.0)	187.1
Total current liabilities	1,398.5	95.6	373.3	(1,028.0)	839.4
Long-term debt, net of current portion	3,794.9	14.6	30.7	—	3,840.2
Long-term intercompany debt	14.3	476.7	250.1	(741.1)	—
Deferred income taxes	203.3	444.1	89.9	(181.7)	555.6
Other long-term liabilities	33.2	1.4	71.2	—	105.8
Total liabilities	5,444.2	1,032.4	815.2	(1,950.8)	5,341.0
Shareholder's equity:
Other equity	2,055.9	151.7	(955.0)	739.0	1,991.6
Accumulated (deficit) earnings	(58.2)	3,457.8	2,282.9	(5,740.8)	(58.3)
Accumulated other comprehensive (loss) income	(196.0)	(175.6)	(171.0)	347.1	(195.5)
Total shareholder's equity	1,801.7	3,433.9	1,156.9	(4,654.7)	1,737.8
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,801.7	3,433.9	1,206.7	(4,654.7)	1,787.6
Total liabilities and equity	$7,245.9	$4,466.3	$2,021.9	$(6,605.5)	$7,128.6

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	36.1	2.2	33.0	0.8	72.1
Total current assets	801.5	926.4	1,066.6	(1,107.0)	1,687.5
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	154.8	14.1	35.3	(162.1)	42.1
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$53.4	$—	$15.1	$—	$68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.5	106.0	(0.1)	211.9
Total current liabilities	971.9	77.4	489.5	(478.0)	1,060.8
Long-term debt, net of current portion	3,848.8	—	23.3	—	3,872.1
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	202.1	440.5	94.2	(164.3)	572.5
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,072.9	1,105.4	1,073.0	(1,630.4)	5,620.9
Shareholder's equity:
Other equity	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholder's equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and equity	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7

Statement of Operations		Guarantor	Nonguarantor
Three month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$615.6	$567.6	$615.7	$(437.4)	$1,361.5
Cost of goods sold	412.2	392.9	460.0	(434.3)	830.8
Restructuring and related charges	—	—	0.1		0.1
Gross profit	203.4	174.7	155.6	(3.1)	530.6
Selling	77.5	40.3	84.0	(0.1)	201.7
General and administrative	53.1	18.7	21.0	—	92.8
Research and development	9.1	1.6	3.9	—	14.6
Acquisition and integration related charges	4.4	0.3	3.3	—	8.0
Restructuring and related charges	0.6	3.7	1.1	—	5.4
Total operating expense	144.7	64.6	113.3	(0.1)	322.5
Operating income (loss)	58.7	110.1	42.3	(3.0)	208.1
Interest expense	50.7	5.1	4.1	—	59.9
Other non-operating (income) expense, net	(129.9)	(24.6)	2.3	154.4	2.2
Income from operations before income taxes	137.9	129.6	35.9	(157.4)	146.0
Income tax expense (benefit)	32.7	(0.5)	8.1	0.5	40.8
Net income (loss)	105.2	130.1	27.8	(157.9)	105.2
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income (loss) attributable to controlling interest	$105.2	$130.1	$27.7	$(157.9)	$105.1

Statement of Operations		Guarantor	Nonguarantor
Nine month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,821.9	$1,167.8	$1,956.8	$(1,156.5)	$3,790.0
Cost of goods sold	1,241.8	805.8	1,457.6	(1,149.7)	2,355.5
Restructuring and related charges	—	—	0.4	—	0.4
Gross profit	580.1	362.0	498.8	(6.8)	1,434.1
Selling	234.0	91.2	254.1	(1.0)	578.3
General and administrative	160.5	51.5	59.8	(0.1)	271.7
Research and development	27.2	4.4	11.3		42.9
Acquisition and integration related charges	18.0	3.5	9.7		31.2
Restructuring and related charges	1.9	4.0	1.9		7.8
Total operating expense	441.6	154.6	336.8	(1.1)	931.9
Operating income (loss)	138.5	207.4	162.0	(5.7)	502.2
Interest expense	147.0	15.6	13.1	0.1	175.8
Other non-operating (income) expense, net	(282.7)	(116.7)	6.4	399.5	6.5
Income from operations before income taxes	274.2	308.5	142.5	(405.3)	319.9
Income tax expense (benefit)	10.9	24.2	25.1	(3.6)	56.6
Net income (loss)	263.3	284.3	117.4	(401.7)	263.3
Net income attributable to non-controlling interest	—	—	0.3	—	0.3
Net income (loss) attributable to controlling interest	$263.3	$284.3	$117.1	$(401.7)	$263.0

Statement of Operations		Guarantor	Nonguarantor
Three month period ended June 28, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$577.7	$324.1	$605.0	$(259.3)	$1,247.5
Cost of goods sold	397.5	202.8	445.3	(256.1)	789.5
Restructuring and related charges	—	—	—	—	—
Gross profit	180.2	121.3	159.7	(3.2)	458.0
Selling	69.8	32.1	83.2	(0.3)	184.8
General and administrative	54.2	15.4	18.6	—	88.2
Research and development	8.3	1.0	3.6	—	12.9
Acquisition and integration related charges	21.9	0.4	1.9	—	24.2
Restructuring and related charges	22.7	0.2	(12.4)	—	10.5
Total operating expense	176.9	49.1	94.9	(0.3)	320.6
Operating income (loss)	3.3	72.2	64.8	(2.9)	137.4
Interest expense	99.4	2.7	10.8	—	112.9
Other non-operating (income) expense, net	(89.6)	(42.7)	1.0	133.0	1.7
Income from operations before income taxes	(6.5)	112.2	53.0	(135.9)	22.8
Income tax (benefit) expense	(53.1)	22.2	7.1	—	(23.8)
Net income (loss)	46.6	90.0	45.9	(135.9)	46.6
Net income (loss) attributable to non-controlling interest	—	0.1	0.1	(0.2)	—
Net income (loss) attributable to controlling interest	$46.6	$89.9	$45.8	$(135.7)	$46.6

Statement of Operations		Guarantor	Nonguarantor
Nine month period ended June 28, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,672.6	$529.7	$1,875.5	$(695.5)	$3,382.3
Cost of goods sold	1,163.9	328.9	1,375.2	(689.0)	2,179.0
Restructuring and related charges	—	—	0.4	—	0.4
Gross profit	508.7	200.8	499.9	(6.5)	1,202.9
Selling	206.3	63.8	248.2	(0.6)	517.7
General and administrative	156.0	30.8	51.3	—	238.1
Research and development	24.3	2.0	10.6	—	36.9
Acquisition and integration related charges	33.9	3.0	7.3	—	44.2
Restructuring and related charges	30.7	0.3	(9.1)	—	21.9
Total operating expense	451.2	99.9	308.3	(0.6)	858.8
Operating income (loss)	57.5	100.9	191.6	(5.9)	344.1
Interest expense	180.8	1.1	24.6	—	206.5
Other non-operating (income) expense, net	(175.6)	(114.0)	4.0	291.2	5.6
Income from operations before income taxes	52.3	213.8	163.0	(297.1)	132.0
Income tax (benefit) expense	(74.9)	44.3	36.2	(0.8)	4.8
Net income (loss)	127.2	169.5	126.8	(296.3)	127.2
Net income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Net income (loss) attributable to controlling interest	$127.0	$169.3	$126.6	$(295.9)	$127.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$105.2	$130.1	$27.8	$(157.9)	$105.2
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(13.7)	(13.7)	(13.7)	27.4	(13.7)
Unrealized gain (loss) on derivative instruments	7.8	6.7	6.7	(13.4)	7.8
Defined benefit pension gain (loss)	1.2	1.1	1.2	(2.3)	1.2
Other comprehensive (loss) income	(4.7)	(5.9)	(5.8)	11.7	(4.7)
Comprehensive income (loss)	100.5	124.2	22.0	(146.2)	100.5
Comprehensive income (loss) attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to controlling interest	$100.5	$124.2	$22.2	$(146.2)	$100.7

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$263.3	$284.3	$117.4	$(401.7)	$263.3
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(6.0)	(6.0)	(5.9)	11.9	(6.0)
Unrealized gain (loss) on derivative instruments	8.6	3.9	3.8	(7.7)	8.6
Defined benefit pension gain (loss)	1.7	1.7	1.6	(3.3)	1.7
Other comprehensive income (loss)	4.3	(0.4)	(0.5)	0.9	4.3
Comprehensive income (loss)	267.6	283.9	116.9	(400.8)	267.6
Comprehensive income (loss) attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$267.6	$283.9	$117.2	$(400.8)	$267.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended June 28, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$46.6	$90.0	$45.9	$(135.9)	$46.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	9.5	9.5	9.5	(19.0)	9.5
Unrealized (loss) gain on derivative instruments	(12.0)	(11.5)	(11.5)	23.0	(12.0)
Defined benefit pension (loss) gain	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Other comprehensive (loss) income	(3.1)	(2.6)	(2.6)	5.2	(3.1)
Comprehensive income (loss)	43.5	87.4	43.3	(130.7)	43.5
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$43.5	$87.4	$43.3	$(130.7)	$43.5

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine month period ended June 28, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$127.2	$169.5	$126.8	$(296.3)	$127.2
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(68.6)	(69.2)	(69.2)	138.4	(68.6)
Unrealized (loss) gain on derivative instruments	(8.6)	(5.8)	(5.8)	11.6	(8.6)
Defined benefit pension gain (loss)	2.8	2.8	2.8	(5.6)	2.8
Other comprehensive (loss) income	(74.4)	(72.2)	(72.2)	144.4	(74.4)
Comprehensive income (loss)	52.8	97.3	54.6	(151.9)	52.8
Comprehensive income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to controlling interest	$52.6	$97.1	$54.4	$(151.5)	$52.6

Statement of Cash Flows		Guarantor	Nonguarantor
Nine month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(272.0)	$219.5	$(99.8)	$257.0	$104.7
Cash flows from investing activities
Purchases of property, plant and equipment	(32.2)	(6.0)	(21.4)	—	(59.6)
Proceeds from sales of property, plant and equipment	0.1	—	0.7	—	0.8
Other investing activities	(0.6)	(1.3)	—	—	(1.9)
Net cash used by investing activities	(32.7)	(7.3)	(20.7)	—	(60.7)
Cash flows from financing activities
Proceeds from issuance of debt	217.8	—	—	—	217.8
Payment of debt	(310.0)	—	(1.7)	—	(311.7)
Payment of debt issuance costs	(1.6)	—	—	—	(1.6)
Payment of cash dividends to parent	(74.6)	—	—	—	(74.6)
Payment of contingent consideration	(3.2)	—	—	—	(3.2)
Advances related to intercompany transactions	467.2	(218.3)	8.1	(257.0)	—
Net cash provided (used) by financing activities	295.6	(218.3)	6.4	(257.0)	(173.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Net (decrease) in cash and cash equivalents	(9.1)	(6.1)	(115.8)	—	(131.0)
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$3.9	$2.5	$110.5	$—	$116.9

Statement of Cash Flows		Guarantor	Nonguarantor
Nine month period ended June 28, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(544.1)	$(355.9)	$(1,358.3)	$2,094.7	$(163.6)
Cash flows from investing activities				—
Purchases of property, plant and equipment	(25.0)	(7.3)	(17.2)	—	(49.5)
Business acquisitions, net of cash acquired	(1,077.5)	—	(115.7)	—	(1,193.2)
Proceeds from sales of property, plant and equipment	0.1	—	1.2	—	1.3
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,102.4)	(7.3)	(132.6)	—	(1,242.3)
Cash flows from financing activities
Proceeds from issuance of debt	3,177.0	—	—	—	3,177.0
Payment of debt	(1,989.8)	—	(292.1)	—	(2,281.9)
Payment of debt issuance costs	(37.3)	—	—	—	(37.3)
Payment of cash dividends to parent	(51.0)	—	—	—	(51.0)
Share based tax withholding payments, net of proceeds upon vesting	(1.9)	—	—	—	(1.9)
Advances related to intercompany transactions	18.9	369.0	1,706.8	(2,094.7)	—
Capital contribution from parent	528.3	—	—	—	528.3
Net cash provided (used) by financing activities	1,644.2	369.0	1,414.7	(2,094.7)	1,333.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(13.0)	—	(13.0)
Net increase (decrease) in cash and cash equivalents	(2.3)	5.8	(89.2)	—	(85.7)
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$2.5	$17.0	$87.7	$—	$107.2

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

		Hardware and home improvement: Kwikset, Weiser, Baldwin, National Hardware, Stanley, Tell, Pfister.	North America Europe/MEA Latin America Asia-Pacific
Global Pet Supplies	Pet supplies: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products; aquariums and aquatic health supplies.	Pet Supplies: 8-in-1, Dingo, Nature's Miracle, Wild Harvest, Littermaid, Tetra, Marineland, Whisper, Jungle, Instant Ocean, FURminator, IAMS, Eukanuba, Healthy-Hide, Digest-eeze.	North America Europe/MEA Latin America Asia-Pacific
Home and Garden	Home and garden: Household insecticides; insect and animal repellent products; insect and weed control solutions.	Home and garden: Cutter, Repel, Spectracide, Garden Safe, Liquid Fence, Hot Shot, Black Flag.	North America Latin America
Global Auto Care	Auto care: Aftermarket appearance products; performance chemicals & additives; do-it-yourself air conditioner recharge products.	Auto care: Armor All, STP, A/C PRO.	North America Europe/MEA Latin America Asia-Pacific

Acquisitions

The application of acquisition accounting as a result of business combinations can significantly affect certain assets, liabilities and expenses. There have been no acquisitions in the three and nine month periods ended July 3, 2016. See Note 3, “Acquisitions” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding acquisition activity. The following recent acquisitions during the year ended September 30, 2015 have a significant impact on the comparability of the condensed consolidated financial statements.

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of Armored AutoGroup (“AAG”), a consumer products company consisting primarily of Armor All branded appearance products, STP branded performance chemicals, and A/C PRO branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2016 and June 28, 2015, since the date of acquisition. AAG is reported as a separate segment, Global Auto Care.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2016 and June 28, 2015, and as part of the Global Pet Supplies segment since the date of acquisition.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), including its premium brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2016 and June 28, 2015, and as part of the Global Pet Supplies segment since the date of acquisition.

Refinancing Activity

There was no significant financing activity during the three and nine month periods ended July 3, 2016. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding debt. The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

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

Consolidated Results of Operations

The following is summarized consolidated results of operations for Spectrum Brands Holdings, Inc. for the three and nine month periods ended July 3, 2016 and June 28, 2015 respectively:

	Three Month Period Ended				Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance		July 3, 2016	June 28, 2015	Variance
Net sales	$1,361.5	$1,247.5	$114.0	9.1%	$3,790.0	$3,382.3	$407.7	12.1%
Gross Profit	530.6	458.0	72.6	15.9%	1,434.1	1,202.9	231.2	19.2%
Operating expenses	323.9	322.3	1.6	0.5%	936.4	863.2	73.2	8.5%
Interest expense	59.9	112.9	(53.0)	(46.9%)	175.8	206.5	(30.7)	(14.9%)
Income tax expense (benefit)	42.5	(23.8)	66.3	(278.6%)	46.8	4.8	42.0	875.0%
Net income	102.1	44.9	57.2	127.4%	268.6	122.8	145.8	118.7%

Net Sales. Net sales for the three month period ended July 3, 2016 increased $114.0 million, or 9.1%, compared to the three month period ended June 28, 2015. Organic net sales increased $45.7 million, or 3.7%, for the three months ended July 3, 2016. Net sales for the nine month period ended July 3, 2016 increased $407.7 million, or 12.1%, compared to the nine month period ended June 28, 2015. Organic net sales increased $165.1 million, or 4.9% for the nine months ended July 3, 2016. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement. See “Non-GAAP Measurements”  section included elsewhere in this Quarterly Report for reconciliation of Net Sales to Organic Net Sales.

The following sets forth net sales by segment for the three and nine month periods ended July 3, 2016 and June 28, 2015:

	Three Month Period Ended				Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance		July 3, 2016	June 28, 2015	Variance
Consumer batteries	$187.2	$178.3	$8.9	5.0%	$618.0	$600.3	$17.7	2.9%
Small appliances	151.1	161.3	(10.2)	(6.3%)	479.3	536.7	(57.4)	(10.7%)
Personal care	115.8	119.4	(3.6)	(3.0%)	393.0	402.3	(9.3)	(2.3%)
Global Batteries & Appliances	454.1	459.0	(4.9)	(1.1%)	1,490.3	1,539.3	(49.0)	(3.2%)
Hardware & Home Improvement	328.5	313.5	15.0	4.8%	912.9	874.1	38.8	4.4%
Global Pet Supplies	207.1	208.3	(1.2)	(0.6%)	619.0	538.8	80.2	14.9%
Home & Garden	212.0	202.3	9.7	4.8%	414.7	365.7	49.0	13.4%
Global Auto Care	159.8	64.4	95.4	148.1%	353.1	64.4	288.7	448.3%
Net Sales	$1,361.5	$1,247.5	114.0	9.1%	$3,790.0	$3,382.3	407.7	12.1%

The following sets forth the principle components of change in net sales from the three and nine month periods ended June 28, 2015 to the three and nine month periods ended July 3, 2016, respectively:

(in millions)	Three Month Period	Nine Month Period
Net Sales for the period ended June 28, 2015	$1,247.5	$3,382.3
Acquisition of Armored AutoGroup	84.1	277.3
Acquisition of European IAMS and Eukanuba	—	44.2
Acquisition of Salix	—	30.3
Increase in consumer batteries	12.8	55.9
Increase in home & garden	9.7	49.0
Increase in hardware & home improvement	18.3	52.2
Increase in global auto care	11.7	11.7
(Decrease) Increase in personal care	(0.5)	15.1
(Decrease) Increase in global pet supplies	(1.9)	11.4
(Decrease) in small appliances	(4.4)	(30.2)
Foreign currency impact, net	(15.8)	(109.2)
Net Sales for the period ended July 3, 2016	$1,361.5	$3,790.0

Gross Profit. For the three month period ended July 3, 2016, gross profit increased $72.6 million compared to the three month period ended June 28, 2016, primarily attributable to an increase in net sales and increase in gross profit margin. Gross profit margin increased from 36.7% to 39.0% primarily due to higher profit margins contributed by the AAG acquisition, a shift towards higher margin sales and continuing cost improvements across segments. For the nine month period ended July 3, 2016, gross profit increased $231.2 million compared to the nine month period ended June 28, 2016, attributable to increase in net sales and increase in gross profit margin. Gross profit margin increased from 35.6% to 37.8% due to margins contributed by the AAG acquisition, a shift towards higher margin sales and continuing cost improvements across segments.

Operating Expenses. Operating expenses for the three month period ended July 3, 2016 increased $1.6 million compared to the three month period ended June 28, 2015, primarily attributable to an increase in selling and general and administrative expenses of $21.2 million from acquisitions previously discussed; offset by a  decrease in acquisition & integration related charges of $16.2 million from lower acquisition activity and decreased restructuring and related charges of $5.1 million. Operating expenses for the nine month period ended July 3, 2016 increased $73.2 million compared to the nine month period ended June 28, 2015, primarily attributable to increase in selling and general and administrative expenses of $94.3 million from acquisitions previously discussed and increased share based compensation of $11.1 million; offset by decreased acquisition & integration related charges of $13.0 million from lower acquisition activity, and decreased restructuring and related charges of $14.1 million. See Note 3 to the Condensed Consolidated Financial Statements, “Acquisitions”, included elsewhere within this quarterly report, for additional detail on acquisition activity and acquisition and integration costs; and Note 4 to the Condensed Consolidated Financial Statements, “Restructuring and Related Charges”, included elsewhere within this Quarterly Report, for additional detail on restructuring activity and related costs.

Interest Expense. Interest expense for the three month period ended July 3, 2016 decreased $53.0 million, or 46.9%, from the three month period ended June 28, 2015, directly attributable to the refinancing activity previously discussed coupled with scheduled and discretionary payments on outstanding debt balances. Interest expense for the nine month period ended July 3, 2016 decreased $30.7 million, or 14.9%, compared to nine month period ended June 28, 2015 directly attributable to the refinancing activity coupled with scheduled and discretionary payments on outstanding debt balances. See Note 9 to the Condensed Consolidated Financial Statements, “Debt”, included elsewhere within this Quarterly Report, for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate was 29.4% for the three month period ended July 3, 2016 compared to (112.8%) for the three month period ended June 28, 2015. Our effective tax rate was 14.8% for the nine month period ended July 3, 2016 compared to 3.8% for the nine month period ended June 28, 2015. Our estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowances on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. For the three and nine month periods ended June 28, 2015, we also recorded U.S. deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.

Our effective tax rate for the three month period ended July 3, 2016 includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany. During the quarter, a local court ruled against our characterization of certain assets as amortizable under Germany tax law. We have appealed this ruling to the German Federal Court. While we continue to believe that our tax treatment was correct under the applicable German law, we have concluded that sufficient uncertainty on the ruling from the German Federal Court exists to record a full tax contingency for this exposure.

Our effective tax rate for the three and nine month periods ended July 3, 2016 also includes $5.3 million and $22.7 million of tax benefits, respectively, resulting from the adoption of ASU 2016-09. See Note 2 to the Condensed Consolidated Financial Statements, “Significant Accounting Policies”, included elsewhere in this Quarterly Report, for additional discussion and detail over the adoption of ASU 2016-09. For the nine month period ended July 3, 2016, the effective tax rate was also reduced due to $5.9 million for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on the Company’s net deferred tax liabilities.

Segment Financial Data

Global Batteries & Appliances

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance			July 3, 2016	June 28, 2015	Variance
Net Sales	$454.1	$459.0	$(4.9)		(1.1%)	$1,490.3	$1,539.3	$(49.0)		(3.2%)
Adjusted EBITDA	64.3	60.1	4.2		7.0%	228.1	229.2	(1.1)		(0.5%)
Adjusted EBITDA Margin	14.2%	13.1%	110	bps		15.3%	14.9%	40	bps

Net sales decreased $4.9 million, or 1.1% during the three month period ended July 3, 2016 compared to the three month period ended June 28, 2015. Organic net sales increased $7.9 million, or 1.7%. Net sales decreased $49.0 million, or 3.2%, during the nine month period ended July 3, 2016 compared to the nine month period ended June 28, 2015. Organic net sales increased $40.8 million, or 2.7%.

Consumer battery organic net sales increased $12.8 million, or 7.2%, for the three month period ended July 3, 2016 compared to the three month period ended June 28, 2015; primarily attributable to increases in North America of $5.0 million due to an increase in alkaline battery volumes from branded and private label product, increases in Europe of $6.5 million primarily from hearing aid and specialty batteries of $4.5 million due to increased volumes with existing customers coupled with an increase in alkaline battery sales of $2.5 million from promotional sales, increased e-commerce and new private label customers, and increases in Latin America of $1.2 million. Consumer battery organic net sales increased $55.9 million, or 9.3%, for the nine month period ended July 3, 2016 compared to the nine month period ended June 28, 2015; primarily attributable to increases in North America of $14.5 million due to an increase in alkaline volumes of branded product from holiday promotions, partially offset by reduced retail inventory levels of specialty batteries and lighting products; increases in Europe of $31.0 million from an increase in hearing aid and specialty batteries of $11.6 million due to an increase in volumes with existing and new customers, increase in alkaline sales of $16.6 million from an increase in volumes of branded product from holiday promotions and new private label customers; and increases in Latin America of $9.1 million attributable to an increase in volumes of alkaline and specialty batteries with existing customers coupled with regional pricing increases.

Small appliances organic net sales decreased $4.4 million, or 2.7%, for the three month period ended July 3, 2016 compared to the three month period ended June 28, 2015; primarily attributable to decreases of organic net sales in North America of $5.8 million due to softer point of sale within the category and competitive pricing, partially offset by an increase in sales in other geographic regions. Small appliances organic net sales decreased $30.2 million for the nine month period ended July 3, 2016 compared to the nine month period ended June 28, 2015; primarily attributable to decreases in North America of $32.4 million from softer volumes within the category and competitive pricing, partially mitigated by increases in e-commerce channels; and offset by increases in Europe of $4.9 million from expanded product listings with current customers.

Personal care organic net sales decreased $0.5 million, or 0.4%, for the three month period ended July 3, 2016 compared to the three month period ended June 28, 2015; primarily attributable to decreases in North America of $4.0 million for softer point of sales in category and reduction in retail inventory, offset by increases in Europe and Latin America from promotional sales and market expansion. Personal care organic net sales increased $15.1 million, or 3.8%, for the nine month period ended July 3, 2016 compared to the nine month period ended June 28, 2015; primarily attributable to increases in Europe of $10.2 million for increased promotional volumes and continued expansion in Eastern European markets; increases in Latin America of $6.3 million from promotional volumes and new product introductions; and increases in $4.0 million in Asia-Pacific markets; offset by decreases in North America of $5.4 million due to timing between periods and softer point of sales in category and reduction in retail inventory.

Adjusted EBITDA in the three month period ended July 3, 2016 increased $4.2 million and the Adjusted EBITDA margin improved 110 bps from the three month period ended June 28, 2015. Adjusted EBITDA increased primarily due to the increase in net sales discussed above, cost improvements and better product mix, offset by negative foreign currency impact of $16.2 million. The increase in Adjusted EBITDA margin is due to improved product mix and cost improvements. Adjusted EBITDA in the nine month period ended July 3, 2016 decreased $1.1 million and the Adjusted EBITDA margin improved by 40 bps as compared to the nine month period ended June 28, 2015. Adjusted EBITDA decreased primarily due to foreign currency translation losses of $63.2 million. Excluding the negative foreign currency impact, Adjusted EBITDA increased $62.1 million due to the increase in net sales discussed above, cost improvements and product mix. Adjusted EBITDA margin increased due to cost improvements and product mix. Adjusted EBITDA is a non-GAAP measurement (See Non-GAAP Measurements for reconciliation of Net Income to Adjusted EBITDA by segment).

Hardware & Home Improvement

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance			July 3, 2016	June 28, 2015	Variance
Net Sales	$328.5	$313.5	$15.0		4.8%	$912.9	$874.1	$38.8		4.4%
Adjusted EBITDA	65.2	62.6	2.6		4.2%	172.5	160.2	12.3		7.7%
Adjusted EBITDA Margin	19.8%	20.0%	(20)	bps		18.9%	18.3%	60	bps

Net sales increased $15.0 million, or 4.8%, for the three month period ended July 3, 2016 compared to the three month period ended June 28, 2015. Organic net sales increased $18.3 million or 5.8%, attributable to increases of security products of $11.1 million from an increase in point of sale and new products with key retail customers, increases in e-commerce, and market growth with non-retail customers; increases in hardware products of $3.3 million in North America from an increase in volumes at existing retail customers and market growth with non-retail customers that is offset by $1.2 million from the planned exit of unprofitable businesses in Asia-Pacific; and increases in plumbing products of $3.9 million from new product and promotional sales with key retail customers. Net sales increased $38.8 million, or 4.4%, for the nine month period ended July 3, 2016 compared to the nine month period ended June 28, 2015. Organic net sales increased $52.2 million, or 6.0%, primarily attributable to increases in security products of $38.3 million from an increase in volumes with existing retail relationships, e-commerce channel, and market growth with non-retail customers; and increases in plumbing products of $13.3 million due to new products and an increase in volumes with both retail and non-retail customers. Net sales were adversely impacted by $19.7 million for the expiration of a customer tolling agreement and planned exit of unprofitable businesses.

Adjusted EBITDA in the three month period ended July 3, 2016 increased $2.6 million while Adjusted EBITDA margin declined by 20 bps from the three month period ended June 28, 2015. Adjusted EBITDA increased primarily due to the increase in net sales discussed above. Adjusted EBITDA margin was negatively impacted from increased investment towards growth in emerging markets for electronics and e-commerce. Adjusted EBITDA in the nine month period ended July 3, 2016 increased $12.3 million compared to the nine month period ended June 28, 2015, and the Adjusted EBITDA margin improved by 60 bps. Adjusted EBITDA increased due to the increase in net sales discussed above. Adjusted EBITDA margin increased due to cost improvements offset by investment in emerging channels previously mentioned.

Global Pet Supplies

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance			July 3, 2016	June 28, 2015	Variance
Net Sales	$207.1	$208.3	$(1.2)		(0.6%)	$619.0	$538.8	$80.2		14.9%
Adjusted EBITDA	37.7	38.4	(0.7)		(1.8%)	98.3	82.4	15.9		19.3%
Adjusted EBITDA Margin	18.2%	18.4%	(20)	bps		15.9%	15.3%	60	bps

Net sales decreased $1.2 million, or 0.6%, for the three month period ended July 3, 2016 compared to the three month period ended June 28, 2015. Organic net sales decreased $1.9 million or 0.9%, primarily due to decreases in aquatics sales of $1.2 million from the exiting of lower margin business and softness in volume in European markets; and decreases in companion animal sales of $0.7 million from increased competition and online pricing; partially offset through distribution gains with independent pet retailers. Net sales increased $80.2 million, or 14.9%, for the nine month period ended July 3, 2016, compared to the nine month period ended June 28, 2015, including $74.5 million of acquisition sales. Organic net sales increased $11.4 million, or 2.1%, primarily due to increases in aquatic sales of $3.4 million from timing of holiday shipments, partially offset with the exit of lower margin business; and increases in companion pet sales of $11.7 million from stronger rawhide and stain and odor product categories in North America, timing of holiday shipments, and distribution gains with independent pet retailers.

Adjusted EBITDA in the three month period ended July 3, 2016 decreased $0.7 million from the three month period ended June 28, 2015 primarily due to the decrease in net sales discussed above. Adjusted EBITDA margin was consistent to the prior period with a decrease of 20 bps. Adjusted EBITDA in the nine month period ended July 3, 2016 increased $15.9 million from the nine month period ended June 28, 2015 and the Adjusted EBITDA margin improved by 60 bps. The increase in Adjusted EBITDA was due to acquisition sales and enhanced product mix and pricing.  Increase in Adjusted EBITDA margin is due to enhanced product mix and pricing.

Home and Garden

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance			July 3, 2016	June 28, 2015	Variance
Net Sales	$212.0	$202.3	$9.7		4.8%	$414.7	$365.7	$49.0		13.4%
Adjusted EBITDA	67.0	62.4	4.6		7.4%	118.3	100.0	18.3		18.3%
Adjusted EBITDA Margin	31.6%	30.8%	80	bps		28.5%	27.3%	120	bps

Net sales for the three month period ended July 3, 2016 increased $9.7 million, or 4.8%, compared to the three month period ended June 28, 2015. The increase is attributable to increases in repellent products of $6.8 million, lawn and garden control products of $2.0 million, and household insect control products of $0.9 million. The increase across all products is driven by distribution gains with key retailers and increased retail demand of repellent products in response to the Zika virus. Net sales for the nine month period ended July 3, 2016 increased $49.0 million, or 13.4%, compared to the nine month period ended June 28, 2015. The increase is attributable to increases in repellent products of $22.0 million, lawn and garden control products of $15.7 million and household insect control products of $11.3 million. The increases are driven by distribution gains with key retailers and increased retail demand of repellent products in response to the Zika virus; coupled with warmer weather extending the outdoor season and the timing of seasonal inventory sales to retailers earlier than the prior year.

Adjusted EBITDA in the three month period ended July 3, 2016 increased $4.6 million with an improvement in Adjusted EBITDA margin of 80 bps from the three month period ended June 28, 2015. Adjusted EBITDA increased primarily due to the increase in net sales discussed above. The increase in Adjusted EBITDA margin was due to improved product mix and cost improvements. Adjusted EBITDA in the nine month period ended July 3, 2016 increased $18.3 million with an improvement in Adjusted EBITDA margin of 120 bps as compared to the nine month period ended June 28, 2015. The increase in Adjusted EBITDA is primarily due to increases in net sales discussed above. Adjusted EBITDA margin increase is due to improved product mix, and cost improvements.

Global Auto Care

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 3, 2016	June 28, 2015	Variance			July 3, 2016	June 28, 2015	Variance
Net Sales	$159.8	$64.4	$95.4		148.1%	$353.1	$64.4	$288.7		448.3%
Adjusted EBITDA	54.2	19.2	35.0		182.3%	122.0	19.2	102.8		535.4%
Adjusted EBITDA Margin	33.9%	29.8%	410	bps		34.6%	29.8%	480	bps

Net sales for the three month period ended July 3, 2016 increased $95.4 million, which includes acquisition sales of $84.1 million, compared to the three month period ended June 28, 2015. Net sales for the nine month period ended July 3, 2016 increased $288.7 million, including $277.3 million of acquisition sales, compared to the nine month period ended June 28, 2015. For the period of May 21, 2016 through July 3, 2016, organic net sales increased $11.7 million, or 18.2%, compared to the period of May 21, 2015 through June 28, 2015, primarily driven by increased sales from A/C recharge products due to the warmer weather and the introduction of private label products with a key significant customer.

Adjusted EBITDA for the three month period ended July 3, 2016 increased $35.0 million compared to the three month period ended June 28, 2015, primarily driven by increased net sales discussed above with reduced operating expense due to cost improvements. Increase in Adjusted EBITDA margin of 410 bps is due to cost improvement and post-integration synergies. Adjusted EBITDA for the nine month period ended July 3, 2016 increased $102.8 million compared to the nine month period ended June 28, 2015 from the increase in net sales discussed above and reduction in operating expenses previously discussed. Increase in Adjusted EBITDA margin of 480 bps is due to cost improvement and post-integration synergies.

Non-GAAP Measurements

Adjusted EBITDA. Our consolidated and segment results include financial information regarding Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”), which are non-GAAP earnings. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Further, Adjusted EBITDA is a useful measure of a company’s ability to service debt and is one measure used for determining the Company’s debt covenant. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) stock based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the nine month period ended July 3, 2016, other adjustments consisted of costs associated with the onboarding a key executive and the involuntary transfer of inventory.  During the three and nine month periods ended June 28, 2015, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive.

The following is a reconciliation of net income to Adjusted EBITDA for the three and nine month periods ended July 3, 2016 and June 28, 2015, respectively for SBH:

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Three Month Period Ended July 3, 2016
Net income (loss)	$44.8	$52.2	$25.5	$63.1	$44.1	$(127.6)	$102.1
Income tax expense	—	—	—	—	—	42.5	42.5
Interest expense	—	—	—	—	—	59.9	59.9
Depreciation and amortization	18.2	8.8	10.6	3.9	3.8	—	45.3
EBITDA	63.0	61.0	36.1	67.0	47.9	(25.2)	249.8
Share based compensation	—	—	—	—	—	15.9	15.9
Acquisition and integration related charges	0.6	4.0	0.6	—	2.7	0.1	8.0
Restructuring and related charges	0.7	0.2	1.0	—	3.6	—	5.5
Adjusted EBITDA	$64.3	$65.2	$37.7	$67.0	$54.2	$(9.2)	$279.2
Three Month Period Ended June 28, 2015
Net income (loss)	$40.6	$44.6	$20.2	$59.9	$12.2	$(132.6)	$44.9
Income tax expense	—	—	—	—	—	(23.8)	(23.8)
Interest expense	—	—	—	—	—	112.9	112.9
Depreciation and amortization	17.6	9.9	11.3	3.2	1.8	—	43.8
EBITDA	58.2	54.5	31.5	63.1	14.0	(43.5)	177.8
Share based compensation	—	—	—	—	—	16.9	16.9
Acquisition and integration related charges	0.9	1.8	3.8	(0.8)	0.5	18.0	24.2
Restructuring and related charges	1.0	6.3	3.1	0.1	—	—	10.5
Purchase accounting inventory adjustment	—	—	—	—	4.7	—	4.7
Other	—	—	—	—	—	2.1	2.1
Adjusted EBITDA	$60.1	$62.6	$38.4	$62.4	$19.2	$(6.5)	$236.2

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SPECTRUM BRANDS HOLDINGS, INC. (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Nine Month Period Ended July 3, 2016
Net income (loss)	$171.7	$133.4	$59.8	$106.1	$92.0	$(294.4)	$268.6
Income tax expense	—	—	—	—	—	46.8	46.8
Interest expense	—	—	—	—	—	175.8	175.8
Depreciation and amortization	53.0	26.8	32.0	11.3	13.6	—	136.7
EBITDA	224.7	160.2	91.8	117.4	105.6	(71.8)	627.9
Share based compensation	—	—	—	—	—	47.4	47.4
Acquisition and integration related charges	1.6	11.9	3.9	0.5	12.8	0.5	31.2
Restructuring and related charges	1.2	0.4	2.6	0.4	3.6	—	8.2
Other	0.6	—	—	—	—	0.6	1.2
Adjusted EBITDA	$228.1	$172.5	$98.3	$118.3	$122.0	$(23.3)	$715.9
Nine Month Period Ended June 28, 2015
Net income (loss)	$166.8	$115.5	$35.6	$88.7	$12.2	$(296.0)	$122.8
Income tax expense	—	—	—	—	—	4.8	4.8
Interest expense	—	—	—	—	—	206.5	206.5
Depreciation and amortization	52.5	29.8	28.9	9.7	1.8	—	122.7
EBITDA	219.3	145.3	64.5	98.4	14.0	(84.7)	456.8
Share based compensation	—	—	—	—	—	36.3	36.3
Acquisition and integration related charges	3.5	6.3	8.2	1.3	0.5	24.4	44.2
Restructuring and related charges	6.4	7.8	7.5	0.3	—	0.3	22.3
Purchase accounting inventory adjustment	—	0.8	2.2	—	4.7	—	7.7
Other	—	—	—	—	—	3.9	3.9
Adjusted EBITDA	$229.2	$160.2	$82.4	$100.0	$19.2	$(19.8)	$571.2

The following is a reconciliation of net income to Adjusted EBITDA for the three and nine month periods ended July 3, 2016 and June 28, 2015 for SB/RH:

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SB/RH HOLDINGS, LLC (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Three Month Period Ended July 3, 2016
Net income (loss)	$44.8	$52.2	$25.5	$63.1	$44.1	$(124.5)	$105.2
Income tax expense	—	—	—	—	—	40.8	40.8
Interest expense	—	—	—	—	—	59.9	59.9
Depreciation and amortization	18.2	8.8	10.6	3.9	3.8	—	45.3
EBITDA	63.0	61.0	36.1	67.0	47.9	(23.8)	251.2
Share based compensation	—	—	—	—	—	14.6	14.6
Acquisition and integration related charges	0.6	4.0	0.6	—	2.7	0.1	8.0
Restructuring and related charges	0.7	0.2	1.0	—	3.6	—	5.5
Adjusted EBITDA	$64.3	$65.2	$37.7	$67.0	$54.2	$(9.1)	$279.3
Three Month Period Ended June 28, 2015
Net income (loss)	$40.6	$44.6	$20.2	$59.9	$12.2	$(130.9)	$46.6
Income tax expense	—	—	—	—	—	(23.8)	(23.8)
Interest expense	—	—	—	—	—	112.9	112.9
Depreciation and amortization	17.6	9.9	11.3	3.2	1.8	—	43.8
EBITDA	58.2	54.5	31.5	63.1	14.0	(41.8)	179.5
Share based compensation	—	—	—	—	—	15.2	15.2
Acquisition and integration related charges	0.9	1.8	3.8	(0.8)	0.5	18.0	24.2
Restructuring and related charges	1.0	6.3	3.1	0.1	—	—	10.5
Purchase accounting inventory adjustment	—	—	—	—	4.7	—	4.7
Other	—	—	—	—	—	2.1	2.1
Adjusted EBITDA	$60.1	$62.6	$38.4	$62.4	$19.2	$(6.5)	$236.2

	Global	Hardware &			Global	Corporate /
	Batteries &	Home	Global Pet	Home and	Auto	Unallocated
SB/RH HOLDINGS, LLC (in millions)	Appliances	Improvement	Supplies	Garden	Care	Items	Consolidated
Nine Month Period Ended July 3, 2016
Net income (loss)	$171.7	$133.4	$59.8	$106.1	$92.0	$(299.7)	$263.3
Income tax expense	—	—	—	—	—	56.6	56.6
Interest expense	—	—	—	—	—	175.8	175.8
Depreciation and amortization	53.0	26.8	32.0	11.3	13.6	—	136.7
EBITDA	224.7	160.2	91.8	117.4	105.6	(67.3)	632.4
Share based compensation	—	—	—	—	—	43.4	43.4
Acquisition and integration related charges	1.6	11.9	3.9	0.5	12.8	0.5	31.2
Restructuring and related charges	1.2	0.4	2.6	0.4	3.6	—	8.2
Other	0.6	—	—	—	—	0.5	1.1
Adjusted EBITDA	$228.1	$172.5	$98.3	$118.3	$122.0	$(22.9)	$716.3
Nine Month Period Ended June 28, 2015
Net income (loss)	$166.8	$115.5	$35.6	$88.7	$12.2	$(291.6)	$127.2
Income tax expense	—	—	—	—	—	4.8	4.8
Interest expense	—	—	—	—	—	206.5	206.5
Depreciation and amortization	52.5	29.8	28.9	9.7	1.8	—	122.7
EBITDA	219.3	145.3	64.5	98.4	14.0	(80.3)	461.2
Share based compensation	—	—	—	—	—	32.2	32.2
Acquisition and integration related charges	3.5	6.3	8.2	1.3	0.5	24.4	44.2
Restructuring and related charges	6.4	7.8	7.5	0.3	—	0.3	22.3
Purchase accounting inventory adjustment	—	0.8	2.2	—	4.7	—	7.7
Other	—	—	—	—	—	3.9	3.9
Adjusted EBITDA	$229.2	$160.2	$82.4	$100.0	$19.2	$(19.5)	$571.5

Organic Sales. Our consolidated and segment results contain financial information regarding organic net sales, which we define as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions. We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported sales to organic sales for the three and nine month periods ended July 3, 2016 compared to net sales for the three and nine month periods ended June 28, 2015, respectively:

	July 3, 2016
Three Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 28, 2015	Variance
Consumer batteries	$187.2	$3.9	$191.1	$—	$191.1	$178.3	$12.8	7.2%
Small appliances	151.1	5.8	156.9	—	156.9	161.3	(4.4)	(2.7%)
Personal care	115.8	3.1	118.9	—	118.9	119.4	(0.5)	(0.4%)
Global Batteries & Appliances	454.1	12.8	466.9	—	466.9	459.0	7.9	1.7%
Hardware & Home Improvement	328.5	3.3	331.8	—	331.8	313.5	18.3	5.8%
Global Pet Supplies	207.1	(0.7)	206.4	—	206.4	208.3	(1.9)	(0.9%)
Home and Garden	212.0	—	212.0	—	212.0	202.3	9.7	4.8%
Global Auto Care	159.8	0.4	160.2	(84.1)	76.1	64.4	11.7	18.2%
Total	$1,361.5	$15.8	$1,377.3	$(84.1)	$1,293.2	$1,247.5	45.7	3.7%

	July 3, 2016
Nine Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales June 28, 2015	Variance
Consumer batteries	$618.0	$38.2	$656.2	$—	$656.2	$600.3	$55.9	9.3%
Small appliances	479.3	27.2	506.5	—	506.5	536.7	(30.2)	(5.6%)
Personal care	393.0	24.4	417.4	—	417.4	402.3	15.1	3.8%
Global Batteries & Appliances	1,490.3	89.8	1,580.1	—	1,580.1	1,539.3	40.8	2.7%
Hardware & Home Improvement	912.9	13.4	926.3	—	926.3	874.1	52.2	6.0%
Global Pet Supplies	619.0	5.7	624.7	(74.5)	550.2	538.8	11.4	2.1%
Home and Garden	414.7	—	414.7	—	414.7	365.7	49.0	13.4%
Global Auto Care	353.1	0.3	353.4	(277.3)	76.1	64.4	11.7	18.2%
Total	$3,790.0	$109.2	$3,899.2	$(351.8)	$3,547.4	$3,382.3	165.1	4.9%

Liquidity and Capital Resources

Operating Activities

The following is a summary of the Company’s cash flows for the nine month periods ended July 3, 2016 and June 28, 2015:

	Spectrum Brands Holdings, Inc.		SB/RH Holdings, LLC
(in millions)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net cash provided (used) by operating activities	$117.9	$(159.2)	$104.7	$(163.6)
Net cash used by investing activities	$(60.7)	$(1,242.3)	$(60.7)	$(1,242.3)
Net cash (used) provided by financing activities	$(186.4)	$1,327.1	$(173.3)	$1,333.2
Effect of exchange rate changes on cash and cash equivalents	$(1.7)	$(13.0)	$(1.7)	$(13.0)

Spectrum Brands Holdings, Inc.

Net cash provided (used) by operating activities

The $277.1 million increase in cash provided (used) by operating activities for the nine month period ended July 3, 2016 was primarily due to: (i) cash generated from higher Adjusted EBITDA of $144.7 million, (ii) an decrease in cash paid for restructuring and related charges of $5.2 million, (iii) an decrease in cash paid for interest of $49.5 million, (iv) an decrease in cash paid for income taxes of $9.3 million; (v) $85.0 million decrease in the use of cash for working capital driven by lower inventory and receivables; offset by an increase in cash paid for acquisition and integration costs of $16.6 million.

Net cash used by investing activities

The $1,181.6 million decrease in cash used by investing activities during the nine month period ended July 3, 2016 was primarily attributable to the cash used for acquisitions of $1,193.2 million, net of cash acquired during the nine months ended June 28, 2015 for the Tell, Salix, European IAMs and Eukanuba and AAG acquisitions; and an increase in purchases of property, plant and equipment of $10.1 million due to acquired businesses.

Net cash (used) provided by financing activities

Net cash used by financing activities of $186.4 million for the nine month period ended July 3, 2016 consisted of (i) $198.5 million net proceeds from the Revolver Facility and $5.4 million from other debt financing; (ii) $270.2 million of payments on debt, including discretionary payments on term loans of $250.7 million; (iii) payment of debt issuance costs of $1.6 million; (iv) cash dividends of $64.6 million; (v) treasury stock purchases of $40.2 million (vi) payment on contingent consideration associated with previous acquisitions of $3.2 million; and (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $10.5 million, net of proceeds upon vesting.

Net cash provided by financing activities of $1,327.1 million for the nine month period ended June 28, 2015 consisted of (i) proceeds related to the issuance of debt of $1,444.8 USD Term Loan, $60.9 million CAD Term Loan, $340.2 million Euro Term Loan, $250.0 million of 6.375% unsecured notes, $1,000 million of 5.75% unsecured notes, $185.4 million of Euro Term Loan Tranche B, and $47.5 million of other debt financing ; (ii) $2,465.9 million of payments on debt; (iii) payment of debt issuance costs of $37.3 million; (iv) net proceeds from the issuance of common stock of $562.8 million; (v) treasury stock purchases of $8.4 million (vi) cash dividends of $51.0 million; and (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $1.9 million, net of proceeds upon vesting.

SB/RH Holdings, LLC

Net cash used by operating activities

The $268.3 million decrease in cash provided (used) by operating activities from SB/RH Holdings, LLC for the nine month period ended July 3, 2016, was primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash used by investing activities

The $1,181.6 million decrease in cash used by investing activities from SB/RH Holdings, LLC for the nine month period ended July 3, 2016, was primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash provided by financing activities

Net cash used by financing activities of $173.3 million for the nine month period ended July 3, 2016 consisted of (i) $198.5 million net proceeds from the Revolver Facility and $5.4 million from other debt financing; (ii) $13.9 million net proceeds from an intercompany loan; (iii) $311.7 million of payments on debt; (iv) payment of debt issuance costs of $1.6 million; (v) cash dividends to parent of $74.6 million and (vi) payment of contingent consideration associated with acquisitions in prior periods of $3.2 million.

Net cash provided by financing activities of $1,333.2 million for the nine month period ended June 28, 2015 consisted of (i) proceeds related to the issuance of debt of $1,444.8 USD Term Loan, $60.9 million CAD Term Loan, $340.2 million Euro Term Loan, $250.0 million of 6.375% unsecured notes, $1,000 million of 5.75% unsecured notes, $185.4 million of Euro Term Loan Tranche B, and $47.5 million of other debt financing; (ii) $38.9 net proceeds from an intercompany loan; (iii) $2,472.6 million of payments on debt; (vi) payment of debt issuance costs of $37.3 million; (v) capital contributions of $528.3 million from parent; (vi) cash dividends to parent of $51.0 million; and (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $1.9 million, net of proceeds upon vesting.

Capital Expenditures

Capital expenditures for the Company totaled $59.6 million and $49.5 million for the nine month periods ended July 3, 2016, and June 28, 2015, respectively. We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return innovation and cost reduction projects slightly above historical levels.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $136.7 million and $122.7 million for the nine months ended July 3, 2016, and June 28, 2015, respectively. The increase in depreciation and amortization of $14.0 million for the nine month period ended July 3, 2016 was due to the recognition of property, plant and equipment and definite lived intangible assets from the AAG, European IAMS and Eukanuba, and Salix acquisitions during the fiscal year ended September 30, 2015.

Indebtedness

Refer to Note 9 to the Condensed Consolidated Financial Statements, “Debt”, included elsewhere in this Quarterly Report for additional information. At July 3, 2016, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.125% Notes, and the indenture governing the 5.75% Notes.

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

Equity

During the nine month period ended July 3, 2016, SBH granted 0.6 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $55.7 million, which represented unearned share based compensation. Such unearned compensation is amortized to expense over the appropriate vesting period. See Note 13, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. During the nine month period ended July 3, 2016, SBH repurchased 0.4 million shares.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the nine month period ended July 3, 2016. The announcement of the Referendum of the United Kingdom’s (“UK”) Membership of the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. The market changes in foreign currency as a result of the Brexit vote did not have a material impact on or foreign currency risk for the period and no changes were made to our ongoing hedging strategies used to manage such risk.

For additional information, refer to Note 9 “Debt”, and Note 10 “Derivatives”, to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. With the exception of additional risk factors discussed below, we believe that at July 3, 2016, there have been no material changes in our risk factors from those contained in Item 1A of our Annual Report on Form 10-K.

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union.

The announcement of the Referendum of the United Kingdom’s (“UK”) Membership of the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but it is uncertain over what time period this will occur. A significantly weaker Pound Sterling compared to the US Dollar could have a significant negative effect on the Company’s business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect us.

For now, the UK remains a member of the EU and there will not be any immediate change in either EU or UK law as a consequence of the “leave” vote. Negotiations will commence to determine the future terms of the UK relationship with the EU, including the terms of trade between the UK and the EU. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended July 3, 2016, we did not sell any equity securities that were not registered under the Securities Act. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. The following table reflects all shares repurchased inclusive of the common stock repurchase program discussed above.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2015	130,000	$98.18	130,000	287,236,600
October 1 to October 31, 2015	235,900	93.88	235,900	265,091,371
November 1 to November 30, 2015	192,800	93.89	192,800	246,989,425
December 1, 2015 to January 3, 2016	—	—	—	246,989,425
As of January 3, 2016	558,700	$94.88	558,700	246,989,425
January 4 to January 31, 2016	—	—	—	246,989,425
February 1 to February 28, 2016	—	—	—	246,989,425
February 29 to April 3, 2016	—	—	—	246,989,425
As of April 3, 2016	558,700	$94.88	558,700	246,989,425
April 4, 2016 to May 1, 2016	—	—	—	246,989,425
May 2, 2016 to May 29, 2016	—	—	—	246,989,425
May 30, 2016 to July 3, 2016	—	—	—	246,989,425
as of July 3, 2016	558,700	$94.88	558,700	246,989,425

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016
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