Form 10-Q
period 2017-01-01
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2017-02-01
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

As of January 30,  2017, there were outstanding 58,822,651 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

January 1, 2017 and September 30, 2016

(in millions, unaudited)

	January 1, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$143.3	$275.3
Trade receivables, net	489.2	482.6
Other receivables	57.0	55.6
Inventories	779.7	740.6
Prepaid expenses and other current assets	80.5	78.8
Total current assets	1,549.7	1,632.9
Property, plant and equipment, net	568.2	542.1
Deferred charges and other	44.2	43.2
Goodwill	2,464.5	2,478.4
Intangible assets, net	2,327.9	2,372.5
Total assets	$6,954.5	$7,069.1
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$42.5	$164.0
Accounts payable	532.4	580.1
Accrued wages and salaries	65.1	122.9
Accrued interest	41.2	39.3
Other current liabilities	186.7	189.3
Total current liabilities	867.9	1,095.6
Long-term debt, net of current portion	3,613.7	3,456.2
Deferred income taxes	563.1	532.7
Other long-term liabilities	124.4	140.6
Total liabilities	5,169.1	5,225.1
Commitments and contingencies
Shareholders' equity:
Common Stock	0.6	0.6
Additional paid-in capital	2,088.7	2,073.6
Accumulated earnings	106.1	63.6
Accumulated other comprehensive loss, net of tax	(247.7)	(229.4)
Treasury stock, at cost	(205.9)	(108.3)
Total shareholders' equity	1,741.8	1,800.1
Noncontrolling interest	43.6	43.9
Total equity	1,785.4	1,844.0
Total liabilities and equity	$6,954.5	$7,069.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three month periods ended January 1, 2017 and January 3, 2016

(in millions, except per share figures, unaudited)

	January 1, 2017	January 3, 2016
Net sales	$1,211.8	$1,218.8
Cost of goods sold	760.7	778.0
Restructuring and related charges	1.1	0.1
Gross profit	450.0	440.7
Selling	189.8	187.1
General and administrative	88.6	86.3
Research and development	14.4	13.8
Acquisition and integration related charges	4.1	9.9
Restructuring and related charges	2.1	1.1
Total operating expenses	299.0	298.2
Operating income	151.0	142.5
Interest expense	55.8	58.4
Other non-operating (income) expense, net	(1.1)	3.5
Income from operations before income taxes	96.3	80.6
Income tax expense	31.1	6.9
Net income	65.2	73.7
Net income attributable to non-controlling interest	—	0.1
Net income attributable to controlling interest	$65.2	$73.6
Earnings Per Share
Basic earnings per share	$1.10	$1.24
Diluted earnings per share	1.10	1.24
Dividends per share	0.38	0.33
Weighted Average Shares Outstanding
Basic	59.3	59.2
Diluted	59.5	59.2

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended January 1, 2017 and January 3, 2016

(in millions, unaudited)

	January 1, 2017	January 3, 2016
Net income	$65.2	$73.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net tax of $3.9 and $0.0, respectively	(46.1)	(20.5)
Unrealized gain on hedging activity, net tax of $(14.2) and $(0.7), respectively	24.2	3.7
Defined benefit pension gain, net tax of $(1.2) and $(0.3), respectively	3.3	1.1
Other comprehensive loss, net of tax	(18.6)	(15.7)
Comprehensive income	46.6	58.0
Comprehensive loss attributable to non-controlling interest	(0.3)	(0.1)
Comprehensive income attributable to controlling interest	$46.9	$58.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 1, 2017 and January 3, 2016

(in millions, unaudited)

	January 1, 2017	January 3, 2016
Cash flows from operating activities
Net income	$65.2	$73.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	23.6	23.6
Depreciation	22.4	23.0
Share based compensation	8.8	10.1
Amortization of debt issuance costs	1.8	2.1
Write-off of debt issuance costs	1.9	—
Non-cash debt accretion	0.2	0.3
Deferred tax expense (benefit)	19.6	(9.7)
Net changes in operating assets and liabilities	(137.7)	(346.6)
Net cash provided (used) by operating activities	5.8	(223.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(28.0)	(17.4)
Proceeds from sales of property, plant and equipment	0.1	0.1
Other investing activities	(0.8)	—
Net cash used by investing activities	(28.7)	(17.3)
Cash flows from financing activities
Proceeds from issuance of debt	177.1	230.0
Payment of debt	(135.9)	(5.9)
Payment of debt issuance costs	(0.5)	(1.1)
Payment of cash dividends	(22.6)	(19.5)
Treasury stock purchases	(97.6)	(40.2)
Share based tax withholding payments, net of proceeds upon vesting	(23.2)	(5.3)
Net cash (used) provided by financing activities	(102.7)	158.0
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(3.1)
Net decrease in cash and cash equivalents	(132.0)	(85.9)
Cash and cash equivalents, beginning of period	275.3	247.9
Cash and cash equivalents, end of period	$143.3	$162.0
Supplemental disclosure of cash flow information
Cash paid for interest	$44.5	$61.6
Cash paid for taxes	$10.4	$10.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$31.1	$8.4
Non cash financing activities
Issuance of shares through stock compensation plan	$52.2	$36.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

January 1, 2017 and September 30, 2016

(in millions, unaudited)

	January 1, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$143.2	$270.8
Trade receivables, net	489.2	482.6
Other receivables	60.6	55.6
Inventories	779.7	740.6
Prepaid expenses and other current assets	80.5	78.8
Total current assets	1,553.2	1,628.4
Property, plant and equipment, net	568.2	542.1
Deferred charges and other	31.9	32.1
Goodwill	2,464.5	2,478.4
Intangible assets, net	2,327.9	2,372.5
Total assets	$6,945.7	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$74.3	$164.0
Accounts payable	532.4	580.1
Accrued wages and salaries	65.1	122.9
Accrued interest	41.2	39.3
Other current liabilities	186.1	188.3
Total current liabilities	899.1	1,094.6
Long-term debt, net of current portion	3,613.7	3,456.2
Deferred income taxes	563.1	532.7
Other long-term liabilities	124.4	140.6
Total liabilities	5,200.3	5,224.1
Commitments and contingencies
Shareholder's equity:
Other capital	2,018.2	2,000.9
Accumulated (deficit) earnings	(74.6)	8.1
Accumulated other comprehensive loss, net of tax	(247.7)	(229.4)
Total shareholder's equity	1,695.9	1,779.6
Noncontrolling interest	49.5	49.8
Total equity	1,745.4	1,829.4
Total liabilities and equity	$6,945.7	$7,053.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three month periods ended January 1, 2017 and January 3, 2016

(in millions, unaudited)

	January 1, 2017	January 3, 2016
Net sales	$1,211.8	$1,218.8
Cost of goods sold	760.7	778.0
Restructuring and related charges	1.1	0.1
Gross profit	450.0	440.7
Selling	189.8	187.1
General and administrative	87.4	84.5
Research and development	14.4	13.8
Acquisition and integration related charges	4.1	9.9
Restructuring and related charges	2.1	1.1
Total operating expenses	297.8	296.4
Operating income	152.2	144.3
Interest expense	56.1	58.4
Other non-operating (income) expense, net	(1.1)	3.5
Income from operations before income taxes	97.2	82.4
Income tax expense	32.3	6.9
Net income	64.9	75.5
Net (loss) income attributable to non-controlling interest	(0.1)	0.1
Net income attributable to controlling interest	$65.0	$75.4

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended January 1, 2017 and January 3, 2016

(in millions, unaudited)

	January 1, 2017	January 3, 2016
Net income	$64.9	$75.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net tax of $3.9 and $0.0, respectively	(46.1)	(20.5)
Unrealized gain on hedging activity, net tax of $(14.2) and $(0.7), respectively	24.2	3.7
Defined benefit pension gain, net tax of $(1.2) and $(0.3), respectively	3.3	1.1
Other comprehensive loss, net of tax	(18.6)	(15.7)
Comprehensive income	46.3	59.8
Comprehensive loss attributable to non-controlling interest	(0.3)	(0.1)
Comprehensive income attributable to controlling interest	$46.6	$59.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 1, 2017 and January 3, 2016

(in millions, unaudited)

	January 1, 2017	January 3, 2016
Cash flows from operating activities
Net income	$64.9	$75.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	23.6	23.6
Depreciation	22.4	23.0
Share based compensation	7.8	8.5
Amortization of debt issuance costs	1.8	2.1
Write-off of debt issuance costs	1.9	—
Non-cash debt accretion	0.2	0.3
Deferred tax expense (benefit)	20.8	(9.7)
Net changes in operating assets and liabilities	(160.8)	(361.5)
Net cash used by operating activities	(17.4)	(238.2)
Cash flows from investing activities
Purchases of property, plant and equipment	(28.0)	(17.4)
Proceeds from sales of property, plant and equipment	0.1	0.1
Other investing activities	(0.8)	—
Net cash used by investing activities	(28.7)	(17.3)
Cash flows from financing activities
Proceeds from issuance of debt	208.9	230.0
Payment of debt	(135.9)	(40.7)
Payment of debt issuance costs	(0.5)	(1.1)
Payment of cash dividends to parent	(147.6)	(29.5)
Net cash (used) provided by financing activities	(75.1)	158.7
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(3.1)
Net decrease in cash and cash equivalents	(127.6)	(99.9)
Cash and cash equivalents, beginning of period	270.8	247.9
Cash and cash equivalents, end of period	$143.2	$148.0
Supplemental disclosure of cash flow information
Cash paid for interest	$44.5	$61.6
Cash paid for taxes	$10.4	$10.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$31.1	$8.4

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

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

NOTE 3 – ACQUISITION AND INTEGRATION COSTS

The following summarizes acquisition and integration related charges for the three month periods ended January 1, 2017 and January 3, 2016:

(in millions)	January 1, 2017	January 3, 2016
Armored AutoGroup	$1.7	$4.5
HHI Business	1.9	2.8
Other	0.5	2.6
Total acquisition and integration related charges	$4.1	$9.9

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $20 million, of which $6.8 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2017.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the three month periods ended January 1, 2017 and January 3, 2016:

(in millions)	January 1, 2017	January 3, 2016
GAC business rationalization initiatives	$1.5	$—
Global expense rationalization initiatives	—	1.1
HHI business rationalization initiatives	—	(0.7)
Other restructuring activities	1.7	0.8
Total restructuring and related charges	$3.2	$1.2
Reported as:
Cost of goods sold	$1.1	$0.1
Operating expense	2.1	1.1

The following is a summary of restructuring and related charges for the three month periods ended January 1, 2017 and January 3, 2016 and cumulative costs for current restructuring initiatives as of January 1, 2017, by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three months ended January 1, 2017	1.8	1.4	3.2
For the three months ended January 3, 2016	1.0	0.2	1.2
Cumulative costs through January 1, 2017	2.1	6.4	8.5

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three month period ended January 1, 2017:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2016	1.6	1.0	2.6
Provisions	1.8	1.4	3.2
Cash expenditures	(1.6)	(1.4)	(3.0)
Non-cash items	(0.1)	—	(0.1)
Accrual balance at January 1, 2017	$1.7	$1.0	$2.7

The following summarizes restructuring and related charges by segment for the three month periods ended January 1, 2017 and January 3, 2016, cumulative costs incurred through January 1, 2017, and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Total
For the three months ended January 1, 2017	$0.4	$0.2	$1.1	$1.5	$3.2
For the three months ended January 3, 2016	0.3	0.8	0.1	—	1.2
Cumulative costs through January 1, 2017	0.4	0.2	1.1	6.8	8.5
Future costs to be incurred	0.9	0.1	—	13.2	14.2

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of January 1, 2017 and September 30, 2016 was $48.0 million and $46.8 million, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 13% and 15% of the Company’s Trade Receivables at January 1, 2017 and September 30, 2016, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	January 1, 2017	September 30, 2016
Raw materials	$146.6	$127.5
Work-in-process	45.6	43.6
Finished goods	587.5	569.5
	$779.7	$740.6

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	January 1, 2017	September 30, 2016
Land, buildings and improvements	$194.2	$195.8
Machinery, equipment and other	551.9	550.6
Capitalized leases	158.2	130.0
Construction in progress	68.9	57.7
Property, plant and equipment	$973.2	$934.1
Accumulated depreciation	(405.0)	(392.0)
Property, plant and equipment, net	$568.2	$542.1

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2016	345.1	702.8	299.8	196.5	934.2	2,478.4
Foreign currency impact	(5.0)	(3.6)	(4.6)	—	(0.7)	(13.9)
As of January 1, 2017	$340.1	$699.2	$295.2	$196.5	$933.5	$2,464.5

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	January 1, 2017			September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$973.3	$(313.2)	$660.1	$984.8	$(302.9)	$681.9
Technology assets	237.8	(102.3)	135.5	237.2	(96.7)	140.5
Tradenames	165.7	(93.0)	72.7	165.7	(89.1)	76.6
Total	$1,376.8	$(508.5)	$868.3	$1,387.7	$(488.7)	$899.0

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	5 - 18 years	11.2 years
Tradenames	5 - 13 years	11.4 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,459.6 million and $1,473.5 million as of January 1, 2017 and September 30, 2016, respectively. There was no impairment loss on indefinite-lived trade names for the three month periods ended January 1, 2017 and January 3, 2016.

Amortization expense from intangible assets for the three month periods ended January 1, 2017 and January 3, 2016 was $23.6 million. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

NOTE 9 - DEBT

Debt consists of the following:

	SBH				SB/RH
	January 1, 2017		September 30, 2016		January 1, 2017		September 30, 2016
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,003.0	3.4%	$1,005.5	3.6%	$1,003.0	3.4%	$1,005.5	3.6%
CAD Term Loan, variable rate, due June 23, 2022	53.3	4.5%	54.9	4.6%	53.3	4.5%	54.9	4.6%
Euro Term Loan, variable rate, due June 23, 2022	58.8	3.5%	63.0	3.5%	58.8	3.5%	63.0	3.5%
4.00% Notes, due October 1, 2026	445.8	4.0%	477.0	4.0%	445.8	4.0%	477.0	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	—	—%	129.7	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring June 23, 2020	165.5	5.6%	—	—%	165.5	5.6%	—	—%
Intercompany Loan with Parent Company	—	—%	—	—%	31.8	3.4%	—	—%
Other notes and obligations	26.9	7.7%	16.8	9.8%	26.9	7.7%	16.8	9.8%
Obligations under capital leases	140.9	5.3%	114.7	5.5%	140.9	5.3%	114.7	5.5%
Total debt	3,714.2		3,681.6		3,746.0		3,681.6
Unamortized discount on debt	(4.3)		(4.5)		(4.3)		(4.5)
Debt issuance costs	(53.7)		(56.9)		(53.7)		(56.9)
Less current portion	(42.5)		(164.0)		(74.3)		(164.0)
Long-term debt, net of current portion	$3,613.7		$3,456.2		$3,613.7		$3,456.2

During the three months period ended January 1, 2017, the Company amended the credit agreement under its Term Loans reducing the interest rate margins applicable to the USD Term Loans. The Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum, with no base rate option available and (iv) the Revolver Facility is subject to either adjusted LIBOR plus 2.75% per annum, or base rate plus 1.75% per annum. As a result of borrowings and payments under the Revolver Facility, at January 1, 2017, the Company had borrowing availability of $300.6 million, net outstanding letters of credit of $24.7 million and a $9.2 million amount allocated to a foreign subsidiary.

On October 20, 2016, the Company redeemed the remaining outstanding aggregate principal on the 6.375% Notes of $129.7 million with a make whole premium of $4.6 million charge to interest expense for the three month period ended January 1, 2017 in connection with the issuance of the €425 million aggregate principal amount 4.00% unsecured notes due 2026 (the “4.00% Notes”) and repurchase of the 6.375% Notes on September 20, 2016.

NOTE 10 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At January 1, 2017 and September 30, 2016, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.3 million, net of tax. The Company’s interest rate swap derivative financial instruments at January 1, 2017 and September 30, 2016 are as follows:

	January 1, 2017		September 30, 2016
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	0.3	$300.0	0.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At January 1, 2017, the Company had a series of zinc and brass swap contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2.2 million, net of tax. The Company had the following commodity swap contracts outstanding as of January 1, 2017 and September 30, 2016.

	January 1, 2017		September 30, 2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	5.1 Tons	$9.8	6.7 Tons	$12.8
Brass swap contracts	1.0 Tons	$3.8	1.0 Tons	$4.0

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At January 1, 2017, the Company had a series of foreign exchange derivative contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $7.6 million, net of tax. At January 1, 2017 and September 30, 2016, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $259.9 million and $224.8 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 9, “Debt” for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of January 1, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 1, 2017, the Company had a series of forward exchange contracts outstanding through December 2017. At January 1, 2017 and September 30, 2016, the Company had $206.3 million and $131.4 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At January 1, 2017, the Company had a series of commodity swaps outstanding through September 2017. The Company had the following commodity swaps outstanding as of January 1, 2017 and September 30, 2016:

	January 1, 2017		September 30, 2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	20.0 troy oz.	$0.4	31.0 troy oz.	$0.6

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	January 1, 2017	September 30, 2016
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$3.3	$2.9
Foreign exchange contracts - designated as hedge	Receivables—Other	10.1	$5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.1
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.1	0.2
Total Derivative Assets		$13.6	$8.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$0.3	$0.7
Interest rate swaps - designated as hedge	Accrued interest	0.4	0.4
Commodity swaps - designated as hedge	Accounts payable	0.2	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	0.1	1.7
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.1	0.1
Foreign exchange contracts - not designated as hedge	Accounts payable	0.3	0.2
Total Derivative Liabilities		$1.4	$3.2

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of January 1, 2017 and September 30, 2016.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of January 1, 2017 and September 30, 2016, there was no cash collateral outstanding. In addition, as of January 1, 2017 and September 30, 2016, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables in the Condensed Consolidated Statements of Financial Position.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended January 1, 2017 and January 3, 2016, pretax:

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
January 1, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$0.1	Interest expense	$(0.3)	Interest expense	$—
Commodity swaps	0.1	Cost of goods sold	0.8	Cost of goods sold	—
Net investment hedge	32.5	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.2	Net sales	—	Net sales	—
Foreign exchange contracts	10.3	Cost of goods sold	4.3	Cost of goods sold	—
Total	$43.2		$4.8		$—

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
January 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$0.3	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	(1.0)	Cost of goods sold	(1.4)	Cost of goods sold	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	5.4	Cost of goods sold	2.1	Cost of goods sold	—
Total	$4.6		$0.2		$—

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three month periods ended January 1, 2017 and January 3, 2016:

(in millions)	Line Item	January 1, 2017	January 3, 2016
Commodity swaps	Cost of goods sold	$0.1	$—
Foreign exchange contracts	Other non-operating expenses, net	0.7	(2.1)
Total		$0.8	$(2.1)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 10, “Derivatives” for additional detail. The fair value of derivative instruments as of January 1, 2017 and September 30, 2016 are as follows:

	January 1, 2017		September 30, 2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$13.6	$13.6	$8.7	$8.7
Derivative Liabilities	$1.4	$1.4	$3.2	$3.2

The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The carrying value and fair value for debt as of January 1, 2017 and September 30, 2016 are as follows:

	January 1, 2017		September 30, 2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,656.2	$3,843.2	$3,620.2	$3,865.1
Total debt - SB/RH	$3,688.0	$3,875.0	$3,620.2	$3,865.1

NOTE 12 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three month periods ended January 1, 2017, and January 3, 2016 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Service cost	$0.1	$0.1	$0.9	$0.7
Interest cost	0.7	0.7	1.1	1.5
Expected return on assets	(1.1)	(1.1)	(1.0)	(1.2)
Recognized net actuarial loss	0.4	0.1	0.9	0.4
Net periodic benefit cost	$0.1	$(0.2)	$1.9	$1.4
Weighted average assumptions
Discount rate	3.50%	4.25%	1.00 - 13.50%	1.75 - 13.81%
Expected return on plan assets	7.00%	7.25%	2.25 - 7.00%	1.75 - 4.53%
Rate of compensation increase	N/A	N/A	1.00 - 3.70%	2.25 - 5.50%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three months ended January 1, 2017 and January 3, 2016, are $1.3 million and $3.6 million, respectively.

NOTE 13 - SHARE BASED COMPENSATION

Share based compensation expense for SBH during the three month periods ended January 1, 2017 and January 3, 2016 was $8.8 million and $10.1 million respectively. The remaining unrecognized pre-tax compensation cost for SBH at January 1, 2017 was $60.8 million.

Share based compensation expense for SB/RH during the three month periods ended January 1, 2017 and January 3, 2016 was $7.8 million and $8.5 million respectively. The remaining unrecognized pre-tax compensation cost for SB/RH at January 1, 2017 was $58.9 million.

During the three month period ended January 1, 2017, SBH and SB/RH granted 0.7 million and 0.6 million Restricted Stock Units (“RSUs”) respectively. The total market value of the RSUs on the dates of the grants was $87.3 million and $85.8 million for SBH and SB/RH respectively. The fair value of RSUs is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s RSUs during the three month period ended January 1, 2017 is as follows:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2016	0.6	94.97	$54.8	0.5	96.92	$45.3
Granted	0.7	126.97	87.3	0.6	126.82	85.8
Forfeited	—	110.02	0.3	—	110.02	0.3
Vested	(0.5)	109.31	(52.2)	(0.4)	112.49	(46.0)
At January 1, 2017	0.8	114.21	$90.2	0.7	115.76	$85.4

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of AOCI, net of tax, for the three month period ended January 1, 2017 was as follows:

v

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Accumulated other comprehensive (loss) income, as of September 30, 2016	$(160.5)	$3.1	$(72.0)	$(229.4)
Other comprehensive (loss) income before reclassification	(50.0)	43.2	3.2	(3.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.8)	1.3	(3.5)
Other comprehensive (loss) income	(50.0)	38.4	4.5	(7.1)
Deferred tax effect	3.9	(14.2)	(1.3)	(11.6)
Deferred tax valuation allowance	—	—	0.1	0.1
Other comprehensive (loss) income, net of tax	(46.1)	24.2	3.3	(18.6)
Other comprehensive loss attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(45.8)	24.2	3.3	(18.3)
Accumulated other comprehensive (loss) income, as of January 1, 2017	$(206.3)	$27.3	$(68.7)	$(247.7)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Income for the three month periods ended January 1, 2017 and January 3, 2016 were as follows:

(in millions)	January 1, 2017	January 3, 2016
Cost of goods sold	$0.8	$0.3
Selling expenses	0.2	0.1
General and administrative expenses	0.3	0.2
Amounts reclassified from accumulated other comprehensive income	$1.3	$0.6

See Note 10 “Derivatives”, for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 15 - INCOME TAXES

SBH effective tax rate for the three month periods ended January 1, 2017 and January 3, 2016 was 32.3% and 8.6%, respectively. SB/RH effective tax rate for the three month periods ended January 1, 2017 and January 3, 2016 was 33.2% and 8.4%, respectively. The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned outside the U.S. that is not permanently reinvested. For the three month period ended January 3, 2016, the effective tax rate includes a $5.8 million reduction for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on the Company’s net deferred tax liabilities, plus the impact from the release of valuation allowance on U.S. net deferred tax assets offsetting tax expense on U.S. pretax income.

NOTE 16 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery and lighting products, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, security and plumbing business; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control business and (v) Global Auto Care, which consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.

Net sales relating to the segments for the three month periods ended January 1, 2017 and January 3, 2016 are as follows:

	SBH		SB/RH
Net sales to external customers (in millions)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Consumer batteries	$260.5	$252.6	$260.5	$252.6
Small appliances	186.4	189.9	186.4	189.9
Personal care	162.6	168.8	162.6	168.8
Global Batteries & Appliances	609.5	611.3	609.5	611.3
Hardware & Home Improvement	288.8	282.7	288.8	282.7
Global Pet Supplies	194.2	203.4	194.2	203.4
Home and Garden	49.8	47.7	49.8	47.7
Global Auto Care	69.5	73.7	69.5	73.7
Net sales	$1,211.8	$1,218.8	$1,211.8	$1,218.8

During the third quarter of the year ended September 30, 2016, the Company changed its performance metric to Adjusted EBITDA to better reflect how the Chief Operating Decision Maker is currently evaluating the business and making operating decisions. All amounts for prior periods have been recast to reflect current presentation. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the three month period ended January 3, 2016, other adjustments consisted of costs associated with exiting a key executive, coupled with onboarding a key executive. Segment Adjusted EBITDA in relation to the Company’s reportable segments for the three month periods ended January 1, 2017 and January 3, 2016, is as follows:

	SBH		SB/RH
Segment Adjusted EBITDA (in millions)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Global Batteries & Appliances	$109.0	$105.5	$109.0	$105.5
Hardware & Home Improvement	59.2	53.7	59.2	53.7
Global Pet Supplies	30.7	29.2	30.7	29.2
Home and Garden	5.7	7.1	5.7	7.1
Global Auto Care	19.8	19.2	19.8	19.2
Total Segment Adjusted EBITDA	224.4	214.7	224.4	214.7
Depreciation and amortization	46.0	46.6	46.0	46.6
Share-based compensation	8.8	10.1	7.8	8.5
Corporate expenses	10.2	7.6	10.0	7.4
Acquisition and integration related charges	4.1	9.9	4.1	9.9
Restructuring and related charges	3.2	1.2	3.2	1.2
Interest expense	55.8	58.4	56.1	58.4
Other	—	0.3	—	0.3
Income from operations before income taxes	$96.3	$80.6	$97.2	$82.4

NOTE 17 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended January 1, 2017 and January 3, 2016 are as follows:

(in millions, except per share amounts)	January 1, 2017	January 3, 2016
Numerator
Net income attributable to controlling interest	$65.2	$73.6
Denominator
Weighted average shares outstanding - basic	59.3	59.2
Dilutive shares	0.2	—
Weighted average shares outstanding - diluted	59.5	59.2
Earnings per share
Basic earnings per share	$1.10	$1.24
Diluted earnings per share	$1.10	$1.24
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.4	0.3

NOTE 18 - GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2022 Indenture, the 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the condensed consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.4	$0.2	$136.6	$—	$143.2
Trade receivables, net	172.9	65.4	250.9	—	489.2
Intercompany receivables	—	941.3	219.7	(1,161.0)	—
Other receivables	—	2.8	58.7	(0.9)	60.6
Inventories	366.8	154.6	275.4	(17.1)	779.7
Prepaid expenses and other	41.3	6.9	32.2	0.1	80.5
Total current assets	587.4	1,171.2	973.5	(1,178.9)	1,553.2
Property, plant and equipment, net	270.4	82.3	215.5	—	568.2
Long-term intercompany receivables	355.2	125.5	12.8	(493.5)	—
Deferred charges and other	183.1	1.0	41.7	(193.9)	31.9
Goodwill	912.1	1,154.5	397.9	—	2,464.5
Intangible assets, net	1,326.7	624.2	377.0	—	2,327.9
Investments in subsidiaries	3,514.7	1,270.7	(2.9)	(4,782.5)	—
Total assets	$7,149.6	$4,429.4	$2,015.5	$(6,648.8)	$6,945.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$47.5	$1.3	$26.0	$(0.5)	$74.3
Accounts payable	208.3	71.3	252.8	—	532.4
Intercompany accounts payable	1,175.4	—	—	(1,175.4)	—
Accrued wages and salaries	20.3	2.6	42.2	—	65.1
Accrued interest	41.2	—	—	—	41.2
Other current liabilities	80.8	11.5	94.7	(0.9)	186.1
Total current liabilities	1,573.5	86.7	415.7	(1,176.8)	899.1
Long-term debt, net of current portion	3,559.9	20.1	33.7	—	3,613.7
Long-term intercompany debt	11.7	345.8	121.0	(478.5)	—
Deferred income taxes	220.5	461.1	80.3	(198.8)	563.1
Other long-term liabilities	29.3	1.0	94.1	—	124.4
Total liabilities	5,394.9	914.7	744.8	(1,854.1)	5,200.3
Shareholder's equity:
Other capital	2,077.8	140.0	(963.8)	764.2	2,018.2
Accumulated (deficit) earnings	(74.6)	3,623.2	2,426.7	(6,049.9)	(74.6)
Accumulated other comprehensive (loss) income	(248.5)	(248.5)	(241.7)	491.0	(247.7)
Total shareholder's equity	1,754.7	3,514.7	1,221.2	(4,794.7)	1,695.9
Non-controlling interest	—	—	49.5	—	49.5
Total equity	1,754.7	3,514.7	1,270.7	(4,794.7)	1,745.4
Total liabilities and equity	$7,149.6	$4,429.4	$2,015.5	$(6,648.8)	$6,945.7

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder's equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated (deficit) earnings	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

Statement of Income		Guarantor	Nonguarantor
Three month period ended January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$632.9	$192.7	$711.4	$(325.2)	$1,211.8
Cost of goods sold	417.6	137.4	531.1	(325.4)	760.7
Restructuring and related charges	—	1.1	—	—	1.1
Gross profit	215.3	54.2	180.3	0.2	450.0
Selling	81.3	21.0	87.9	(0.4)	189.8
General and administrative	48.6	14.3	24.5	—	87.4
Research and development	9.1	1.7	3.6	—	14.4
Acquisition and integration related charges	2.8	0.1	1.2	—	4.1
Restructuring and related charges	0.6	0.3	1.2	—	2.1
Total operating expense	142.4	37.4	118.4	(0.4)	297.8
Operating income	72.9	16.8	61.9	0.6	152.2
Interest expense	49.5	4.1	2.5	—	56.1
Other non-operating (income) expense, net	(60.9)	(45.6)	(0.9)	106.3	(1.1)
Income from operations before income taxes	84.3	58.3	60.3	(105.7)	97.2
Income tax expense	19.4	1.8	10.9	0.2	32.3
Net income (loss)	64.9	56.5	49.4	(105.9)	64.9
Net income (loss) attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to controlling interest	$64.9	$56.5	$49.5	$(105.9)	$65.0

Statement of Income		Guarantor	Nonguarantor
Three month period ended January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$632.0	$190.9	$734.3	$(338.4)	$1,218.8
Cost of goods sold	436.1	135.9	543.0	(337.0)	778.0
Restructuring and related charges	—	—	0.1	—	0.1
Gross profit	195.9	55.0	191.2	(1.4)	440.7
Selling	75.9	21.0	90.6	(0.4)	187.1
General and administrative	51.9	14.7	17.9	—	84.5
Research and development	8.7	1.3	3.8	—	13.8
Acquisition and integration related charges	6.4	0.8	2.7	—	9.9
Restructuring and related charges	0.8	0.1	0.2	—	1.1
Total operating expense	143.7	37.9	115.2	(0.4)	296.4
Operating income (loss)	52.2	17.1	76.0	(1.0)	144.3
Interest expense	48.3	5.5	4.6	—	58.4
Other non-operating (income) expense, net	(71.9)	(47.3)	3.7	119.0	3.5
Income from operations before income taxes	75.8	58.9	67.7	(120.0)	82.4
Income tax expense (benefit)	0.3	(3.7)	10.3	—	6.9
Net income (loss)	75.5	62.6	57.4	(120.0)	75.5
Net income (loss) attributable to non-controlling interest	—	—	0.1	—	0.1
Net income (loss) attributable to controlling interest	$75.5	$62.6	$57.3	$(120.0)	$75.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$64.9	$56.5	$49.4	$(105.9)	$64.9
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(46.1)	(49.9)	(49.9)	99.8	(46.1)
Unrealized gain (loss) on derivative instruments	24.2	4.2	4.3	(8.5)	24.2
Defined benefit pension gain (loss)	3.3	3.3	3.4	(6.7)	3.3
Other comprehensive (loss) income	(18.6)	(42.4)	(42.2)	84.6	(18.6)
Comprehensive income (loss)	46.3	14.1	7.2	(21.3)	46.3
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$46.3	$14.1	$7.5	$(21.3)	$46.6

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$75.5	$62.6	$57.4	$(120.0)	$75.5
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(20.4)	(20.5)	(20.4)	40.8	(20.5)
Unrealized gain (loss) on derivative instruments	3.7	2.7	2.7	(5.4)	3.7
Defined benefit pension gain (loss)	1.1	1.1	1.1	(2.2)	1.1
Other comprehensive (loss) income	(15.6)	(16.7)	(16.6)	33.2	(15.7)
Comprehensive income (loss)	59.9	45.9	40.8	(86.8)	59.8
Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to controlling interest	$59.9	$45.9	$40.9	$(86.8)	$59.9

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(27.9)	$67.4	$257.4	$(314.3)	$(17.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(10.4)	(7.3)	(10.3)	—	(28.0)
Proceeds from sales of property, plant and equipment	—	—	0.1	—	0.1
Other investing activities	—	(0.8)	—	—	(0.8)
Net cash used by investing activities	(10.4)	(8.1)	(10.2)	—	(28.7)
Cash flows from financing activities
Proceeds from issuance of debt	208.9	—	—	—	208.9
Payment of debt	(135.2)	—	(0.7)	—	(135.9)
Payment of debt issuance costs	(0.5)	—	—	—	(0.5)
Payment of cash dividends to parent	(147.6)	—	—	—	(147.6)
Advances related to intercompany transactions	20.5	(62.2)	(272.6)	314.3	—
Net cash (used) provided by financing activities	(53.9)	(62.2)	(273.3)	314.3	(75.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.4)	—	(6.4)
Net decrease in cash and cash equivalents	(92.2)	(2.9)	(32.5)	—	(127.6)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$6.4	$0.2	$136.6	$—	$143.2

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended January 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(668.5)	$52.4	$(76.8)	$454.7	$(238.2)
Cash flows from investing activities				—
Purchases of property, plant and equipment	(8.5)	(3.3)	(5.6)	—	(17.4)
Proceeds from sales of property, plant and equipment	0.1	—	—	—	0.1
Net cash used by investing activities	(8.4)	(3.3)	(5.6)	—	(17.3)
Cash flows from financing activities
Proceeds from issuance of debt	230.0	—	—	—	230.0
Payment of debt	(40.6)	—	(0.1)	—	(40.7)
Payment of debt issuance costs	(1.1)	—	—	—	(1.1)
Payment of cash dividends to parent	(29.5)	—	—	—	(29.5)
Advances related to intercompany transactions	511.4	(54.1)	(2.6)	(454.7)	—
Net cash provided (used) by financing activities	670.2	(54.1)	(2.7)	(454.7)	158.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.1)	—	(3.1)
Net decrease in cash and cash equivalents	(6.7)	(5.0)	(88.2)	—	(99.9)
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$6.3	$3.6	$138.1	$—	$148.0

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

Business Overview

We are a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 16, “Segment Information” of Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments. The following table summarizes the respective product types, brands, and regions for each of the segments:

Segment	Products	Brands	Regions
GBA

Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: Small kitchen and home appliances.
Personal care: Electric shaving and grooming products, hair care appliances and accessories.

		Consumer batteries: Rayovac® , VARTA®. Small appliances: Black & Decker®, George Foreman®, Russell Hobbs®, Juiceman®, Breadman®, Farberware® and Toastmaster®. Personal care: Remington®.	NA EMEA LATAM APAC
HHI

Hardware: Hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection.
Security: Residential locksets and door hardware including knobs, levers, deadbolts, handlesets and electronics. Commercial doors, locks, and hardware.
Plumbing: Kitchen, bath and shower faucets and plumbing products.

		Hardware: National Hardware®, Stanley® and FANAL®. Security: Kwikset®, Weiser®, Baldwin®, EZSET® and Tell®. Plumbing: Pfister®.	NA EMEA LATAM APAC
PET	Companion Animal: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products. Aquatics: Aquariums and aquatic health supplies.

Companion Animal: 8-in-1®, Dingo®, Nature's Miracle®, Wild Harvest®, Littermaid®, Jungle®, Excel®, FURminator®, IAMS®, Eukanuba®, Healthy-Hide®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, Whisper® and Instant Ocean®.

NA EMEA LATAM APAC
H&G	Controls: Outdoor insect and weed control solutions, animal repellents. Household: Household insecticides and pest controls. Repellents: Personal use pesticides and insect repellent products.	Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®. Household: Hot Shot®, Black Flag®, Real Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-a-Bug®. Repellents: Cutter® and Repel®.	NA LATAM
GAC

Appearance: Protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes.
Performance: Automotive fuel and oil additives, and functional fluids.
A/C Recharge: Do-it-yourself air conditioner recharge products, refrigerant and oil recharge kits, sealants and accessories.

		Appearance: Armor All®. Performance: STP®. A/C Recharge: A/C PRO®.	NA EMEA LATAM APAC

Refinancing Activity

See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail regarding debt. The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

During the three month period ended January 1, 2017, the Company amended the credit agreement under its Term Loans, reducing the interest rate margins applicable to the USD Term Loan from a LIBOR subject to a 0.75% floor plus margin of 2.75% per annum, or base rate plus margin of 1.75% per annum; to a LIBOR subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum.

On September 20, 2016, we issued €425 million aggregate principal amount of 4.00% unsecured notes due 2026 (the “4.00% Notes”). The proceeds from the 4.00% Notes and draws on the Revolver were used to repay our outstanding 6.375% unsecured notes due 2020 (the “6.375% Notes”) and pay fees and expenses in connection with the refinancing. The Company repurchased $390.3 million aggregate principal amount of the 6.375% Notes through a cash tender offer on September 20, 2016, with the remaining outstanding aggregate principal amount of $129.7 million subsequently redeemed by the Company during the three month period ended January 1, 2017.

Consolidated Results of Operations

The following is summarized consolidated results of operations for Spectrum Brands Holdings, Inc. for the three month periods ended January 1, 2017 and January 3, 2016 respectively:

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Net sales	$1,211.8	$1,218.8	$(7.0)	(0.6%)
Gross profit	450.0	440.7	9.3	2.1%
Operating expenses	299.0	298.2	0.8	0.3%
Interest expense	55.8	58.4	(2.6)	(4.5%)
Income tax expense	31.1	6.9	24.2	350.7%
Net income	65.2	73.7	(8.5)	(11.5%)

Net Sales. Net sales for the three month period ended January 1, 2017 decreased $7.0 million, or 0.6%, compared to the three month period ended January 3, 2016. Organic net sales increased $11.8 million, or 1.0%, for the three months ended January 1, 2017. Organic net sales excludes the impact of foreign currency translation, and is considered a non-GAAP measurement. See “Non-GAAP Measurements” section included elsewhere in this Quarterly Report for reconciliation of net sales to organic net sales. The following sets forth net sales by segment for the three month periods ended January 1, 2017 and January 3, 2016:

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Consumer batteries	$260.5	$252.6	$7.9	3.1%
Small appliances	186.4	189.9	(3.5)	(1.8%)
Personal care	162.6	168.8	(6.2)	(3.7%)
Global Batteries & Appliances	609.5	611.3	(1.8)	(0.3%)
Hardware & Home Improvement	288.8	282.7	6.1	2.2%
Global Pet Supplies	194.2	203.4	(9.2)	(4.5%)
Home & Garden	49.8	47.7	2.1	4.4%
Global Auto Care	69.5	73.7	(4.2)	(5.7%)
Net Sales	$1,211.8	$1,218.8	(7.0)	(0.6%)

The following sets forth the principle components of change in net sales from the three month period ended January 3, 2016 to the three month period ended January 1, 2017:

(in millions)	Net Sales
Net Sales for the three month period ended January 3, 2016	$1,218.8
Increase in consumer batteries	12.4
Increase in hardware & home improvement	6.3
Increase in small appliances	4.0
Increase in home & garden	2.1
Decrease in personal care	(2.5)
Decrease in global auto care	(4.1)
Decrease in global pet supplies	(6.4)
Foreign currency impact, net	(18.8)
Net Sales for the three month period ended January 1, 2017	$1,211.8

Gross Profit. For the three month period ended January 1, 2017, gross profit increased $9.3 million compared to the three month period ended January 3, 2016, attributable to an increase in gross profit margin. Gross profit margin increased from 36.2% to 37.1% primarily due to a shift to higher margin product sales and the exit of low-margin product sales and continuing cost improvement initiatives.

Operating Expenses. Operating expenses for the three month period ended January 1, 2017 increased $0.8 million compared to the three month period ended January 3, 2016, primarily attributable to an increase in selling and general and administrative expenses of $5.0 million; an increase in restructuring and related charges of $1.0 million related to GAC restructuring initiatives; partially offset by decreases in acquisition & integration related charges of $5.8 million due to lower integration activity. See Note 3 to the Condensed Consolidated Financial Statements, “Acquisitions and Integration Costs” and Note 4 to the Condensed Consolidated Financial Statements, “Restructuring and Related Charges”, included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense for the three month period ended January 1, 2017 decreased $2.6 million, or 4.5%, from the three month period ended January 3, 2016, directly attributable to the refinancing activity previously discussed.

Income Taxes. Our effective tax rate was 32.3% for the three month period ended January 1, 2017 compared to 8.6% for the three month period ended January 3, 2016. Our estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned outside the U.S. that is not permanently reinvested. For the three month period ended January 3, 2016, the effective tax rate includes a $5.8 million reduction for non-recurring items related to the impact of tax law changes and changes in state deferred tax rates on the Company’s net deferred tax liabilities, plus the impact from the release of valuation allowance on U.S. net deferred tax assets offsetting tax expense on U.S. pretax income.

Segment Financial Data

Global Batteries & Appliances

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Net sales	$609.5	$611.3	$(1.8)		(0.3%)
Operating income	88.7	89.9	(1.2)		(1.3%)
Operating income margin	14.6%	14.7%	(10)	bps
Adjusted EBITDA	109.0	105.5	3.5		3.3%
Adjusted EBITDA margin	17.9%	17.3%	60	bps

Net sales decreased $1.8 million, or 0.3% during the three month period ended January 1, 2017 compared to the three month period ended January 3, 2016. Organic net sales increased $13.9 million, or 2.3%.

Consumer battery organic net sales increased $12.4 million, or 4.9%, for the three month period ended January 1, 2017 compared to the three month period ended January 3, 2016 attributable to an increase in EMEA of $11.2 million from promotional activity of branded alkaline batteries, plus expansion with new and current customers for branded and private label alkaline batteries, and hearing aid and specialty batteries; increases in APAC and LATAM of $1.5 million and $0.4 million, respectively; offset by a reduction in NA of $0.6 million from discontinued private label product and reduced retail inventory on lighting products, offset by strong holiday point of sale (“POS”) on branded alkaline batteries.

Small appliances organic net sales increased $4.0 million, or 2.1%, for the three month period ended January 1, 2017 compared to the three month period ended January 3, 2016 attributable to increases in NA of $8.7 million from incremental product listings and volumes with key retailers, incremental promotional sales, and continued expansion in other distribution channels including e-commerce; increases in EMEA of $0.9 million from market expansion; offset by decrease in APAC of $2.4 million from lower promotional activity and a decrease in LATAM of $3.2 million from lower POS within the region.

Personal care organic net sales decreased $2.5 million, or 1.5%, for the three month period ended January 1, 2017 compared to the three month period ended January 3, 2016 attributable to decreases in NA of $5.2 million due to softer category POS and retail inventory reductions; offset by increases in EMEA of $2.8 million from promotional sales and market expansion.

Operating income in the three month period ended January 1, 2017 decreased $1.2 million and operating income margin decrease of 10 bps from the three month period ended January 3, 2016 driven by decrease in net sales discussed above and marginal increases in restructuring related charges and depreciation and amortization. Adjusted EBITDA in the three month period ended January 1, 2017 increased $3.5 million and the adjusted EBITDA margin improved 60 bps from the three month period ended January 3, 2016. Adjusted EBITDA and adjusted EBITDA margin increases were primarily due to cost improvements, operating efficiencies and improvement in product mix offsetting the decrease in net sales discussed above. Adjusted EBITDA is a non-GAAP measurement (See Non-GAAP Measurements for reconciliation of net income to adjusted EBITDA by segment).

Hardware & Home Improvement

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Net sales	$288.8	$282.7	$6.1		2.2%
Operating income	46.8	41.2	5.6		13.6%
Operating income margin	16.2%	14.6%	160	bps
Adjusted EBITDA	59.2	53.7	5.5		10.2%
Adjusted EBITDA margin	20.5%	19.0%	150	bps

Net sales increased $6.1 million, or 2.2%, for the three month period ended January 1, 2017 compared to the three month period ended January 3, 2016. Organic net sales increased $6.3 million or 2.2%, attributable to increases in security products of $7.2 million from increased volumes through the introduction of new products with key retailers, promotional sales through ecommerce channels, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels, partially offset by the exit of lower margin business; lower hardware sales of $0.7 million driven by the exit of lower margin business offset by incremental retail volumes and new product introduction; and a marginal decrease in plumbing of $0.2 million. Overall, net sales were adversely impacted by $4.0 million due to product exits that were primarily associated with branded product that was transitioned under a third party license arrangement.

Operating income in the three month period ended January 1, 2017 increased $5.6 million with operating income margin increase of 160 bps from the three month period ended January 3, 2016 due to increase in net sales discussed above, cost improvements and product mix. Adjusted EBITDA in the three month period ended January 1, 2017 increased $5.5 million and adjusted EBITDA margin increased by 150 bps from the three month period ended January 3, 2016. Adjusted EBITDA increased due to the increase in net sales discussed above, cost improvements and product mix. Adjusted EBITDA margin increase was driven by cost improvements and product mix.

Global Pet Supplies

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Net sales	$194.2	$203.4	$(9.2)		(4.5%)
Operating income	19.5	16.3	3.2		19.6%
Operating income margin	10.0%	8.0%	200	bps
Adjusted EBITDA	30.7	29.2	1.5		5.1%
Adjusted EBITDA margin	15.8%	14.4%	140	bps

Net sales decreased $9.2 million, or 4.5%, for the three month period ended January 1, 2017 compared to the three month period ended January 3, 2016. Organic net sales decreased $6.4 million or 3.1%, primarily due to decreases in companion animal and pet food sales of $8.8 million from reduced listings and retail inventory reductions with key pet retailers, increased competition and low-margin product exits of $2.1 million, partially offset by increased sales through strategic customers and other channels including e-commerce; and further offset by increase in aquatics of $2.4 million primarily in EMEA related to promotional activity.

Operating income increased $3.2 million for the three month period ended January 1, 2017, and an increase in operating income margin of 200 bps compared to the three month period ended January 3, 2016 driven by cost improvements, operating efficiencies, expense management, and decrease in integration and restructuring related charges to offset the decrease in net sales discussed above. Adjusted EBITDA in the three month period ended January 1, 2017 increased $1.5 million and adjusted EBITDA margin increased 140 bps from the three month period ended January 3, 2016 due to cost improvements, operating efficiencies, and expense management to offset the decrease in net sales discussed above.

Home and Garden

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Net Sales	$49.8	$47.7	$2.1		4.4%
Operating Income	1.7	3.3	(1.6)		(48.5%)
Operating Income Margin	3.4%	6.9%	(350)	bps
Adjusted EBITDA	5.7	7.1	(1.4)		(19.7%)
Adjusted EBITDA Margin	11.4%	14.9%	(350)	bps

Net sales for the three month period ended January 1, 2017 increased $2.1 million, or 4.4%, compared to the three month period ended January 3, 2016. The growth is attributable to increase in household insect control products of $3.5 million driven by stronger POS at major retailers, partially offset by decreases in lawn & garden controls and repellents of $0.9 million and $0.5 million, respectively, due to timing of seasonal inventory sales with retailers.

Operating income for the three month period ended January 1, 2017 decreased $1.6 million with a decline in operating income margin of 350 bps from the three month period ended January 3, 2016 primarily due to timing associated with manufacturing operating expenses. Adjusted EBITDA in the three month period ended January 1, 2017 decreased $1.4 million with a decline in adjusted EBITDA margin of 350 bps from the three month period ended January 3, 2016. Adjusted EBITDA and adjusted EBIDTA margin decreased due to timing associated with manufacturing operating expenses.

Global Auto Care

	Three Month Period Ended
(in millions, except %)	January 1, 2017	January 3, 2016	Variance
Net Sales	$69.5	$73.7	$(4.2)		(5.7%)
Operating Income	13.1	9.6	3.5		36.5%
Operating Income Margin	18.8%	13.0%	580	bps
Adjusted EBITDA	19.8	19.2	0.6		3.1%
Adjusted EBITDA Margin	28.5%	26.1%	240	bps

Net sales for the three month period ended January 1, 2017 decreased $4.2 million, or 5.7%, compared to the three month period ended January 3, 2016. Organic net sales decreased $4.1 million, or 5.6%, primarily driven by the timing of sales in the prior year in coordination with integration activities and the deferral of product sales with certain customers in EMEA.

Operating income increased for the three month period ended January 1, 2017 by $3.5 million, with an operating income margin increase of 580 bps compared to the three month period ended January 3, 2016 attributable to cost impairments and operating efficiencies to offset the decrease in net sales discussed above, coupled with decrease in integration costs. Adjusted EBITDA increased $0.6 million for the three month period ended January 1, 2017 and adjusted EBITDA margin increased 240 bps compared to the three month period ended January 3, 2016, primarily driven by cost improvements and operating efficiencies to offset the decrease in net sales discussed above.

Non-GAAP Measurements

Adjusted EBITDA. Our consolidated and segment results include financial information regarding adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”), which are non-GAAP earnings. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Further, Adjusted EBITDA is a useful measure of a company’s ability to service debt and is one measure used for determining the Company’s debt covenant. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) stock based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the three month period ended January 3, 2016, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive. The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended January 1, 2017 and January 3, 2016, respectively for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended January 1, 2017
Net income (loss)	$88.7	$48.4	$19.4	$1.6	$13.1	$(106.0)	$65.2
Income tax expense	—	—	—	—	—	31.1	31.1
Interest expense	—	—	—	—	—	55.8	55.8
Depreciation and amortization	18.5	8.9	10.6	4.1	3.9	—	46.0
EBITDA	107.2	57.3	30.0	5.7	17.0	(19.1)	198.1
Share based compensation	—	—	—	—	—	8.8	8.8
Acquisition and integration related charges	0.8	1.8	0.1	—	1.3	0.1	4.1
Restructuring and related charges	1.0	0.1	0.6	—	1.5	—	3.2
Adjusted EBITDA	$109.0	$59.2	$30.7	$5.7	$19.8	$(10.2)	$214.2
Three Month Period Ended January 3, 2016
Net income (loss)	$87.7	$41.4	$16.0	$3.3	$8.8	$(83.5)	$73.7
Income tax expense	—	—	—	—	—	6.9	6.9
Interest expense	—	—	—	—	—	58.4	58.4
Depreciation and amortization	17.3	9.3	10.7	3.4	5.9	—	46.6
EBITDA	105.0	50.7	26.7	6.7	14.7	(18.2)	185.6
Share based compensation	—	—	—	—	—	10.1	10.1
Acquisition and integration related charges	0.3	2.9	1.8	0.2	4.5	0.2	9.9
Restructuring and related charges	0.2	0.1	0.7	0.2	—	—	1.2
Other	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$105.5	$53.7	$29.2	$7.1	$19.2	$(7.6)	$207.1

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended January 1, 2017 and January 3, 2016 for SB/RH:

SB/RH HOLDINGS, LLC (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended January 1, 2017
Net income (loss)	$88.7	$48.4	$19.4	$1.6	$13.1	$(106.3)	$64.9
Income tax expense	—	—	—	—	—	32.3	32.3
Interest expense	—	—	—	—	—	56.1	56.1
Depreciation and amortization	18.5	8.9	10.6	4.1	3.9	—	46.0
EBITDA	107.2	57.3	30.0	5.7	17.0	(17.9)	199.3
Share based compensation	—	—	—	—	—	7.8	7.8
Acquisition and integration related charges	0.8	1.8	0.1	—	1.3	0.1	4.1
Restructuring and related charges	1.0	0.1	0.6	—	1.5	—	3.2
Adjusted EBITDA	$109.0	$59.2	$30.7	$5.7	$19.8	$(10.0)	$214.4
Three Month Period Ended January 3, 2016
Net income (loss)	$87.7	$41.4	$16.0	$3.3	$8.8	$(81.7)	$75.5
Income tax expense	—	—	—	—	—	6.9	6.9
Interest expense	—	—	—	—	—	58.4	58.4
Depreciation and amortization	17.3	9.3	10.7	3.4	5.9	—	46.6
EBITDA	105.0	50.7	26.7	6.7	14.7	(16.4)	187.4
Share based compensation	—	—	—	—	—	8.5	8.5
Acquisition and integration related charges	0.3	2.9	1.8	0.2	4.5	0.2	9.9
Restructuring and related charges	0.2	0.1	0.7	0.2	—	—	1.2
Other	—	—	—	—	—	0.3	0.3
Adjusted EBITDA	$105.5	$53.7	$29.2	$7.1	$19.2	$(7.4)	$207.3

Organic Net Sales. Our consolidated and segment results contain financial information regarding organic net sales, which we define as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended January 1, 2017 compared to net sales for the three month period ended January 3, 2016, respectively:

	January 1, 2017
Three Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales January 3, 2016	Variance
Consumer batteries	$260.5	$4.5	$265.0	$252.6	$12.4	4.9%
Small appliances	186.4	7.5	193.9	189.9	4.0	2.1%
Personal care	162.6	3.7	166.3	168.8	(2.5)	(1.5%)
Global Batteries & Appliances	609.5	15.7	625.2	611.3	13.9	2.3%
Hardware & Home Improvement	288.8	0.2	289.0	282.7	6.3	2.2%
Global Pet Supplies	194.2	2.8	197.0	203.4	(6.4)	(3.1%)
Home and Garden	49.8	—	49.8	47.7	2.1	4.4%
Global Auto Care	69.5	0.1	69.6	73.7	(4.1)	(5.6%)
Total	$1,211.8	$18.8	$1,230.6	$1,218.8	11.8	1.0%

Liquidity and Capital Resources

Operating Activities

The following is a summary of the Company’s cash flows for the three month periods ended January 1, 2017 and January 3, 2016:

	SBH		SB/RH
(in millions)	January 1, 2017	January 3, 2016	January 1, 2017	January 3, 2016
Net cash provided (used) by operating activities	$5.8	$(223.5)	$(17.4)	$(238.2)
Net cash used by investing activities	$(28.7)	$(17.3)	$(28.7)	$(17.3)
Net cash (used) provided by financing activities	$(102.7)	$158.0	$(75.1)	$158.7
Effect of exchange rate changes on cash and cash equivalents	$(6.4)	$(3.1)	$(6.4)	$(3.1)

Spectrum Brands Holdings, Inc.

Net cash provided (used) by operating activities

The $229.3 million increase in cash provided by operating activities for the three month period ended January 1, 2017 was attributable to (i) incremental cash generated from the segment operations of $244.4 million; including cash contributed by working capital, primarily from decreases of receivables and inventory due to working capital management initiatives; and (ii) decreases in cash paid for interest of $17.1 million due to a reduction in annualized interest costs, excluding a non-recurring financing cost of $5.6 million associated with a premium on redemption of 6.375% Note and costs for re-pricing the USD Term Loan; partially offset by (i) cash paid to Stanley Black and Decker of $23.2 million as a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013; (ii) an increase in cash paid for income taxes of $0.5 million; (iii) increased corporate expenditures of $2.6 million; and (iv) a $0.3 million increase in cash paid for restructuring and integration related charges.

Net cash used by investing activities

The $11.4 million increase in cash used by investing activities during the three month period ended January 1, 2017 was primarily attributable to an increase in purchases of property, plant and equipment of $10.6 million.

Net cash (used) provided by financing activities

Net cash used by financing activities of $102.7 million for the three month period ended January 1, 2017 consisted of (i) $177.1 million net proceeds from the Revolver Facility and other notes; (ii) $135.9 million of payments on debt; (iii) payment of debt issuance costs of $0.5 million; (iv) cash dividends of $22.6 million; (v) treasury stock purchase of $97.6 million; and (vi) $23.2 million of share-based tax withholdings of employees for vested stock awards.

Net cash provided by financing activities of $158.0 million for the three month period ended January 3, 2016 consisted of (i) $230.0 million net proceeds from the Revolver Facility; (ii) $5.9 million of payments on debt; (iii) payment of debt issuance costs of $1.1 million; (iv) cash dividends of $19.5 million; (v) treasury stock purchases of $40.2 million; and (vi) $5.3 million of share-based tax withholdings of employees for vested stock awards, net of proceeds upon vesting.

SB/RH Holdings, LLC

Net cash used by operating activities

The $220.8 million decrease in cash used by operating activities from SB/RH Holdings, LLC for the three month period ended January 1, 2017, was primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash used by investing activities

The $11.4 million increase in cash used by investing activities from SB/RH Holdings, LLC for the three month period ended January 1, 2017, was primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash provided by financing activities

Net cash used by financing activities of $75.1 million for the three month period ended January 1, 2017 consisted of (i) $208.9 million net proceeds from the Revolver Facility and other notes, including an intercompany loan of $31.8 million with SBH; (ii) $135.9 million payments on debt; (iii) payment of debt issuance costs of $0.5 million; and (iv) cash dividends to parent of $147.6 million.

Net cash provided by financing activities of $158.7 million for the three month period ended January 3, 2016 consisted of (i) $230.0 million net proceeds from the Revolver Facility; (ii) $40.7 million of payments on debt; (iii) payment of debt issuance costs of $1.1 million; and (iv) cash dividends to parent of $29.5 million.

Capital Expenditures

Capital expenditures for the Company totaled $28.0 million and $17.4 million for the three month periods ended January 1, 2017, and January 3, 2016, respectively. The increase in capital expenditures is associated with incremental investment capacity expansion and cost reduction projects.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $46.0 million and $46.6 million for the three months ended January 1, 2017, and January 3, 2016, respectively.

Indebtedness

Refer to Note 9 to the Condensed Consolidated Financial Statements, “Debt”, included elsewhere in this Quarterly Report for additional information. At January 1, 2017, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

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

Equity

During the three month period ended January 1, 2017, SBH granted 0.7 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $87.3 million, which represented unearned share based compensation. Such unearned compensation is amortized to expense over the appropriate vesting period. See Note 13, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. During the three month period ended January 1, 2017, SBH repurchased 0.8 million shares. On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the three month period ended January 1, 2017. For additional information, refer to Note 9 “Debt”, and Note 10 “Derivatives”, to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended January 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended January 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  With the exception of the change in risk factors discussed below, we believe that at January 1, 2017, there have been no material changes in our risk factors from those contained in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2016.

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

In addition, because HRG owns more than 50% of the voting power of the Company, the Company is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of the Company’s board of directors and the Company’s entire compensation committee or the nominating and corporate governance committee be independent do not apply. As a result, the ability of the Company’s independent directors to influence its business policies and affairs may be reduced.

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

As previously announced by HRG, on November 17, 2016, HRG disclosed that its Board of Directors had initiated a process to explore the strategic alternatives available to HRG with a view to maximizing shareholder value. HRG has further stated that as part of this process, HRG expects to discuss and may make proposals to one or more of the Company, its management, its board of directors, its stockholders and other persons, including discussions and proposals regarding a merger or a sale and/or a business combination of HRG and the Company. HRG has stated there is no definitive schedule for it to complete its review of strategic alternatives. There can be no assurance that any proposal will be made or that HRG’s process will result in a transaction, or if a transaction is undertaken, as to its terms or timing. Neither we nor HRG intend to provide any updates with respect to the foregoing unless determined otherwise in our or HRG’s sole discretion or as required by law.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 1, 2017, we did not sell any equity securities that were not registered under the Securities Act. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization is effective for 36 months. The following table reflects all shares repurchased within the common stock repurchase program.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2016	580,087	$96.26	580,087	$244,159,304
October 1 to October 30, 2016	25,196	135.10	25,196	240,755,272
October 31 to November 27, 2016	46,004	129.43	46,004	234,801,082
November 28, 2016 to January 1, 2017	731,081	119.95	731,081	147,110,865
Quarter ended January 1, 2017	802,281	$120.97	802,281	$147,110,865

On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2017
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2017
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 10.1

First Amendment dated as of October 6, 2016 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on October 6, 2016 (File No. 001-34757)).

Exhibit 10.2

Amended and Restated Employment Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and Andreas Rouvé (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

Exhibit 10.3

Amended and Restated Employment Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

Exhibit 10.4

Amended and Restated Severance Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

Exhibit 10.5

Amended and Restated Severance Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc. and Stacey L. Neu (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

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

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *