Form 10-Q
period 2017-04-02
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2017-05-02
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§232.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

As of April 28, 2017, there were outstanding 58,828,866 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of actions taken by significant shareholders;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;
•	the loss of, or a significant reduction in, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors, or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
•

the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;
•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;
•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;
•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);
•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;
•	the impact of pending or threatened litigation;
•	the impact of cyber security breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	government regulations;
•	the seasonal nature of sales of certain of our products;
•	the effects of climate change and unusual weather activity; and
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

April 2, 2017 and September 30, 2016

(in millions, unaudited)

	April 2, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$137.2	$275.3
Trade receivables, net	528.5	482.6
Other receivables	44.3	55.6
Inventories	836.3	740.6
Prepaid expenses and other current assets	88.8	78.8
Total current assets	1,635.1	1,632.9
Property, plant and equipment, net	660.8	542.1
Deferred charges and other	47.2	43.2
Goodwill	2,473.8	2,478.4
Intangible assets, net	2,312.5	2,372.5
Total assets	$7,129.4	$7,069.1
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$35.0	$164.0
Accounts payable	525.0	580.1
Accrued wages and salaries	64.6	122.9
Accrued interest	37.2	39.3
Other current liabilities	176.3	189.3
Total current liabilities	838.1	1,095.6
Long-term debt, net of current portion	3,745.8	3,456.2
Deferred income taxes	577.7	532.7
Other long-term liabilities	131.2	140.6
Total liabilities	5,292.8	5,225.1
Commitments and contingencies
Shareholders' equity:
Common Stock	0.6	0.6
Additional paid-in capital	2,100.0	2,073.6
Accumulated earnings	139.9	63.6
Accumulated other comprehensive loss, net of tax	(236.1)	(229.4)
Treasury stock, at cost	(211.3)	(108.3)
Total shareholders' equity	1,793.1	1,800.1
Noncontrolling interest	43.5	43.9
Total equity	1,836.6	1,844.0
Total liabilities and equity	$7,129.4	$7,069.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three and six month periods ended April 2, 2017 and April 3, 2016

(in millions, except per share figures, unaudited)

	Three Months Ended		Six Months Ended

	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net sales	$1,169.9	$1,209.6	$2,381.7	$2,428.4
Cost of goods sold	710.6	746.6	1,471.2	1,524.6
Restructuring and related charges	4.1	0.2	5.3	0.3
Gross profit	455.2	462.8	905.2	903.5
Selling	187.4	189.5	377.2	376.6
General and administrative	99.4	95.6	187.9	181.9
Research and development	15.1	14.5	29.5	28.3
Acquisition and integration related charges	5.1	13.3	9.2	23.2
Restructuring and related charges	4.1	1.4	6.2	2.5
Total operating expenses	311.1	314.3	610.0	612.5
Operating income	144.1	148.5	295.2	291.0
Interest expense	50.6	57.5	106.4	115.9
Other non-operating expense, net	1.8	0.8	0.8	4.3
Income from operations before income taxes	91.7	90.2	188.0	170.8
Income tax expense (benefit)	33.1	(2.5)	64.1	4.4
Net income	58.6	92.7	123.9	166.4
Net (loss) income attributable to non-controlling interest	(0.2)	0.1	(0.2)	0.2
Net income attributable to controlling interest	$58.8	$92.6	$124.1	$166.2
Earnings Per Share
Basic earnings per share	$1.00	$1.56	$2.10	$2.80
Diluted earnings per share	1.00	1.55	2.09	2.79
Dividends per share	0.42	0.38	0.80	0.71
Weighted Average Shares Outstanding
Basic	58.8	59.4	59.1	59.3
Diluted	59.0	59.5	59.3	59.4

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended April 2, 2017 and April 3, 2016

(in millions, unaudited)

	Three Months Ended		Six Months Ended

	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net income	$58.6	$92.7	$123.9	$166.4
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $(0.4), $0, $3.5 and $0, respectively	21.7	28.2	(24.4)	7.7
Unrealized (loss) gain on hedging activity, net tax of $4.5, $3.2, $(9.7) and $2.5, respectively	(9.7)	(2.9)	14.5	0.8
Defined benefit pension (loss) gain, net tax of $0.1, $0.1, $(1.1) and $(0.2), respectively	(0.3)	(0.6)	3.0	0.5
Other comprehensive income (loss), net of tax	11.7	24.7	(6.9)	9.0
Comprehensive income	70.3	117.4	117.0	175.4
Comprehensive income (loss) attributable to non-controlling interest	0.1	—	(0.2)	(0.1)
Comprehensive income attributable to controlling interest	$70.2	$117.4	$117.2	$175.5

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 2, 2017 and April 3, 2016

(in millions, unaudited)

	April 2, 2017	April 3, 2016
Cash flows from operating activities
Net income	$123.9	$166.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of intangible assets	47.1	47.0
Depreciation	46.6	44.4
Share based compensation	23.0	31.6
Amortization of debt issuance costs	3.6	4.1
Write-off of debt issuance costs	1.9	—
Non-cash debt accretion	0.4	0.5
Deferred tax expense (benefit)	33.6	(19.3)
Net changes in operating assets and liabilities	(250.0)	(419.2)
Net cash provided (used) by operating activities	30.1	(144.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(51.3)	(38.7)
Proceeds from sales of property, plant and equipment	0.8	0.8
Other investing activities	(1.2)	—
Net cash used by investing activities	(51.7)	(37.9)
Cash flows from financing activities
Proceeds from issuance of debt	216.1	175.0
Payment of debt	(151.6)	(13.3)
Payment of debt issuance costs	(2.7)	(1.6)
Payment of cash dividends	(47.3)	(42.0)
Treasury stock purchases	(103.1)	(40.2)
Share based tax withholding payments, net of proceeds upon vesting	(23.9)	(9.8)
Net cash (used) provided by financing activities	(112.5)	68.1
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(0.3)
Net decrease in cash and cash equivalents	(138.1)	(114.6)
Cash and cash equivalents, beginning of period	275.3	247.9
Cash and cash equivalents, end of period	$137.2	$133.3
Supplemental disclosure of cash flow information
Cash paid for interest	$97.1	$120.5
Cash paid for taxes	$19.0	$23.9
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$122.2	$28.3
Non cash financing activities
Issuance of shares through stock compensation plan	$53.5	$45.8

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

April 2, 2017 and September 30, 2016

(in millions, unaudited)

	April 2, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$137.1	$270.8
Trade receivables, net	528.5	482.6
Other receivables	42.8	55.6
Inventories	836.3	740.6
Prepaid expenses and other current assets	88.8	78.8
Total current assets	1,633.5	1,628.4
Property, plant and equipment, net	660.8	542.1
Deferred charges and other	33.5	32.1
Goodwill	2,473.8	2,478.4
Intangible assets, net	2,312.5	2,372.5
Total assets	$7,114.1	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$35.0	$164.0
Accounts payable	525.0	580.1
Accrued wages and salaries	64.6	122.9
Accrued interest	37.2	39.3
Other current liabilities	174.1	188.3
Total current liabilities	835.9	1,094.6
Long-term debt, net of current portion	3,745.8	3,456.2
Deferred income taxes	577.5	532.7
Other long-term liabilities	131.2	140.6
Total liabilities	5,290.4	5,224.1
Commitments and contingencies
Shareholder's equity:
Other capital	2,028.8	2,000.9
Accumulated (deficit) earnings	(18.4)	8.1
Accumulated other comprehensive loss, net of tax	(236.1)	(229.4)
Total shareholder's equity	1,774.3	1,779.6
Noncontrolling interest	49.4	49.8
Total equity	1,823.7	1,829.4
Total liabilities and equity	$7,114.1	$7,053.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and six month periods ended April 2, 2017 and April 3, 2016

(in millions, unaudited)

	Three Months Ended		Six Months Ended

	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net sales	$1,169.9	$1,209.6	$2,381.7	$2,428.4
Cost of goods sold	710.6	746.6	1,471.2	1,524.6
Restructuring and related charges	4.1	0.2	5.3	0.3
Gross profit	455.2	462.8	905.2	903.5
Selling	187.4	189.5	377.2	376.6
General and administrative	95.9	94.2	183.3	178.7
Research and development	15.1	14.5	29.5	28.3
Acquisition and integration related charges	5.1	13.3	9.2	23.2
Restructuring and related charges	4.1	1.4	6.2	2.5
Total operating expenses	307.6	312.9	605.4	609.3
Operating income	147.6	149.9	299.8	294.2
Interest expense	50.7	57.5	106.7	115.9
Other non-operating expense, net	1.8	0.8	0.8	4.3
Income from operations before income taxes	95.1	91.6	192.3	174.0
Income tax expense	34.3	9.0	66.5	15.9
Net income	60.8	82.6	125.8	158.1
Net (loss) income attributable to non-controlling interest	(0.2)	0.1	(0.2)	0.2
Net income attributable to controlling interest	$61.0	$82.5	$126.0	$157.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended April 2, 2017 and April 3, 2016

(in millions, unaudited)

	Three Months Ended		Six Months Ended

	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net income	$60.8	$82.6	$125.8	$158.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $(0.4), $0, $3.5 and $0, respectively	21.7	28.2	(24.4)	7.7
Unrealized (loss) gain on hedging activity, net tax of $4.5, $3.2, $(9.7) and $2.5, respectively	(9.7)	(2.9)	14.5	0.8
Defined benefit pension (loss) gain, net tax of $0.1, $0.1, $(1.1) and $(0.2), respectively	(0.3)	(0.6)	3.0	0.5
Other comprehensive income (loss), net of tax	11.7	24.7	(6.9)	9.0
Comprehensive income	72.5	107.3	118.9	167.1
Comprehensive income (loss) attributable to non-controlling interest	0.1	—	(0.2)	(0.1)
Comprehensive income attributable to controlling interest	$72.4	$107.3	$119.1	$167.2

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 2, 2017 and April 3, 2016

(in millions, unaudited)

	April 2, 2017	April 3, 2016
Cash flows from operating activities
Net income	$125.8	$158.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of intangible assets	47.1	47.0
Depreciation	46.6	44.4
Share based compensation	21.3	28.8
Amortization of debt issuance costs	3.6	4.1
Write-off of debt issuance costs	1.9	—
Non-cash debt accretion	0.4	0.5
Deferred tax expense (benefit)	36.0	(7.8)
Net changes in operating assets and liabilities	(270.0)	(438.8)
Net cash provided (used) by operating activities	12.7	(163.7)
Cash flows from investing activities
Purchases of property, plant and equipment	(51.3)	(38.7)
Proceeds from sales of property, plant and equipment	0.8	0.8
Other investing activities	(1.2)	—
Net cash used by investing activities	(51.7)	(37.9)
Cash flows from financing activities
Proceeds from issuance of debt	216.1	188.9
Payment of debt	(151.6)	(48.1)
Payment of debt issuance costs	(2.7)	(1.6)
Payment of cash dividends to parent	(152.5)	(52.0)
Net cash (used) provided by financing activities	(90.7)	87.2
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(0.3)
Net decrease in cash and cash equivalents	(133.7)	(114.7)
Cash and cash equivalents, beginning of period	270.8	247.9
Cash and cash equivalents, end of period	$137.1	$133.2
Supplemental disclosure of cash flow information
Cash paid for interest	$97.1	$120.5
Cash paid for taxes	$19.0	$23.9
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$122.2	$28.3

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early adoption available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists. The ASU can be applied using a modified retrospective approach, with optional practical expedients that entities may elect to apply, relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions.  The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption available. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available to us in the first quarter of the year ending September 30, 2018. The net periodic benefit cost for the year ended September 30, 2016 was $4.5 million; of which the service cost component was $2.9 million and other components were $1.6 million. The net periodic benefit cost for the year ending September 30, 2017 will be $7.6 million, of which the service cost component is $3.9 million and other cost components are $3.8 million.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The ASU must be applied on a prospective basis and will become effective for us beginning in the first quarter of the year ended September 30, 2021, with early adoption available. We chose to adopt the standard immediately, with no impact to the condensed consolidated financial statements.

NOTE 3 – ACQUISITION AND INTEGRATION COSTS

The following summarizes acquisition and integration related charges for the three and six month periods ended April 2, 2017 and April 3, 2016:

	Three Months Ended		Six Months Ended
(in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Armored AutoGroup	$0.7	$6.1	$2.4	$10.6
HHI Business	2.0	4.8	3.8	7.6
Other	2.4	2.4	3.0	5.0
Total acquisition and integration related charges	$5.1	$13.3	$9.2	$23.2

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

Pet Rightsizing Initiative – During the second quarter of the year ending September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative is expected to be approximately $5 million, of which $0.6 million has been incurred to date. The balance is anticipated to be incurred through December 31, 2017.

HHI Distribution Center Consolidation – During the second quarter of the year ending September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $11 million, of which $1.2 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2019.

GAC Business Rationalization Initiative – During the third quarter of the year ended September 30, 2016, the Company implemented an initiative in the GAC segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $28 million, of which $12.3 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2017.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the three and six month periods ended April 2, 2017 and April 3, 2016:

	Three Months Ended		Six Months Ended

(in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
HHI distribution center consolidation	$1.2	$—	$1.2	$—
GAC business rationalization initiative	5.5	—	7.0	—
PET rightsizing initiative	0.6	—	0.6	—
HHI business rationalization initiative	—	0.3	—	(0.4)
Other restructuring activities	0.9	1.3	2.7	3.2
Total restructuring and related charges	$8.2	$1.6	$11.5	$2.8
Reported as:
Cost of goods sold	$4.1	$0.2	$5.3	$0.3
Operating expense	4.1	1.4	6.2	2.5

The following is a summary of restructuring and related charges for the three and six month periods ended April 2, 2017 and April 3, 2016 and cumulative costs for current restructuring initiatives as of April 2, 2017, by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three months ended April 2, 2017	1.4	6.8	8.2
For the three months ended April 3, 2016	0.7	0.9	1.6
For the six months ended April 2, 2017	3.3	8.2	11.5
For the six months ended April 3, 2016	1.7	1.1	2.8
Cumulative costs through April 2, 2017	3.6	13.2	16.8
Future costs to be incurred	10.3	18.8	29.1

The following is a roll-forward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the six month period ended April 2, 2017:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2016	1.6	1.0	2.6
Provisions	3.3	8.2	11.5
Cash expenditures	(2.5)	(7.0)	(9.5)
Non-cash items	1.2	(1.4)	(0.2)
Accrual balance at April 2, 2017	$3.6	$0.8	$4.4

The following summarizes restructuring and related charges by segment for the three and six month periods ended April 2, 2017 and April 3, 2016, cumulative costs incurred through April 2, 2017, and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Total
For the three months ended April 2, 2017	$0.3	$1.0	$1.4	$5.5	$8.2
For the three months ended April 3, 2016	0.1	1.1	0.4	—	1.6
For the six months ended April 2, 2017	1.3	1.6	1.6	7.0	11.5
For the six months ended April 3, 2016	0.4	1.9	0.5	—	2.8
Cumulative costs through April 2, 2017	1.3	1.6	1.6	12.3	16.8
Future costs to be incurred	0.5	4.5	8.7	15.4	29.1

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of April 2, 2017 and September 30, 2016 was $45.3 million and $46.8 million, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 17% and 15% of the Company’s Trade Receivables at April 2, 2017 and September 30, 2016, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	April 2, 2017	September 30, 2016
Raw materials	$147.1	$127.5
Work-in-process	54.9	43.6
Finished goods	634.3	569.5
	$836.3	$740.6

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	April 2, 2017	September 30, 2016
Land, buildings and improvements	$196.6	$195.8
Machinery, equipment and other	565.6	550.6
Capitalized leases	249.7	130.0
Construction in progress	79.1	57.7
Property, plant and equipment	$1,091.0	$934.1
Accumulated depreciation	(430.2)	(392.0)
Property, plant and equipment, net	$660.8	$542.1

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2016	345.1	702.8	299.8	196.5	934.2	2,478.4
Foreign currency impact	(2.5)	0.1	(2.1)	—	(0.1)	(4.6)
As of April 2, 2017	$342.6	$702.9	$297.7	$196.5	$934.1	$2,473.8

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	April 2, 2017			September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$976.8	$(327.2)	$649.6	$984.8	$(302.9)	$681.9
Technology assets	238.2	(107.9)	130.3	237.2	(96.7)	140.5
Tradenames	165.8	(96.9)	68.9	165.7	(89.1)	76.6
Total	$1,380.8	$(532.0)	$848.8	$1,387.7	$(488.7)	$899.0

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	5 - 18 years	11.2 years
Tradenames	5 - 13 years	11.4 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,463.7 million and $1,473.5 million as of April 2, 2017 and September 30, 2016, respectively. There was no impairment loss on indefinite-lived trade names for the three and six month periods ended April 2, 2017 and April 3, 2016.

Amortization expense from intangible assets for the three month periods ended April 2, 2017 and April 3, 2016 was $23.4 million and $23.4 million respectively. Amortization expense from intangible assets for the six month periods ended April 2, 2017 and April 3, 2016 was $47.1 million and $47.0 million respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

NOTE 9 - DEBT

Debt consists of the following:

	SBH				SB/RH
	April 2, 2017		September 30, 2016		April 2, 2017		September 30, 2016
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,000.4	2.9%	$1,005.5	3.6%	$1,000.4	2.9%	$1,005.5	3.6%
CAD Term Loan, variable rate, due June 23, 2022	53.8	4.5%	54.9	4.6%	53.8	4.5%	54.9	4.6%
Euro Term Loan, variable rate, due June 23, 2022	59.7	3.5%	63.0	3.5%	59.7	3.5%	63.0	3.5%
4.00% Notes, due October 1, 2026	453.7	4.0%	477.0	4.0%	453.7	4.0%	477.0	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	—	—%	129.7	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	201.5	3.3%	—	—%	201.5	3.3%	—	—%
Other notes and obligations	20.5	9.6%	16.8	9.8%	20.5	9.6%	16.8	9.8%
Obligations under capital leases	229.9	5.7%	114.7	5.5%	229.9	5.7%	114.7	5.5%
Total debt	3,839.5		3,681.6		3,839.5		3,681.6
Unamortized discount on debt	(4.2)		(4.5)		(4.2)		(4.5)
Debt issuance costs	(54.5)		(56.9)		(54.5)		(56.9)
Less current portion	(35.0)		(164.0)		(35.0)		(164.0)
Long-term debt, net of current portion	$3,745.8		$3,456.2		$3,745.8		$3,456.2

On October 6, 2016, the Company entered into the first amendment to the credit agreement under its Term Loans and Revolver Facility (the “Credit Agreement”) reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum. The Company recognized $1.0 million of costs in connection with amending the Credit Agreement that has been recognized as interest expense. On March 6, 2017, the Company entered into a second amendment to the Credit Agreement expanding the overall capacity of the Revolver Facility to $700 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35bps, and extending the maturity to March 2022. The Company recognized $2.6 million of costs in connection with amending the cash revolver that has been deferred as debt issuance costs. Subsequent to the six months ended April 2, 2017, on April 7, 2017, the Company entered into a third amendment to the credit agreement under its Term Loans reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR plus margin of 2.00% per annum, or base rate plus margin of 1.00%.

Subsequent to the amendments to the Credit Agreement discussed above, the Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR, subject to a 0.75% floor plus margin of 2.00% per annum, or base rate with a 1.75% floor plus margin of 1.00% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum, with no base rate option available and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at April 2, 2017, the Company had borrowing availability of $472.3 million, net outstanding letters of credit of $24.7 million and a $1.5 million amount allocated to a foreign subsidiary.

The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. Additionally, as of April 2, 2017, we were in compliance with all other covenants under the Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

On October 20, 2016, the Company redeemed the remaining outstanding aggregate principal on the 6.375% Notes of $129.7 million with a make whole premium of $4.6 million recognized as interest expense for the six month period ended April 2, 2017 in connection with the issuance of the €425 million aggregate principal amount 4.00% unsecured notes due 2026 (the “4.00% Notes”) and repurchase of the 6.375% Notes on September 20, 2016. The Company recognized $1.9 million in interest expense for previously deferred debt issuance costs associated with the 6.375% notes.

NOTE 10 - DERIVATIVES

Cash Flow Hedges

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 2, 2017, the Company had a series of zinc and brass swap contracts outstanding through August 2018. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2.6 million, net of tax. The Company had the following commodity swap contracts outstanding as of April 2, 2017 and September 30, 2016.

	April 2, 2017		September 30, 2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	6.8 Tons	$15.7	6.7 Tons	$12.8
Brass swap contracts	1.4 Tons	$6.1	1.0 Tons	$4.0

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At April 2, 2017, the Company had a series of foreign exchange derivative contracts outstanding through September 2018. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2.2 million, net of tax. At April 2, 2017 and September 30, 2016, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $252.9 million and $224.8 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. The 4.00% Notes are denominated in Euros and were designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of April 2, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 2, 2017, the Company had a series of forward exchange contracts outstanding through December 2017. At April 2, 2017 and September 30, 2016, the Company had $202.4 million and $131.4 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At April 2, 2017, the Company had a series of commodity swaps outstanding through September 2017. The Company had the following commodity swaps outstanding as of April 2, 2017 and September 30, 2016:

	April 2, 2017		September 30, 2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	10.4 troy oz.	$0.2	31.0 troy oz.	$0.6

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	April 2, 2017	September 30, 2016
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$4.1	$2.9
Commodity swaps - designated as hedge	Deferred charges and other	0.2	—
Foreign exchange contracts - designated as hedge	Receivables—Other	4.1	$5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.1
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.4	0.2
Total Derivative Assets		$8.9	$8.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$—	$0.7
Interest rate swaps - designated as hedge	Accrued interest	—	0.4
Commodity swaps - designated as hedge	Accounts payable	0.1	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	1.3	1.7
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.2	0.1
Foreign exchange contracts - not designated as hedge	Accounts payable	0.6	0.2
Total Derivative Liabilities		$2.2	$3.2

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of April 2, 2017 and September 30, 2016.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of April 2, 2017 and September 30, 2016, there was no cash collateral outstanding. In addition, as of April 2, 2017 and September 30, 2016, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables in the Condensed Consolidated Statements of Financial Position.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 2, 2017 and April 3, 2016, pretax:

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
April 2, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.4)	Interest expense	$(0.7)	Interest expense	$—
Commodity swaps	2.4	Cost of goods sold	1.7	Cost of goods sold	—
Net investment hedge	(9.1)	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	(4.4)	Cost of goods sold	2.8	Cost of goods sold	—
Total	$(11.6)		$3.8		$—

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
April 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.7)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	1.8	Cost of goods sold	(1.6)	Cost of goods sold	—
Foreign exchange contracts	(6.6)	Cost of goods sold	2.8	Cost of goods sold	—
Total	$(5.5)		$0.7		$—

	Effective Portion
For the six month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
April 2, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.3)	Interest expense	$(1.0)	Interest expense	$—
Commodity swaps	3.8	Cost of goods sold	2.5	Cost of goods sold	—
Net investment hedge	23.3	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.1	Net sales	—	Net sales	—
Foreign exchange contracts	5.9	Cost of goods sold	7.1	Cost of goods sold	—
Total	$32.8		$8.6		$—

	Effective Portion
For the six month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
April 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.3)	Interest expense	$(1.0)	Interest expense	$—
Commodity swaps	0.8	Cost of goods sold	(3.0)	Cost of goods sold	—
Foreign exchange contracts	(0.1)	Net sales	—	Net sales	—
Foreign exchange contracts	(1.2)	Cost of goods sold	4.9	Cost of goods sold	—
Total	$(0.8)		$0.9		$—

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three and six month periods ended April 2, 2017 and April 3, 2016:

		Three Months Ended		Six Months Ended
(in millions)	Line Item	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Commodity swaps	Cost of goods sold	$—	$—	$0.1	$—
Foreign exchange contracts	Other non-operating expenses, net	(2.1)	2.9	(1.4)	0.8
Total		$(2.1)	$2.9	$(1.3)	$0.8

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 10, “Derivatives” for additional detail. The fair value of derivative instruments as of April 2, 2017 and September 30, 2016 are as follows:

	April 2, 2017		September 30, 2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$8.9	$8.9	$8.7	$8.7
Derivative Liabilities	$2.2	$2.2	$3.2	$3.2

The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The carrying value and fair value for debt as of April 2, 2017 and September 30, 2016 are as follows:

	April 2, 2017		September 30, 2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,780.8	$3,974.6	$3,620.2	$3,865.1
Total debt - SB/RH	$3,780.8	$3,974.6	$3,620.2	$3,865.1

NOTE 12 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three and six month periods ended April 2, 2017, and April 3, 2016 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Three month period ended
Service cost	$0.1	$0.1	$0.8	$0.7
Interest cost	0.6	0.7	1.0	1.5
Expected return on assets	(1.1)	(1.1)	(1.0)	(1.2)
Recognized net actuarial loss	0.4	0.1	1.0	0.4
Net periodic benefit cost	$—	$(0.2)	$1.8	$1.4
Six month period ended
Service cost	$0.2	$0.1	$1.7	$1.3
Interest cost	1.3	1.5	2.1	3.1
Expected return on assets	(2.2)	(2.2)	(2.0)	(2.4)
Recognized net actuarial loss	0.8	0.3	1.9	0.9
Net periodic benefit cost	$0.1	$(0.3)	$3.7	$2.9
Weighted average assumptions
Discount rate	3.50%	4.25%	1.00 - 13.50%	1.75 - 13.81%
Expected return on plan assets	7.00%	7.25%	2.25 - 7.00%	1.75 - 4.53%
Rate of compensation increase	N/A	N/A	1.00 - 3.70%	2.25 - 5.50%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three month periods ended April 2, 2017 and April 3, 2016, were $2.1 million and $2.3 million, respectively. Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the six month periods ended April 2, 2017 and April 3, 2016, were $3.4 million and $5.9 million, respectively.

NOTE 13 - SHARE BASED COMPENSATION

Share based compensation expense for SBH during the three month periods ended April 2, 2017 and April 3, 2016 was $14.3 million and $21.5 million respectively.  Share based compensation expense for SBH during the six month periods ended April 2, 2017 and April 3, 2016 was $23.0 million and $31.6 million respectively. The remaining unrecognized pre-tax compensation cost for SBH at April 2, 2017 was $43.9 million.

Share based compensation expense for SB/RH during the three month periods ended April 2, 2017 and April 3, 2016 was $13.5 million and $20.2 million respectively. Share based compensation expense for SB/RH during the six month periods ended April 2, 2017 and April 3, 2016 was $21.3 million and $28.8 million respectively. The remaining unrecognized pre-tax compensation cost for SB/RH at April 2, 2017 was $42.7 million.

During the six month period ended April 2, 2017, SBH and SB/RH granted 0.7 million and 0.6 million Restricted Stock Units (“RSUs”) respectively. The total market value of the RSUs on the dates of the grants was $87.5 million and $86.0 million for SBH and SB/RH respectively. The fair value of RSUs is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s RSUs during the six month period ended April 2, 2017 is as follows:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2016	0.6	94.97	$54.8	0.5	96.92	$45.3
Granted	0.7	126.96	87.5	0.6	126.81	86.0
Forfeited	—	116.13	(0.8)	—	116.13	(0.8)
Vested	(0.5)	109.09	(53.5)	(0.4)	112.13	(47.4)
At April 2, 2017	0.8	114.46	$88.0	0.7	116.08	$83.1

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of AOCI, net of tax, for the six month period ended April 2, 2017 was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Accumulated other comprehensive (loss) income, as of September 30, 2016	$(160.5)	$3.1	$(72.0)	$(229.4)
Other comprehensive (loss) income before reclassification	(27.9)	32.8	1.5	6.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8.6)	2.6	(6.0)
Other comprehensive (loss) income	(27.9)	24.2	4.1	0.4
Deferred tax effect	3.5	(9.7)	(1.1)	(7.3)
Deferred tax valuation allowance	—	—	—	—
Other comprehensive (loss) income, net of tax	(24.4)	14.5	3.0	(6.9)
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive (loss) income attributable to controlling interest	(24.2)	14.5	3.0	(6.7)
Accumulated other comprehensive (loss) income, as of April 2, 2017	$(184.7)	$17.6	$(69.0)	$(236.1)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended April 2, 2017 and April 3, 2016 were as follows:

	Three Month Period Ended		Six Month Period Ended
(in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Cost of goods sold	$0.8	$0.4	$1.6	$0.7
Selling expenses	0.2	0.1	0.4	0.2
General and administrative expenses	0.3	0.1	0.6	0.3
Amounts reclassified from accumulated other comprehensive income	$1.3	$0.6	$2.6	$1.2

See Note 10 “Derivatives”, for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 15 - INCOME TAXES

The effective tax rate for the three and six month periods ended April 2, 2017 and April 3, 2016 is as follows:

	Three Months Ended		Six Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
SBH	36.1%	(2.8)%	34.1%	2.6%
SB/RH	36.1%	9.8%	34.6%	9.1%

The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned outside the U.S. that is not permanently reinvested. For the three and six month periods ended April 3, 2016, the effective tax rate was reduced for the release of valuation allowance on U.S. net deferred tax assets. For the six month period ended April 3, 2016, the effective tax rate was also reduced by $5.9 million for non-recurring items related to the impact of tax law changes in state deferred tax rates on the Company’s net deferred tax liabilities.

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

Net sales relating to the segments for the three and six month periods ended April 2, 2017 and April 3, 2016 are as follows:

	SBH		SB/RH
Three month periods ended (in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Consumer batteries	$185.2	$178.2	$185.2	$178.2
Small appliances	123.6	138.3	123.6	138.3
Personal care	104.7	108.4	104.7	108.4
Global Batteries & Appliances	413.5	424.9	413.5	424.9
Hardware & Home Improvement	313.7	301.7	313.7	301.7
Global Pet Supplies	191.8	208.5	191.8	208.5
Home and Garden	131.9	155.0	131.9	155.0
Global Auto Care	119.0	119.5	119.0	119.5
Net sales	$1,169.9	$1,209.6	$1,169.9	$1,209.6

	SBH		SB/RH
Six month periods ended (in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Consumer batteries	$445.7	$430.8	$445.7	$430.8
Small appliances	310.0	328.2	310.0	328.2
Personal care	267.3	277.2	267.3	277.2
Global Batteries & Appliances	1,023.0	1,036.2	1,023.0	1,036.2
Hardware & Home Improvement	602.5	584.3	602.5	584.3
Global Pet Supplies	386.0	411.9	386.0	411.9
Home and Garden	181.7	202.7	181.7	202.7
Global Auto Care	188.5	193.3	188.5	193.3
Net sales	$2,381.7	$2,428.4	$2,381.7	$2,428.4

During the third quarter of the year ended September 30, 2016, the Company changed its performance metric to adjusted EBITDA to better reflect how the Chief Operating Decision Maker is currently evaluating the business and making operating decisions. All amounts for prior periods have been recast to reflect current presentation. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the three and six month periods ended April 2, 2017, other adjustments consist of professional fees associated with non-acquisition based strategic initiatives of the Company. During the three and six month periods ended April 3, 2016, other adjustments consists of costs associated with the exiting of a key executive, coupled with onboarding a key executive. The following is a reconciliation of net income to adjusted EBITDA for the three and six month periods ended April 2, 2017 and April 3, 2016, respectively:

	SBH		SB/RH
Three month periods ended (in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Global Batteries & Appliances	$59.9	$58.3	$59.9	$58.3
Hardware & Home Improvement	56.6	53.6	56.6	53.6
Global Pet Supplies	31.9	31.4	31.9	31.4
Home and Garden	35.6	44.2	35.6	44.2
Global Auto Care	45.4	48.6	45.4	48.6
Total Segment Adjusted EBITDA	229.4	236.1	229.4	236.1
Depreciation and amortization	47.6	44.7	47.6	44.7
Share-based compensation	14.3	21.5	13.5	20.2
Corporate expenses	9.3	6.5	9.2	6.3
Acquisition and integration related charges	5.1	13.3	5.1	13.3
Restructuring and related charges	8.2	1.6	8.2	1.6
Interest expense	50.6	57.5	50.7	57.5
Other	2.6	0.8	—	0.9
Income from operations before income taxes	$91.7	$90.2	$95.1	$91.6

	SBH		SB/RH
Six month periods ended (in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Global Batteries & Appliances	$168.9	$163.8	$168.9	$163.8
Hardware & Home Improvement	115.8	107.3	115.8	107.3
Global Pet Supplies	62.7	60.6	62.7	60.6
Home and Garden	41.3	51.3	41.3	51.3
Global Auto Care	65.2	67.8	65.2	67.8
Total Segment Adjusted EBITDA	453.9	450.8	453.9	450.8
Depreciation and amortization	93.7	91.4	93.7	91.4
Share-based compensation	23.0	31.6	21.3	28.8
Corporate expenses	19.5	14.1	19.2	13.5
Acquisition and integration related charges	9.2	23.2	9.2	23.2
Restructuring and related charges	11.5	2.8	11.5	2.8
Interest expense	106.4	115.9	106.7	115.9
Other	2.6	1.0	—	1.2
Income from operations before income taxes	$188.0	$170.8	$192.3	$174.0

NOTE 17 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended April 2, 2017 and April 3, 2016 are as follows:

	Three months ended		Six months ended

(in millions, except per share amounts)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Numerator
Net income attributable to controlling interest	$58.8	$92.6	$124.1	$166.2
Denominator
Weighted average shares outstanding - basic	58.8	59.4	59.1	59.3
Dilutive shares	0.2	0.1	0.2	0.1
Weighted average shares outstanding - diluted	59.0	59.5	59.3	59.4
Earnings per share
Basic earnings per share	$1.00	$1.56	$2.10	$2.80
Diluted earnings per share	$1.00	$1.55	$2.09	$2.79
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.4	0.4	0.4	0.4

NOTE 18 - GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2022 Indenture, the 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the condensed consolidated financial statements of SB/RH Holdings, LLC. The ‘Parent’ consists of the financial statements of Spectrum Brands, Inc. as the debt issuer, with SB/RH Holdings, LLC as a parent guarantor, without consolidated entities. SB/RH Holdings, LLC financial information is not presented separately as there are no independent assets or operations and therefore determined to not be material. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5.1	$0.1	$131.9	$—	$137.1
Trade receivables, net	190.7	132.0	205.8	—	528.5
Intercompany receivables	—	810.6	238.1	(1,048.7)	—
Other receivables	7.0	2.6	33.8	(0.6)	42.8
Inventories	383.0	186.5	287.0	(20.2)	836.3
Prepaid expenses and other	41.4	9.0	38.3	0.1	88.8
Total current assets	627.2	1,140.8	934.9	(1,069.4)	1,633.5
Property, plant and equipment, net	329.2	112.2	219.4	—	660.8
Long-term intercompany receivables	210.0	114.5	12.9	(337.4)	—
Deferred charges and other	210.6	0.9	42.3	(220.3)	33.5
Goodwill	912.1	1,154.5	407.2	—	2,473.8
Intangible assets, net	1,312.0	619.7	380.8	—	2,312.5
Investments in subsidiaries	3,562.6	1,287.9	(2.9)	(4,847.6)	—
Total assets	$7,163.7	$4,430.5	$1,994.6	$(6,474.7)	$7,114.1
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$13.3	$1.3	$20.4	$—	$35.0
Accounts payable	202.7	103.9	218.4	—	525.0
Intercompany accounts payable	1,056.9	—	—	(1,056.9)	—
Accrued wages and salaries	23.8	2.8	38.0	—	64.6
Accrued interest	37.2	—	—	—	37.2
Other current liabilities	65.1	15.5	94.1	(0.6)	174.1
Total current liabilities	1,399.0	123.5	370.9	(1,057.5)	835.9
Long-term debt, net of current portion	3,662.6	50.1	33.1	—	3,745.8
Long-term intercompany debt	11.7	200.6	116.7	(329.0)	—
Deferred income taxes	236.0	487.4	79.9	(225.8)	577.5
Other long-term liabilities	18.8	6.3	106.1	—	131.2
Total liabilities	5,328.1	867.9	706.7	(1,612.3)	5,290.4
Shareholder's equity:
Other capital	2,090.8	140.1	(963.3)	761.2	2,028.8
Accumulated (deficit) earnings	(18.4)	3,650.0	2,422.5	(6,072.5)	(18.4)
Accumulated other comprehensive (loss) income	(236.8)	(227.5)	(220.7)	448.9	(236.1)
Total shareholder's equity	1,835.6	3,562.6	1,238.5	(4,862.4)	1,774.3
Non-controlling interest	—	—	49.4	—	49.4
Total equity	1,835.6	3,562.6	1,287.9	(4,862.4)	1,823.7
Total liabilities and equity	$7,163.7	$4,430.5	$1,994.6	$(6,474.7)	$7,114.1

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder's equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated earnings (deficit)	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

Statement of Income		Guarantor	Nonguarantor
Three month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$579.7	$400.1	$585.3	$(395.2)	$1,169.9
Cost of goods sold	387.4	277.9	436.6	(391.3)	710.6
Restructuring and related charges	0.3	3.8	—		4.1
Gross profit	192.0	118.4	148.7	(3.9)	455.2
Selling	79.9	30.4	77.8	(0.7)	187.4
General and administrative	58.0	18.1	19.8	—	95.9
Research and development	9.7	2.1	3.3	—	15.1
Acquisition and integration related charges	3.6	0.2	1.3	—	5.1
Restructuring and related charges	2.3	1.5	0.3	—	4.1
Total operating expense	153.5	52.3	102.5	(0.7)	307.6
Operating income (loss)	38.5	66.1	46.2	(3.2)	147.6
Interest expense	44.5	4.1	2.1	—	50.7
Other non-operating (income) expense, net	(66.7)	(35.8)	(0.7)	105.0	1.8
Income from operations before income taxes	60.7	97.8	44.8	(108.2)	95.1
Income tax (benefit) expense	(0.1)	25.3	9.7	(0.6)	34.3
Net income (loss)	60.8	72.5	35.1	(107.6)	60.8
Net loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to controlling interest	$60.8	$72.5	$35.3	$(107.6)	$61.0

Statement of Income		Guarantor	Nonguarantor
Six month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,212.6	$592.8	$1,296.8	$(720.5)	$2,381.7
Cost of goods sold	805.0	415.4	967.6	(716.8)	1,471.2
Restructuring and related charges	0.3	4.9	0.1	—	5.3
Gross profit	407.3	172.5	329.1	(3.7)	905.2
Selling	161.2	51.4	165.7	(1.1)	377.2
General and administrative	106.7	32.3	44.3	—	183.3
Research and development	18.8	3.8	6.9	—	29.5
Acquisition and integration related charges	6.4	0.3	2.5	—	9.2
Restructuring and related charges	2.8	1.9	1.5	—	6.2
Total operating expense	295.9	89.7	220.9	(1.1)	605.4
Operating income	111.4	82.8	108.2	(2.6)	299.8
Interest expense	93.9	8.1	4.7	—	106.7
Other non-operating (income) expense, net	(127.6)	(81.2)	(1.6)	211.2	0.8
Income from operations before income taxes	145.1	155.9	105.1	(213.8)	192.3
Income tax expense	19.3	27.1	20.5	(0.4)	66.5
Net income (loss)	125.8	128.8	84.6	(213.4)	125.8
Net loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to controlling interest	$125.8	$128.8	$84.8	$(213.4)	$126.0

Statement of Income		Guarantor	Nonguarantor
Three month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$574.3	$409.3	$606.9	$(380.9)	$1,209.6
Cost of goods sold	393.6	276.9	454.6	(378.5)	746.6
Restructuring and related charges	—	—	0.2	—	0.2
Gross profit	180.7	132.4	152.1	(2.4)	462.8
Selling	80.6	29.8	79.6	(0.5)	189.5
General and administrative	55.2	18.1	20.9	—	94.2
Research and development	9.5	1.4	3.6	—	14.5
Acquisition and integration related charges	7.1	2.5	3.7	—	13.3
Restructuring and related charges	0.5	0.3	0.6	—	1.4
Total operating expense	152.9	52.1	108.4	(0.5)	312.9
Operating income (loss)	27.8	80.3	43.7	(1.9)	149.9
Interest expense	48.0	5.1	4.4	—	57.5
Other non-operating (income) expense, net	(80.8)	(44.9)	0.5	126.0	0.8
Income from operations before income taxes	60.6	120.1	38.8	(127.9)	91.6
Income tax (benefit) expense	(22.0)	28.5	6.7	(4.2)	9.0
Net income (loss)	82.6	91.6	32.1	(123.7)	82.6
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income (loss) attributable to controlling interest	$82.6	$91.6	$32.0	$(123.7)	$82.5

Statement of Income		Guarantor	Nonguarantor
Six month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,206.3	$600.2	$1,341.1	$(719.2)	$2,428.4
Cost of goods sold	829.7	412.8	997.6	(715.5)	1,524.6
Restructuring and related charges	—	—	0.3	—	0.3
Gross profit	376.6	187.4	343.2	(3.7)	903.5
Selling	156.6	50.8	170.1	(0.9)	376.6
General and administrative	107.2	32.7	38.8	—	178.7
Research and development	18.1	2.8	7.4	—	28.3
Acquisition and integration related charges	13.5	3.3	6.4	—	23.2
Restructuring and related charges	1.3	0.4	0.8	—	2.5
Total operating expense	296.7	90.0	223.5	(0.9)	609.3
Operating income (loss)	79.9	97.4	119.7	(2.8)	294.2
Interest expense	96.3	10.5	9.0	0.1	115.9
Other non-operating (income) expense, net	(152.8)	(92.1)	4.1	245.1	4.3
Income from operations before income taxes	136.4	179.0	106.6	(248.0)	174.0
Income tax (benefit) expense	(21.7)	24.7	17.0	(4.1)	15.9
Net income (loss)	158.1	154.3	89.6	(243.9)	158.1
Net income attributable to non-controlling interest	—	—	0.2	—	0.2
Net income (loss) attributable to controlling interest	$158.1	$154.3	$89.4	$(243.9)	$157.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$60.8	$72.5	$35.1	$(107.6)	$60.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	21.7	26.4	26.9	(53.3)	21.7
Unrealized (loss) gain on derivative instruments	(9.7)	(5.1)	(5.2)	10.3	(9.7)
Defined benefit pension (loss) gain	(0.3)	(0.4)	(0.3)	0.7	(0.3)
Other comprehensive income (loss)	11.7	20.9	21.4	(42.3)	11.7
Comprehensive income (loss)	72.5	93.4	56.5	(149.9)	72.5
Comprehensive income attributable to non-controlling interest	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to controlling interest	$72.5	$93.4	$56.4	$(149.9)	$72.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$125.8	$128.8	$84.6	$(213.4)	$125.8
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(24.4)	(23.5)	(23.0)	46.5	(24.4)
Unrealized gain (loss) on derivative instruments	14.5	(0.9)	(0.8)	1.7	14.5
Defined benefit pension gain (loss)	3.0	3.0	3.0	(6.0)	3.0
Other comprehensive (loss) income	(6.9)	(21.4)	(20.8)	42.2	(6.9)
Comprehensive income (loss)	118.9	107.4	63.8	(171.2)	118.9
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to controlling interest	$118.9	$107.4	$64.0	$(171.2)	$119.1

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$82.6	$91.6	$32.1	$(123.7)	$82.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	28.2	28.3	28.3	(56.6)	28.2
Unrealized (loss) gain on derivative instruments	(2.9)	(5.5)	(5.6)	11.1	(2.9)
Defined benefit pension (loss) gain	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Other comprehensive income (loss)	24.7	22.2	22.1	(44.3)	24.7
Comprehensive income (loss)	107.3	113.8	54.2	(168.0)	107.3
Comprehensive income attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$107.3	$113.8	$54.2	$(168.0)	$107.3

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$158.1	$154.3	$89.6	$(243.9)	$158.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	7.8	7.8	7.8	(15.7)	7.7
Unrealized gain (loss) on derivative instruments	0.7	(2.8)	(2.8)	5.7	0.8
Defined benefit pension gain (loss)	0.5	0.5	0.5	(1.0)	0.5
Other comprehensive income (loss)	9.0	5.5	5.5	(11.0)	9.0
Comprehensive income (loss)	167.1	159.8	95.1	(254.9)	167.1
Comprehensive loss attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to controlling interest	$167.1	$159.8	$95.2	$(254.9)	$167.2

Statement of Cash Flows		Guarantor	Nonguarantor
Six month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$171.4	$227.2	$211.8	$(597.7)	$12.7
Cash flows from investing activities
Purchases of property, plant and equipment	(22.5)	(10.8)	(18.0)	—	(51.3)
Proceeds from sales of property, plant and equipment	—	0.2	0.6	—	0.8
Other investing activities	—	(1.2)	—	—	(1.2)
Net cash used by investing activities	(22.5)	(11.8)	(17.4)	—	(51.7)
Cash flows from financing activities
Proceeds from issuance of debt	216.1	—	—	—	216.1
Payment of debt	(140.8)	—	(10.8)	—	(151.6)
Payment of debt issuance costs	(2.7)	—	—	—	(2.7)
Payment of cash dividends to parent	(152.5)	—	—	—	(152.5)
Advances related to intercompany transactions	(162.5)	(218.4)	(216.8)	597.7	—
Net cash (used) provided by financing activities	(242.4)	(218.4)	(227.6)	597.7	(90.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.0)	—	(4.0)
Net decrease in cash and cash equivalents	(93.5)	(3.0)	(37.2)	—	(133.7)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$5.1	$0.1	$131.9	$—	$137.1

Statement of Cash Flows		Guarantor	Nonguarantor
Six month period ended April 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(557.4)	$146.2	$(346.4)	$593.9	$(163.7)
Cash flows from investing activities				—
Purchases of property, plant and equipment	(20.1)	(6.4)	(12.2)	—	(38.7)
Proceeds from sales of property, plant and equipment	0.1	—	0.7	—	0.8
Net cash used by investing activities	(20.0)	(6.4)	(11.5)	—	(37.9)
Cash flows from financing activities
Proceeds from issuance of debt	188.9	—	—	—	188.9
Payment of debt	(47.0)	—	(1.1)	—	(48.1)
Payment of debt issuance costs	(1.6)	—	—	—	(1.6)
Payment of cash dividends to parent	(52.0)	—	—	—	(52.0)
Advances related to intercompany transactions	480.4	(147.5)	261.0	(593.9)	—
Net cash provided (used) by financing activities	568.7	(147.5)	259.9	(593.9)	87.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net decrease in cash and cash equivalents	(8.7)	(7.7)	(98.3)	—	(114.7)
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$4.3	$0.9	$128.0	$—	$133.2

NOTE 19 – SUBSEQUENT EVENT

On April 26, 2017, the Company entered into a definitive purchase agreement for the acquisition of Petmatrix LLC, a manufacturer and marketer of rawhide-free dog chews, with a cash purchase price of approximately $255 million.  The acquisition is expected to close by the end of May 2017 and will be integrated as part of our PET segment.

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

Business Overview

We are a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition of our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 16, “Segment Information” of Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for more information pertaining to segments. The following table summarizes the respective product types, brands, and regions for each of the segments:

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

On October 6, 2016, the Company entered into the first amendment to the credit agreement under its Term Loans, reducing the interest rate margins applicable to the USD Term Loan to adjusted LIBOR subject to a 0.75% floor plus margin of 2.50% per annum, or base rate with a 1.75% floor plus margin of 1.50% per annum. On March 6, 2017, the Company entered into a second amendment to the Credit Agreement expanding the overall capacity of the Revolver Facility to $700 million, reducing the interest rate margin to either adjusted LIBOR plus margin ranging from 1.75% to 2.25%, or base rate plus margin ranging from 0.75% to 1.25%, reducing the commitment fee to 35bps, and extending the maturity to March 2022.

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

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are the GAC Business Rationalization Initiative, which began in the three month period ended July 3, 2016 and anticipated to be incurred through September 30, 2017; and the HHI Distribution Center Consolidation, which began in the three month period ended April 2, 2017 and is anticipated to be incurred through December 31, 2019. See Note 4, “Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Non-GAAP Measurements

Our consolidated and segment results contain non-GAAP metrics such as organic net sales, and adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”). While we believe organic net sales and adjusted EBITDA are useful supplemental information, such adjusted results are not intended to replace our financial results in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and should be read in conjunction with those GAAP results.

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three and six month periods ended April 2, 2017 compared to net sales for the three and six month periods ended April 3, 2016, respectively:

	April 2, 2017
Three Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales April 3, 2016	Variance
Consumer batteries	$185.2	$2.0	$187.2	$178.2	$9.0	5.1%
Small appliances	123.6	3.5	127.1	138.3	(11.2)	(8.1%)
Personal care	104.7	2.0	106.7	108.4	(1.7)	(1.6%)
Global Batteries & Appliances	413.5	7.5	421.0	424.9	(3.9)	(0.9%)
Hardware & Home Improvement	313.7	(1.3)	312.4	301.7	10.7	3.5%
Global Pet Supplies	191.8	3.4	195.2	208.5	(13.3)	(6.4%)
Home and Garden	131.9	—	131.9	155.0	(23.1)	(14.9%)
Global Auto Care	119.0	0.1	119.1	119.5	(0.4)	(0.3%)
Total	$1,169.9	$9.7	$1,179.6	$1,209.6	(30.0)	(2.5%)

	April 2, 2017
Six Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Organic Net Sales	Net Sales April 3, 2016	Variance
Consumer batteries	$445.7	$6.5	$452.2	$430.8	$21.4	5.0%
Small appliances	310.0	10.9	320.9	328.2	(7.3)	(2.2%)
Personal care	267.3	5.7	273.0	277.2	(4.2)	(1.5%)
Global Batteries & Appliances	1,023.0	23.1	1,046.1	1,036.2	9.9	1.0%
Hardware & Home Improvement	602.5	(1.1)	601.4	584.3	17.1	2.9%
Global Pet Supplies	386.0	6.2	392.2	411.9	(19.7)	(4.8%)
Home and Garden	181.7	—	181.7	202.7	(21.0)	(10.4%)
Global Auto Care	188.5	0.2	188.7	193.3	(4.6)	(2.4%)
Total	$2,381.7	$28.4	$2,410.1	$2,428.4	(18.3)	(0.8%)

Adjusted EBITDA. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining the Company’s debt covenant. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) stock based compensation expense as it is a non-cash based compensation cost, see Note 13 “Share Based Compensation” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details; (2) acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 3 “Acquisition and Integration Charges” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details; (3) restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see

Note 4 “Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); (5) non-cash asset impairments or write-offs realized (when applicable); (6) and other adjustments as further discussed. During the three and six month period ended April 2, 2017, other adjustments consist of professional fees associated with non-acquisition based strategic initiatives of the Company. During the three and six month period ended April 3, 2016, other adjustments consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive. The following is a reconciliation of net income to adjusted EBITDA for the three and six month periods ended April 2, 2017 and April 3, 2016, respectively for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended April 2, 2017
Net income (loss)	$38.5	$44.0	$20.2	$31.4	$34.5	$(110.0)	$58.6
Income tax expense	—	—	—	—	—	33.1	33.1
Interest expense	—	—	—	—	—	50.6	50.6
Depreciation and amortization	19.1	9.2	10.2	4.2	4.9	—	47.6
EBITDA	57.6	53.2	30.4	35.6	39.4	(26.3)	189.9
Share based compensation	—	—	—	—	—	14.3	14.3
Acquisition and integration related charges	2.0	2.0	0.5	—	0.5	0.1	5.1
Restructuring and related charges	0.3	1.4	1.0	—	5.5	—	8.2
Other	—	—	—	—	—	2.6	2.6
Adjusted EBITDA	$59.9	$56.6	$31.9	$35.6	$45.4	$(9.3)	$220.1
Three Month Period Ended April 3, 2016
Net income (loss)	$39.1	$39.8	$18.4	$39.8	$39.1	$(83.5)	$92.7
Income tax (benefit) expense	—	—	—	—	—	(2.5)	(2.5)
Interest expense	—	—	—	—	—	57.5	57.5
Depreciation and amortization	17.6	8.7	10.7	3.8	3.9	—	44.7
EBITDA	56.7	48.5	29.1	43.6	43.0	(28.5)	192.4
Share based compensation	—	—	—	—	—	21.5	21.5
Acquisition and integration related charges	0.7	4.9	1.5	0.3	5.6	0.3	13.3
Restructuring and related charges	0.3	0.2	0.8	0.3	—	—	1.6
Other	0.6	—	—	—	—	0.2	0.8
Adjusted EBITDA	$58.3	$53.6	$31.4	$44.2	$48.6	$(6.5)	$229.6

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Six Month Period Ended April 2, 2017
Net income (loss)	$127.2	$92.4	$39.6	$33.1	$47.5	$(215.9)	$123.9
Income tax expense	—	—	—	—	—	64.1	64.1
Interest expense	—	—	—	—	—	106.4	106.4
Depreciation and amortization	37.6	18.1	20.9	8.2	8.9	—	93.7
EBITDA	164.8	110.5	60.5	41.3	56.4	(45.4)	388.1
Share based compensation	—	—	—	—	—	23.0	23.0
Acquisition and integration related charges	2.8	3.7	0.6	—	1.8	0.3	9.2
Restructuring and related charges	1.3	1.6	1.6	—	7.0	—	11.5
Other	—	—	—	—	—	2.6	2.6
Adjusted EBITDA	$168.9	$115.8	$62.7	$41.3	$65.2	$(19.5)	$434.4
Six Month Period Ended April 3, 2016
Net income (loss)	$126.8	$81.2	$34.3	$43.1	$47.9	$(166.9)	$166.4
Income tax expense	—	—	—	—	—	4.4	4.4
Interest expense	—	—	—	—	—	115.9	115.9
Depreciation and amortization	34.8	18.0	21.4	7.4	9.8	—	91.4
EBITDA	161.6	99.2	55.7	50.5	57.7	(46.6)	378.1
Share based compensation	—	—	—	—	—	31.6	31.6
Acquisition and integration related charges	1.0	7.8	3.3	0.5	10.1	0.5	23.2
Restructuring and related charges	0.6	0.3	1.6	0.3	—	—	2.8
Other	0.6	—	—	—	—	0.4	1.0
Adjusted EBITDA	$163.8	$107.3	$60.6	$51.3	$67.8	$(14.1)	$436.7

The following is a reconciliation of net income to adjusted EBITDA for the three and six month periods ended April 2, 2017 and April 3, 2016 for SB/RH:

SB/RH HOLDINGS, LLC (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended April 2, 2017
Net income (loss)	$38.5	$44.0	$20.2	$31.4	$34.5	$(107.8)	$60.8
Income tax expense	—	—	—	—	—	34.3	34.3
Interest expense	—	—	—	—	—	50.7	50.7
Depreciation and amortization	19.1	9.2	10.2	4.2	4.9	—	47.6
EBITDA	57.6	53.2	30.4	35.6	39.4	(22.8)	193.4
Share based compensation	—	—	—	—	—	13.5	13.5
Acquisition and integration related charges	2.0	2.0	0.5	—	0.5	0.1	5.1
Restructuring and related charges	0.3	1.4	1.0	—	5.5	—	8.2
Adjusted EBITDA	$59.9	$56.6	$31.9	$35.6	$45.4	$(9.2)	$220.2
Three Month Period Ended April 3, 2016
Net income (loss)	$39.1	$39.8	$18.4	$39.8	$39.1	$(93.6)	$82.6
Income tax expense	—	—	—	—	—	9.0	9.0
Interest expense	—	—	—	—	—	57.5	57.5
Depreciation and amortization	17.6	8.7	10.7	3.8	3.9	—	44.7
EBITDA	56.7	48.5	29.1	43.6	43.0	(27.1)	193.8
Share based compensation	—	—	—	—	—	20.2	20.2
Acquisition and integration related charges	0.7	4.9	1.5	0.3	5.6	0.3	13.3
Restructuring and related charges	0.3	0.2	0.8	0.3	—	—	1.6
Other	0.6	—	—	—	—	0.3	0.9
Adjusted EBITDA	$58.3	$53.6	$31.4	$44.2	$48.6	$(6.3)	$229.8

SB/RH HOLDINGS, LLC (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Six Month Period Ended April 2, 2017
Net income (loss)	$127.2	$92.4	$39.6	$33.1	$47.5	$(214.0)	$125.8
Income tax expense	—	—	—	—	—	66.5	66.5
Interest expense	—	—	—	—	—	106.7	106.7
Depreciation and amortization	37.6	18.1	20.9	8.2	8.9	—	93.7
EBITDA	164.8	110.5	60.5	41.3	56.4	(40.8)	392.7
Share based compensation	—	—	—	—	—	21.3	21.3
Acquisition and integration related charges	2.8	3.7	0.6	—	1.8	0.3	9.2
Restructuring and related charges	1.3	1.6	1.6	—	7.0	—	11.5
Adjusted EBITDA	$168.9	$115.8	$62.7	$41.3	$65.2	$(19.2)	$434.7
Six Month Period Ended April 3, 2016
Net income (loss)	$126.8	$81.2	$34.3	$43.1	$47.9	$(175.2)	$158.1
Income tax expense	—	—	—	—	—	15.9	15.9
Interest expense	—	—	—	—	—	115.9	115.9
Depreciation and amortization	34.8	18.0	21.4	7.4	9.8	—	91.4
EBITDA	161.6	99.2	55.7	50.5	57.7	(43.4)	381.3
Share based compensation	—	—	—	—	—	28.8	28.8
Acquisition and integration related charges	1.0	7.8	3.3	0.5	10.1	0.5	23.2
Restructuring and related charges	0.6	0.3	1.6	0.3	—	—	2.8
Other	0.6	—	—	—	—	0.6	1.2
Adjusted EBITDA	$163.8	$107.3	$60.6	$51.3	$67.8	$(13.5)	$437.3

Consolidated Results of Operations

The following is summarized consolidated results of operations for Spectrum Brands Holdings, Inc. for the three and six month periods ended April 2, 2017 and April 3, 2016 respectively:

	Three Month Period Ended				Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance		April 2, 2017	April 3, 2016	Variance
Net sales	$1,169.9	$1,209.6	$(39.7)	(3.3%)	$2,381.7	$2,428.4	$(46.7)	(1.9%)
Gross profit	455.2	462.8	(7.6)	(1.6%)	905.2	903.5	1.7	0.2%
Operating expenses	311.1	314.3	(3.2)	(1.0%)	610.0	612.5	(2.5)	(0.4%)
Interest expense	50.6	57.5	(6.9)	(12.0%)	106.4	115.9	(9.5)	(8.2%)
Income tax expense (benefit)	33.1	(2.5)	35.6	(1,424.0%)	64.1	4.4	59.7	1,356.8%
Net income	58.6	92.7	(34.1)	(36.8%)	123.9	166.4	(42.5)	(25.5%)

Net Sales. Net sales for the three month period ended April 2, 2017 decreased $39.7 million, or 3.3%, with a decrease in organic net sales of $30.0 million, or 2.5%. Net sales for the six month period ended April 2, 2017 decreased $46.7 million, or 1.9%, with a decrease in organic net sales of $18.3 million, or 0.8%. The following sets forth net sales by segment for the three and six month periods ended April 2, 2017 and April 3, 2016:

	Three Month Period Ended				Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance		April 2, 2017	April 3, 2016	Variance
Consumer batteries	$185.2	$178.2	$7.0	3.9%	$445.7	$430.8	$14.9	3.5%
Small appliances	123.6	138.3	(14.7)	(10.6%)	310.0	328.2	(18.2)	(5.5%)
Personal care	104.7	108.4	(3.7)	(3.4%)	267.3	277.2	(9.9)	(3.6%)
Global Batteries & Appliances	413.5	424.9	(11.4)	(2.7%)	1,023.0	1,036.2	(13.2)	(1.3%)
Hardware & Home Improvement	313.7	301.7	12.0	4.0%	602.5	584.3	18.2	3.1%
Global Pet Supplies	191.8	208.5	(16.7)	(8.0%)	386.0	411.9	(25.9)	(6.3%)
Home & Garden	131.9	155.0	(23.1)	(14.9%)	181.7	202.7	(21.0)	(10.4%)
Global Auto Care	119.0	119.5	(0.5)	(0.4%)	188.5	193.3	(4.8)	(2.5%)
Net Sales	$1,169.9	$1,209.6	(39.7)	(3.3%)	$2,381.7	$2,428.4	(46.7)	(1.9%)

The following sets forth the principle components of change in net sales from the three and six month periods ended April 3, 2016 to the three and six month period ended April 2, 2017:

(in millions)	Three Month Period Ended	Six Month Period Ended
Net Sales for the periods ended April 3, 2016	$1,209.6	$2,428.4
Increase in consumer batteries	9.0	21.4
Increase in hardware & home improvement	10.7	17.1
Decrease in personal care	(1.7)	(4.2)
Decrease in global auto care	(0.4)	(4.6)
Decrease in home appliances	(11.2)	(7.3)
Decrease in global pet supplies	(13.3)	(19.7)
Decrease in home & garden	(23.1)	(21.0)
Foreign currency impact, net	(9.7)	(28.4)
Net Sales for the periods ended April 2, 2017	$1,169.9	$2,381.7

Gross Profit. For the three month period ended April 2, 2017 gross profit decreased $7.6 million, attributable to a reduction in in net sales offset by gross margin improvement. Gross profit margin increased to 38.9% from 38.3% due to a shift to higher margin product sales, the exit of low-margin product sales and continuing cost improvement initiatives.  For the six month period ended April 2, 2017, gross profit increased $1.7 million attributable to an increase in gross profit margin. Gross profit margin increased from to 38.0% from 37.2% primarily due to a shift to higher margin product sales, the exit of low-margin product sales and continuing cost improvement initiatives.

Operating Expenses. Operating expenses for the three month period ended April 2, 2017 decreased $3.2 million primarily due to the decrease in acquisition & integration related charges of $8.2 million from lower integration activity, offset by increased restructuring and related charges of $2.7 million for restructuring initiatives previously discussed. Operating expenses for the six month period ended April 2, 2017 decreased $2.5 million primarily due to the decrease in acquisition and integration related charges of $14.0 million due to lower integration activity, partially offset by an increase in restructuring and related charges of $3.7 million for restructuring initiatives previously discussed and an increase in general and administrative expenses of $6.0 million. See Note 3, “Acquisitions and Integration Costs” and Note 4, “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense for the three month period ended April 2, 2017 decreased $6.9 million, or 12.0%, directly due to the refinancing activity previously discussed. Interest expense for the six month period ended April 2, 2017 decreased $9.5 million, or 8.2%, due to the refinancing activity previously discussed.

Income Taxes. Our effective tax rate was 36.1% for the three month period ended April 2, 2017 compared to (2.8)% for the three month period ended April 3, 2016. Our effective tax rate was 34.1% for the six month period ended April 2, 2017 compared to 2.6% for the six month period ended April 3, 2016. Our estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned outside the U.S. that is not permanently reinvested. For the three and six month periods ended April 3, 2016, the effective tax rate was reduced for the release of valuation allowance on U.S. net deferred tax assets. For the six month period ended April 3, 2016, the effective tax rate was also reduced by $5.9 million for non-recurring items related to the impact of tax law changes in state deferred tax rates on the Company’s net deferred tax liabilities.

Segment Financial Data

Global Batteries & Appliances

	Three Month Period Ended					Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance			April 2, 2017	April 3, 2016	Variance
Net sales	$413.5	$424.9	$(11.4)		(2.7%)	$1,023.0	$1,036.2	$(13.2)		(1.3%)
Operating income	38.4	38.9	(0.5)		(1.3%)	127.1	128.8	(1.7)		(1.3%)
Operating income margin	9.3%	9.2%	10	bps		12.4%	12.4%	—	bps
Adjusted EBITDA	59.9	58.3	1.6		2.7%	168.9	163.8	5.1		3.1%
Adjusted EBITDA margin	14.5%	13.7%	80	bps		16.5%	15.8%	70	bps

Net sales decreased $11.4 million, or 2.7%, for the three month period ended April 2, 2017 with a decrease in organic net sales of $3.9 million, or 0.9%. Net sales decreased $13.2 million, or 1.3%, for the six month period ended April 2, 2017 with an increase in organic net sales of $9.9 million, or 1.0%.

Net sales in consumer batteries increased $7.0 million, or 3.9%, for the three month period ended April 2, 2017, with an organic net sales increase of $9.0 million, or 5.1%, due to an increase in EMEA of $7.0 million from promotional sales of branded alkaline batteries plus expansion with new and existing customers for both branded alkaline and specialty batteries; an increase in NA of $2.5 million due to branded alkaline and specialty batteries volume growth with a  key retailer, partially offset with reduced retail inventory on lighting products; an increase in APAC of $0.3 million and a decrease in LATAM of $0.8 million.

Net sales in consumer batteries increased $14.9 million, or 3.5%, for the six month period ended April 2, 2017, with an organic net sales increase of $21.4 million, or 5.0%, due to an increase in EMEA of $18.2 million from promotional sales of branded alkaline batteries, plus expansion with new and existing customers for both branded alkaline and specialty batteries; an increase in NA of $2.0 million due to branded alkaline and specialty batteries volume growth with a  key retailer and specialty batteries previously discussed coupled with strong holiday point of sale (“POS”) on branded alkaline batteries, partially offset by discontinued private label business and reduced retail inventory on lighting products; an increase in APAC of $1.8 million and a decrease in LATAM of $0.6 million.

Net sales in small appliances decreased $14.7 million, or 10.6%, for the three month period ended April 2, 2017, with an organic net sales decrease of $11.2 million, or 8.1%, due to a decrease in NA of $5.5 million from declines in POS due to category softness retailer inventory reductions and competitor promotions, partially offset by sales growth through e-commerce channels; decreases in EMEA of $4.8 million from Brexit-related market softness in the UK; and decrease in LATAM and APAC of $0.8 million and $0.1 million, respectively.

Net sales in small appliances decreased $18.2 million, or 5.5%, for the six month period ended April 2, 2017, with an organic net sales decrease of $7.3 million, or 2.2%, due to an increase in NA of $3.2 million from incremental product listings and volumes with key retailers, promotional sales and expansion in other distribution channels including e-commerce, partially offset by declines in POS and lost distribution discussed above; a decrease in EMEA of $3.9 million from Brexit-related market softness in the UK; a decrease in LATAM of $4.0 million for lower promotion activity and a decrease in APAC of $2.6 million from lower POS within the region.

Net sales in personal care decreased $3.7 million, or 3.4%, for the three month period ended April 2, 2017, with an organic net sales decrease of $1.7 million, or 1.6%, due to decreases in NA and EMEA of $2.5 million and $0.8 million, respectively, due to softer category POS, retail inventory reductions and competitor promotions; offset by increases in LATAM and APAC of $0.8 million and $0.8 million, respectively, from promotional sales and market expansion.

Net sales in personal care decreased $9.9 million, or 3.6%, for the six month period ended April 2, 2017, with an organic net sales decrease of $4.2 million, or 1.5%, due to decreases in NA of $7.7 million due to softer category POS, retail inventory reductions and competitor promotions; offset by increases in EMEA of $2.0 million from promotional sales and market expansion; and increases in APAC and LATAM of $1.2 million and $0.1 million, respectively.

Operating income in the three month period ended April 2, 2017 decreased $0.5 million, with an increase in operating margin of 10 bps from the decrease in sales volumes, increases in restructuring and integration related costs, and non-recurring costs of $4.6 million primarily associated with bad debt from retail customer bankruptcy and legal expenses during the period; offset by product mix improvement and cost improvement. Adjusted EBITDA in the three month period ended April 2, 2017 increased $1.6 million and the adjusted EBITDA margin improved 80 bps due to product mix improvement and cost improvement offsetting the decrease in sales volumes.

Operating income in the six month period ended April 2, 2017 decreased $1.7 million from a decrease in sales volumes, negative foreign currency, increases in restructuring and integration related costs, offset by product mix improvement and cost improvement resulting in consistent operating income margin between periods. Adjusted EBITDA in the six month period ended April 2, 2017 increased $5.1 million and the adjusted EBITDA margin improved 70 bps driven by product mix improvement and cost improvement offsetting the decrease in net sales discussed above, nonrecurring costs of $2.9 million primarily associated with bad debt from retail customer bankruptcy and legal expenses during the period, and $12.8 million of negative foreign currency.

Hardware & Home Improvement

	Three Month Period Ended					Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance			April 2, 2017	April 3, 2016	Variance
Net sales	$313.7	$301.7	$12.0		4.0%	$602.5	$584.3	$18.2		3.1%
Operating income	45.5	40.5	5.0		12.3%	92.3	81.6	10.7		13.1%
Operating income margin	14.5%	13.4%	110	bps		15.3%	14.0%	130	bps
Adjusted EBITDA	56.6	53.6	3.0		5.6%	115.8	107.3	8.5		7.9%
Adjusted EBITDA margin	18.0%	17.8%	20	bps		19.2%	18.4%	80	bps

Net sales increased $12.0 million, or 4.0%, for the three month period ended April 2, 2017 while organic net sales increased $10.7 million, or 3.5%, attributable to increases in security and locksets of $6.4 million from increased volumes through the introduction of new products with key retailers, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels, partially offset by the exit of lower margin business; the increase in plumbing of $4.3 million through introduction of new products with key retailers; and a marginal increase in hardware. Overall, net sales for the three month period ended April 2, 2017 was adversely impacted by $4.0 million due to product exits that were primarily associated with branded product that was transitioned under a third party license arrangement.

Net sales increased $18.2 million, or 3.1%, for the six month period ended April 2, 2017 while organic net sales increased $17.1 million, or 2.9%, attributable to increases in security and locksets of $13.6 million from increased volumes through the introduction of new products with key retailers, promotional sales through e-commerce channels, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels, partially offset by the exit of lower margin business; increase in plumbing of $4.1 million through introduction of new products with key retailers, and decrease in hardware of $0.6 million driven by exit of lower margin business offset by incremental retail volumes and new product introduction. Overall, net sales for the six month period ended April 2, 2017 was adversely impacted by $8.0 million due to product exits that were primarily associated with branded product that was transitioned under a third party license arrangement.

Operating income in the three month period ended April 2, 2017 increased $5.0 million with an operating income margin increase of 110 bps due to increase in sales volumes with cost improvements and lower integration related charges during the period. Adjusted EBITDA in the three month period ended April 2, 2017 increased $3.0 million with an adjusted EBITDA margin increase of 20 bps due to the increase in sales volumes with cost improvements.

Operating income in the six month period ended April 2, 2017 increased $10.7 million with an operating income margin increase of 130 bps due to increase in sales volumes with cost improvements and lower integration related charges for the period. Adjusted EBITDA in the six month period ended April 2, 2017 increased $8.5 million with adjusted EBITDA margin increase of 80 bps due to the increase in sales volumes with cost improvements.

Global Pet Supplies

	Three Month Period Ended					Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance			April 2, 2017	April 3, 2016	Variance
Net sales	$191.8	$208.5	$(16.7)		(8.0%)	$386.0	$411.9	$(25.9)		(6.3%)
Operating income	20.1	18.6	1.5		8.1%	39.6	34.8	4.8		13.8%
Operating income margin	10.5%	8.9%	160	bps		10.3%	8.4%	190	bps
Adjusted EBITDA	31.9	31.4	0.5		1.6%	62.7	60.6	2.1		3.5%
Adjusted EBITDA margin	16.6%	15.1%	150	bps		16.2%	14.7%	150	bps

Net sales decreased $16.7 million, or 8.0%, for the three month period ended April 2, 2017, with a decrease in organic net sales of $13.3 million, or 6.4%, driven by decreases in companion animal and pet food of $6.7 million and aquatics of $6.6 million. The decrease in companion animal and pet food is due to a decrease in EMEA of $7.4 million from lower distribution of branded companion animal products and a reduction of $4.5 million for the acceleration of the exit of a pet food tolling agreement; partially offset by an increase in NA of $0.3 million from channel expansion of Nature’s Miracle products, despite exiting of low margin private label product reducing net sales by $2.2 million; and increases in LATAM and APAC of $0.1 million and $0.3 million, respectively. The decrease in aquatics is due to a decrease in NA of $4.5 million driven by soft category POS and lower retailer inventory; a decrease in EMEA of $1.7 million driven by deferred sales due to weather; and a decrease of $0.4 million in APAC.

Net sales decreased $25.9 million, or 6.3% for the six month period ended April 2, 2017, with decrease in organic net sales of $19.7 million, or 4.8%, driven by lower sales in companion animal and pet food of $15.5 million and aquatics of $4.2 million. The decrease in companion animal sales is due to a decrease in EMEA of $12.1 million from lower distribution of branded companion animal products and a reduction of $5.1 million for the acceleration of the exit of a pet food tolling agreement, partially offset by promotional activity during the period; a decrease in NA of $4.0 million from reduced listings and retail inventory with key pet retailers, increased competition and low-margin product exits of $4.3 million, offset by channel expansion of Nature’s Miracle product; partially offset by an increase in APAC and LATAM of $0.4 million and $0.2 million, respectively. The decrease in aquatics is due to a decrease in NA of $4.5 million driven by soft category POS and lower retailer inventory; marginal increase in EMEA of $1.0 million due to promotional sales offset by deferred sales due to weather; and decrease in APAC of $0.7 million.

Operating income increased $1.5 million for the three month period ended April 2, 2017, and an increase in operating income margin of 160 bps driven by product mix, expense management and a  decrease in integration related charges offsetting the lower sales volumes. Adjusted EBITDA in the three month period ended April 2, 2017 increased $0.5 million with adjusted EBITDA margin increase of 150 bps due to improved product mix and expense management offsetting lower sales volumes.

Operating income increased $4.8 million for the six month period ended April 2, 2017, and an increase in operating income margin of 190 bps driven by cost improvements, improved product mix, expense management, and a  decrease in integration related charges, offset by increased depreciation and decrease in sales volume. Adjusted EBITDA in the six month period ended April 2, 2017 increased $2.1 million and adjusted EBITDA margin increased 150 bps due to cost improvements, improved product mix, and expense management to offset the decrease in sales volumes.

Home and Garden

	Three Month Period Ended					Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance			April 2, 2017	April 3, 2016	Variance
Net sales	$131.9	$155.0	$(23.1)		(14.9%)	$181.7	$202.7	$(21.0)		(10.4%)
Operating income	31.5	39.8	(8.3)		(20.9%)	33.1	43.1	(10.0)		(23.2%)
Operating income margin	23.9%	25.7%	(180)	bps		18.2%	21.3%	(310)	bps
Adjusted EBITDA	35.6	44.2	(8.6)		(19.5%)	41.3	51.3	(10.0)		(19.5%)
Adjusted EBITDA margin	27.0%	28.5%	(150)	bps		22.7%	25.3%	(260)	bps

Net sales for the three month period ended April 2, 2017 decreased $23.1 million, or 14.9%, attributable to lower sales in lawn & garden controls and repellents of $10.1 million and $12.0 million, respectively, due to timing of seasonal inventory sales, reduction in distribution from retail inventory management initiatives, and higher demand driven by Zika concerns in the prior period; and a decrease in household insect controls of $1.0 million.

Net sales for the six month period ended April 2, 2017 decreased $21.0 million, or 10.4%, attributable to lower sales in lawn & garden controls and repellents of $11.0 million and $12.5 million, respectively, due to timing of seasonal inventory sales, inventory management initiatives at retailers and higher demand in prior period discussed above; partially offset by increase in household insect control products of $2.5 million driven by stronger POS at major retailers.

Operating income for the three month period ended April 2, 2017 decreased $8.3 million with a decline in operating income margin of 180 bps primarily from lower sales volumes and timing associated with manufacturing operating expenses, incremental marketing costs for new product launches and channel expansion and lower restructuring and integration related charges. Adjusted EBITDA in the three month period ended April 2, 2017 decreased $8.6 million primarily with adjusted EBITDA margin decrease of 150 bps due to the lower sales volumes, incremental marketing costs for new product launches and channel expansion.

Operating income for the six month period ended April 2, 2017 decreased $10.0 million with a decline in operating income margin of 310 bps from lower sales volumes, incremental marketing costs for new product launches and channel expansion and lower restructuring and integration related charges. Adjusted EBITDA in the six month period ended April 2, 2017 decreased $10.0 million with a decline in adjusted EBITDA margin of 260 bps from lower sales volumes and incremental marketing costs for new product launches and channel expansion.

Global Auto Care

	Three Month Period Ended					Six Month Period Ended
(in millions, except %)	April 2, 2017	April 3, 2016	Variance			April 2, 2017	April 3, 2016	Variance
Net sales	$119.0	$119.5	$(0.5)		(0.4%)	$188.5	$193.3	$(4.8)		(2.5%)
Operating income	34.5	38.9	(4.4)		(11.3%)	47.6	48.6	(1.0)		(2.1%)
Operating income margin	29.0%	32.6%	(360)	bps		25.3%	25.1%	20	bps
Adjusted EBITDA	45.4	48.6	(3.2)		(6.6%)	65.2	67.8	(2.6)		(3.8%)
Adjusted EBITDA margin	38.2%	40.7%	(250)	bps		34.6%	35.1%	(50)	bps

Net sales for the three month period ended April 2, 2017 decreased $0.5 million, or 0.4%, with a decrease in organic net sales of $0.4 million, or 0.3%, primarily due to lower auto appearance products of $3.8 million due to cooler weather conditions; partially offset by an increase in refrigerant products of $2.9 million from implemented price increases in response to product cost increases; and a marginal increase in licensing and auto performance products.

Net sales for the six month period ended April 2, 2017 decreased $4.8 million, or 2.5%, with a  decrease in organic net sales of $4.6 million, or 2.4%, primarily driven by the cooler weather conditions discussed above and marginal increases in refrigerant from price increases and auto performance products.

Operating income decreased for the three month period ended April 2, 2017 by $4.4 million with an operating income margin decrease of 360 bps due to the decrease in sales volumes, higher marketing costs for new product introductions, and increased depreciation; offset by improved product mix. Adjusted EBITDA decreased $3.2 million for the three month period ended April 2, 2017 with an adjusted EBITDA margin decrease of 250 bps from a  decrease in sales volumes, higher marketing costs for new product introductions; partially offset by improved product mix.

Operating income decreased for the six month period ended April 2, 2017 by $1.0 million, with an operating income margin increase of 20 bps from a  decrease in sales volumes, higher marketing costs for new product introductions; offset by improved product mix coupled with decrease in integration related charges. Adjusted EBITDA decreased $2.6 million for the six month period ended April 2, 2017 with an adjusted EBITDA margin decrease of 50 bps from a  decrease in sales volumes, higher marketing costs for new product introductions; offset by improved product mix.

Liquidity and Capital Resources

Operating Activities

The following is a summary of the Company’s cash flows for the six month periods ended April 2, 2017 and April 3, 2016:

	SBH		SB/RH
(in millions)	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Net cash provided (used) by operating activities	$30.1	$(144.5)	$12.7	$(163.7)
Net cash used by investing activities	$(51.7)	$(37.9)	$(51.7)	$(37.9)
Net cash (used) provided by financing activities	$(112.5)	$68.1	$(90.7)	$87.2
Effect of exchange rate changes on cash and cash equivalents	$(4.0)	$(0.3)	$(4.0)	$(0.3)

Spectrum Brands Holdings, Inc.

Net cash provided (used) by operating activities

The $174.6 million increase in cash provided by operating activities for the six month period ended April 2, 2017 was attributable to (i) incremental cash generated from the segment operations of $167.1 million; including cash contributed by working capital of $164.0 million, primarily from decreases of receivables and inventory due to working capital management initiatives; (ii) decrease in cash paid for interest of $23.4 million due to a reduction in annualized interest costs, (iii) $13.5 million decrease in cash paid for restructuring and integration related costs and (iv) a decrease in cash paid for income taxes of $4.9 million; partially offset by (i) cash paid to Stanley Black and Decker of $23.2 million as a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013, (iii) increased corporate expenditures of $5.5 million and (iv) non-recurring financing cost of $5.6 million associated with a premium on redemption of 6.375% Note and costs for re-pricing the USD Term Loan

Net cash used by investing activities

The $13.8 million increase in cash used by investing activities during the six month period ended April 2, 2017 was primarily attributable to an increase in purchases of property, plant and equipment of $12.6 million.

Net cash (used) provided by financing activities

Net cash used by financing activities of $112.5 million for the six month period ended April 2, 2017 consisted of (i) $216.1 million net proceeds from the Revolver Facility and other notes; (ii) $151.6 million of payments on debt, including $129.7 million for the redemption of the 6.375% Notes; (iii) payment of debt issuance costs of $2.7 million; (iv) cash dividends of $47.3 million; (v) treasury stock purchase of $103.1 million; and (vi) $23.9 million of share-based tax withholdings of employees for vested stock awards.

Net cash provided by financing activities of $68.1 million for the six month period ended April 3, 2016 consisted of (i) $175.0 million net proceeds from the Revolver Facility; (ii) $13.3 million of payments on debt; (iii) payment of debt issuance costs of $1.6 million; (iv) cash dividends of $42.0 million; (v) treasury stock purchases of $40.2 million; and (vi) $9.8 million of share-based tax withholdings of employees for vested stock awards, net of proceeds upon vesting.

SB/RH Holdings, LLC

Net cash used by operating activities

The $176.4 million decrease in cash used by operating activities from SB/RH Holdings, LLC for the six month period ended April 2, 2017, was primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash used by investing activities

The $13.8 million increase in cash used by investing activities from SB/RH Holdings, LLC for the six month period ended April 2, 2017, was primarily attributable to the Spectrum Brands Holdings, Inc. factors discussed above.

Net cash provided by financing activities

Net cash used by financing activities of $90.7 million for the six month period ended April 2, 2017 consisted of (i) $216.1 million net proceeds from the Revolver Facility and other notes; (ii) $151.6 million payments on debt; (iii) payment of debt issuance costs of $2.7 million; and (iv) cash dividends to parent of $152.5 million.

Net cash provided by financing activities of $87.2 million for the six month period ended April 3, 2016 consisted of (i) $188.9 million net proceeds from the Revolver Facility; (ii) $48.1 million of payments on debt; (iii) payment of debt issuance costs of $1.6 million; and (iv) cash dividends to parent of $52.0 million.

Capital Expenditures

Capital expenditures for the Company totaled $51.3 million and $38.7 million for the six month periods ended April 2, 2017, and April 3, 2016, respectively. The increase in capital expenditures is associated with incremental investment capacity expansion and cost reduction projects.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $93.7 million and $91.4 million for the six months ended April 2, 2017, and April 3, 2016, respectively.

Indebtedness

Refer to Note 9 to the Condensed Consolidated Financial Statements, “Debt”, included elsewhere in this Quarterly Report for additional information. At April 2, 2017, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

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

Equity

During the six month period ended April 2, 2017, SBH granted 0.7 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $87.5 million, which represented unearned share based compensation. Such unearned compensation is recognized as expense over the appropriate vesting period. See Note 13, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization was effective for 36 months. During the six month period ended April 2, 2017, SBH repurchased 0.8 million shares. On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018. As of April 2, 2017 there has been no activity on the $500 million common stock repurchase program.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early adoption available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists. The ASU can be applied using a modified retrospective approach, with optional practical expedients that entities may elect to apply, relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption available. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available to us in the first quarter of the year ending September 30, 2018. The net periodic benefit cost for the year ended September 30, 2016 was $4.5 million, of which the service cost component was $2.9 million and other components were $1.6 million. The net periodic benefit cost for the year ending September 30, 2017 will be $7.6 million, of which the service cost component is $3.9 million and other cost components are $3.8 million.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The ASU must be applied on a prospective basis and will become effective for us beginning in the first quarter of the year ended September 30, 2021, with early adoption available. We chose to adopt the standard immediately with no impact to the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There have been no material changes in the Company’s market risk during the six month period ended April 2, 2017. For additional information, refer to Note 9 “Debt”, and Note 10 “Derivatives”, to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the six month period ended April 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the six month period ended April 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks related to the impact on foreign trade agreements and relations from the current administration.

Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”). The current administration has expressed its desire to modify NAFTA and has already taken action against the Trans Pacific Partnership Agreement (“TPPA”), which have the ability to impact our business on a macro level in terms of demand for American built products, as well as affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S. The current administration has also indicated that imports from China and Mexico, as well as other countries with which the U.S. runs a trade deficit, may be subject to an import tax. We source many products for certain segments of the Company from Mexico, China and other Asian countries. Media and political reactions in the affected countries could potentially impact the ability of the Company’s operations in those countries. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.

The announcement of the referendum regarding the United Kingdom’s (“UK”) membership in the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, and subsequent notification of intention to withdraw given on March 29, 2017, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the US Dollar could have a significant negative effect on the Company’s business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect us.

The intention to withdraw begins a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. Negotiations will commence to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others we cannot anticipate, Transactions between the UK and the EU, as well as the UK and non-EU countries, such as the United States will be affected because the UK currently operated under the EU’s tax treaties. The UK will need to negotiate its own tax treaties with countries all over the world, which could take years to complete. While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the EU, as well as expected changes in tax laws or regulations which could materially and adversely affect our business, business opportunities, results of operations, financial condition, liquidity and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 2, 2017, we did not sell any equity securities that were not registered under the Securities Act. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization was effective for 36 months. The following table reflects all shares repurchased within the common stock repurchase program.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2016	580,087	$96.26	580,087	$244,159,304
October 1 to October 30, 2016	25,196	135.10	25,196	240,755,272
October 31 to November 27, 2016	46,004	129.43	46,004	234,801,082
November 28, 2016 to January 1, 2017	731,081	119.95	731,081	147,110,865
Quarter ended January 1, 2017	802,281	$120.97	802,281	$147,110,865
January 2 to January 24, 2017	44,550	122.38	44,550	141,658,819
Period ended January 24, 2017	846,831	$121.04	846,831	$141,658,819

On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018. As of April 2, 2017 there has been no activity on the $500 million common stock repurchase program.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2017
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2017
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 4.1

Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Holdings, Inc. on February 1, 2017 (File No. 333-215850)).

Exhibit 4.2

Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Holdings, Inc. on February 1, 2017 (File No. 333-215850)).

Exhibit 4.3

Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on February 1, 2017 (File No. 333-215850)).

Exhibit 10.1

Second Amendment dated as of March 6, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Spectrum Brands Holdings, Inc. on March 6, 2017 (File No. 001-34757)).

Exhibit 10.2

Third Amendment dated as of April 7, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, Royal Bank of Canada, as arranger of the Third Amendment, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on April 7, 2017 (File No. 001-34757)).

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