Form 10-Q
period 2017-07-02
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2017-08-01
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

As of July 28, 2017, there were outstanding 58,043,152 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

•	changes in consumer spending preferences and demand for our products;
•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;
•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;
•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);
•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;
•	the impact of pending or threatened litigation;
•	the impact of cyber security breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	government regulations;
•	the seasonal nature of sales of certain of our products;
•	the effects of climate change and unusual weather activity;
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and
•	the special committee’s exploration of strategic alternatives and the terms of any strategic transaction, if any.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

July 2, 2017 and September 30, 2016

(in millions, unaudited)

	July 2, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$109.9	$275.3
Trade receivables, net	616.1	482.6
Other receivables	42.2	55.6
Inventories	843.7	740.6
Prepaid expenses and other current assets	94.1	78.8
Total current assets	1,706.0	1,632.9
Property, plant and equipment, net	675.1	542.1
Deferred charges and other	65.3	43.2
Goodwill	2,621.3	2,478.4
Intangible assets, net	2,453.4	2,372.5
Total assets	$7,521.1	$7,069.1
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$33.9	$164.0
Accounts payable	557.6	580.1
Accrued wages and salaries	68.9	122.9
Accrued interest	45.5	39.3
Other current liabilities	199.2	189.3
Total current liabilities	905.1	1,095.6
Long-term debt, net of current portion	4,066.7	3,456.2
Deferred income taxes	583.9	532.7
Other long-term liabilities	150.2	140.6
Total liabilities	5,705.9	5,225.1
Commitments and contingencies (Note 16)
Shareholders' equity:
Common Stock	0.6	0.6
Additional paid-in capital	2,126.2	2,073.6
Accumulated earnings	191.9	63.6
Accumulated other comprehensive loss, net of tax	(238.1)	(229.4)
Treasury stock, at cost	(274.2)	(108.3)
Total shareholders' equity	1,806.4	1,800.1
Noncontrolling interest	8.8	43.9
Total equity	1,815.2	1,844.0
Total liabilities and equity	$7,521.1	$7,069.1

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three and nine month periods ended July 2, 2017 and July 3, 2016

(in millions, except per share figures, unaudited)

	Three Months Ended		Nine Months Ended

	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$1,303.9	$1,361.5	$3,685.6	$3,790.0
Cost of goods sold	819.3	830.8	2,290.6	2,355.5
Restructuring and related charges	11.2	0.1	16.5	0.4
Gross profit	473.4	530.6	1,378.5	1,434.1
Selling	199.5	201.7	576.6	578.3
General and administrative	85.8	94.2	273.7	276.2
Research and development	14.5	14.6	44.0	42.9
Acquisition and integration related charges	5.8	8.0	15.0	31.2
Restructuring and related charges	10.0	5.4	16.2	7.8
Total operating expenses	315.6	323.9	925.5	936.4
Operating income	157.8	206.7	453.0	497.7
Interest expense	52.4	59.9	158.8	175.8
Other non-operating expense, net	2.1	2.2	2.9	6.5
Income from operations before income taxes	103.3	144.6	291.3	315.4
Income tax expense	24.7	42.5	88.8	46.8
Net income	78.6	102.1	202.5	268.6
Net income attributable to non-controlling interest	1.7	0.2	1.5	0.4
Net income attributable to controlling interest	$76.9	$101.9	$201.0	$268.2
Earnings Per Share
Basic earnings per share	$1.31	$1.72	$3.41	$4.52
Diluted earnings per share	1.31	1.71	3.40	4.51
Dividends per share	0.42	0.38	1.22	1.09
Weighted Average Shares Outstanding
Basic	58.7	59.4	58.9	59.3
Diluted	58.9	59.6	59.1	59.5

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended July 2, 2017 and July 3, 2016

(in millions, unaudited)

	Three Months Ended		Nine Months Ended

	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$78.6	$102.1	$202.5	$268.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $(1.6), $0, $1.9 and $0, respectively	30.3	(13.7)	5.9	(6.0)
Unrealized (loss) gain on hedging activity, net tax of $16.3, $(2.9), $6.6 and $(0.4), respectively	(30.2)	7.8	(15.7)	8.6
Defined benefit pension (loss) gain, net tax of $0.8, $(0.3), $(0.3) and $(0.5), respectively	(2.3)	1.2	0.7	1.7
Other comprehensive (loss) income, net of tax	(2.2)	(4.7)	(9.1)	4.3
Comprehensive income	76.4	97.4	193.4	272.9
Comprehensive (loss) attributable to non-controlling interest	(0.2)	(0.2)	(0.4)	(0.3)
Comprehensive income attributable to controlling interest	$76.6	$97.6	$193.8	$273.2

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statement of Shareholders’ Equity

For the nine month period ended July 2, 2017

(in millions, unaudited)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2016	59.4	$0.6	$2,073.6	$63.6	$(229.4)	$(108.3)	$1,800.1	$43.9	$1,844.0
Net income	—	—	—	201.0	—	—	201.0	1.5	202.5
Other comprehensive loss, net of tax	—	—	—	—	(8.7)	—	(8.7)	(0.4)	(9.1)
Purchase of non-controlling interest	—	—	23.8	—	—	—	23.8	(36.2)	(12.4)
Restricted stock issued and related tax withholdings	0.3	—	9.0	—	—	—	9.0	—	9.0
Share based compensation	—	—	19.8	—	—	—	19.8	—	19.8
Treasury stock purchases	(1.4)	—	—	—	—	(165.9)	(165.9)	—	(165.9)
Dividends declared	—	—	—	(72.7)	—	—	(72.7)	—	(72.7)
Balances as of July 2, 2017	58.3	$0.6	$2,126.2	$191.9	$(238.1)	$(274.2)	$1,806.4	$8.8	$1,815.2

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 2, 2017 and July 3, 2016

(in millions, unaudited)

	July 2, 2017	July 3, 2016
Cash flows from operating activities
Net income	$202.5	$268.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	70.9	70.5
Depreciation	72.2	66.2
Share based compensation	28.4	47.4
Amortization of debt issuance costs	5.4	8.4
Inventory acquisition step-up	0.8	—
Pet safety recall inventory write-off	13.0	—
Write-off of debt issuance costs	2.5	—
Non-cash debt accretion	0.6	1.6
Deferred tax expense (benefit)	52.2	(3.1)
Net changes in operating assets and liabilities	(286.1)	(341.7)
Net cash provided by operating activities	162.4	117.9
Cash flows from investing activities
Purchases of property, plant and equipment	(78.1)	(59.6)
Business acquisitions, net of cash acquired	(304.7)	—
Proceeds from sales of property, plant and equipment	4.3	0.8
Other investing activities	(1.2)	(1.9)
Net cash used by investing activities	(379.7)	(60.7)
Cash flows from financing activities
Proceeds from issuance of debt	557.5	203.9
Payment of debt	(223.3)	(270.2)
Payment of debt issuance costs	(5.9)	(1.6)
Payment of cash dividends	(72.1)	(64.6)
Treasury stock purchases	(165.9)	(40.2)
Purchase of non-controlling interest	(12.6)	—
Payment of contingent consideration	—	(3.2)
Share based tax withholding payments, net of proceeds upon vesting	(24.3)	(10.5)
Net cash provided (used) by financing activities	53.4	(186.4)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(1.7)
Net decrease in cash and cash equivalents	(165.4)	(130.9)
Cash and cash equivalents, beginning of period	275.3	247.9
Cash and cash equivalents, end of period	$109.9	$117.0
Supplemental disclosure of cash flow information
Cash paid for interest	$138.1	$186.8
Cash paid for taxes	$28.7	$30.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$133.7	$28.2
Non cash financing activities
Issuance of shares through stock compensation plan	$54.4	$47.2

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

July 2, 2017 and September 30, 2016

(in millions, unaudited)

	July 2, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$109.8	$270.8
Trade receivables, net	616.1	482.6
Other receivables	41.0	55.6
Inventories	843.7	740.6
Prepaid expenses and other current assets	94.1	78.8
Total current assets	1,704.7	1,628.4
Property, plant and equipment, net	675.1	542.1
Deferred charges and other	51.3	32.1
Goodwill	2,621.3	2,478.4
Intangible assets, net	2,453.4	2,372.5
Total assets	$7,505.8	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$33.9	$164.0
Accounts payable	557.6	580.1
Accrued wages and salaries	68.9	122.9
Accrued interest	45.5	39.3
Other current liabilities	196.6	188.3
Total current liabilities	902.5	1,094.6
Long-term debt, net of current portion	4,066.7	3,456.2
Deferred income taxes	583.7	532.7
Other long-term liabilities	150.2	140.6
Total liabilities	5,703.1	5,224.1
Commitments and contingencies (Note 16)
Shareholder's equity:
Other capital	2,060.3	2,000.9
Accumulated (deficit) earnings	(28.3)	8.1
Accumulated other comprehensive loss, net of tax	(238.1)	(229.4)
Total shareholder's equity	1,793.9	1,779.6
Noncontrolling interest	8.8	49.8
Total equity	1,802.7	1,829.4
Total liabilities and equity	$7,505.8	$7,053.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and nine month periods ended July 2, 2017 and July 3, 2016

(in millions, unaudited)

	Three Months Ended		Nine Months Ended

	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$1,303.9	$1,361.5	$3,685.6	$3,790.0
Cost of goods sold	819.3	830.8	2,290.6	2,355.5
Restructuring and related charges	11.2	0.1	16.5	0.4
Gross profit	473.4	530.6	1,378.5	1,434.1
Selling	199.5	201.7	576.6	578.3
General and administrative	84.6	92.8	267.8	271.7
Research and development	14.5	14.6	44.0	42.9
Acquisition and integration related charges	5.8	8.0	15.0	31.2
Restructuring and related charges	10.0	5.4	16.2	7.8
Total operating expenses	314.4	322.5	919.6	931.9
Operating income	159.0	208.1	458.9	502.2
Interest expense	52.5	59.9	159.2	175.8
Other non-operating expense, net	2.1	2.2	2.9	6.5
Income from operations before income taxes	104.4	146.0	296.8	319.9
Income tax expense	25.0	40.8	91.6	56.6
Net income	79.4	105.2	205.2	263.3
Net income attributable to non-controlling interest	1.7	0.1	1.5	0.3
Net income attributable to controlling interest	$77.7	$105.1	$203.7	$263.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three and nine month periods ended July 2, 2017 and July 3, 2016

(in millions, unaudited)

	Three Months Ended		Nine Months Ended

	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$79.4	$105.2	$205.2	$263.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $(1.6), $0, $1.9 and $0, respectively	30.3	(13.7)	5.9	(6.0)
Unrealized (loss) gain on hedging activity, net tax of $16.3, $(2.9), $6.6 and $(0.4), respectively	(30.2)	7.8	(15.7)	8.6
Defined benefit pension (loss) gain, net tax of $0.8, $(0.3), $(0.3) and $(0.5), respectively	(2.3)	1.2	0.7	1.7
Other comprehensive (loss) income, net of tax	(2.2)	(4.7)	(9.1)	4.3
Comprehensive income	77.2	100.5	196.1	267.6
Comprehensive (loss) attributable to non-controlling interest	(0.2)	(0.2)	(0.4)	(0.3)
Comprehensive income attributable to controlling interest	$77.4	$100.7	$196.5	$267.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Shareholder’s Equity

For the nine month period ended July 2, 2017

(in millions, unaudited)

			Accumulated
		Accumulated	Other	Total	Non-
	Other	Earnings	Comprehensive	Shareholder's	controlling
	Capital	(Deficit)	(Loss)	Equity	Interest	Total Equity
Balances as of September 30, 2016	2,000.9	8.1	(229.4)	1,779.6	49.8	1,829.4
Net income	—	203.7	—	203.7	1.5	205.2
Other comprehensive loss, net of tax	—	—	(8.7)	(8.7)	(0.4)	(9.1)
Purchase of non-controlling interest	29.6	—	—	29.6	(42.1)	(12.5)
Restricted stock issued and related tax withholdings	12.2	—	—	12.2	—	12.2
Share based compensation	17.6	—	—	17.6	—	17.6
Dividends paid to parent	—	(240.1)	—	(240.1)	—	(240.1)
Balances as of July 2, 2017	$2,060.3	$(28.3)	$(238.1)	$1,793.9	$8.8	$1,802.7

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 2, 2017 and July 3, 2016

(in millions, unaudited)

	July 2, 2017	July 3, 2016
Cash flows from operating activities
Net income	$205.2	$263.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	70.9	70.5
Depreciation	72.2	66.2
Share based compensation	26.1	43.4
Amortization of debt issuance costs	5.4	8.4
Inventory acquisition step-up	0.8	—
Pet safety recall inventory write-off	13.0	—
Write-off of debt issuance costs	2.5	—
Non-cash debt accretion	0.6	1.6
Deferred tax expense	55.0	6.6
Net changes in operating assets and liabilities	(307.1)	(355.3)
Net cash provided by operating activities	144.6	104.7
Cash flows from investing activities
Purchases of property, plant and equipment	(78.1)	(59.6)
Business acquisitions, net of cash acquired	(304.7)	—
Proceeds from sales of property, plant and equipment	4.3	0.8
Other investing activities	(1.2)	(1.9)
Net cash used by investing activities	(379.7)	(60.7)
Cash flows from financing activities
Proceeds from issuance of debt	557.5	217.8
Payment of debt	(223.3)	(311.7)
Payment of debt issuance costs	(5.9)	(1.6)
Payment of cash dividends to parent	(240.1)	(74.6)
Purchase of non-controlling interest	(12.6)	—
Payment of contingent consideration	—	(3.2)
Net cash provided (used) by financing activities	75.6	(173.3)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(1.7)
Net decrease in cash and cash equivalents	(161.0)	(131.0)
Cash and cash equivalents, beginning of period	270.8	247.9
Cash and cash equivalents, end of period	$109.8	$116.9
Supplemental disclosure of cash flow information
Cash paid for interest	$138.1	$186.8
Cash paid for taxes	$28.7	$30.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$133.7	$28.2

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early adoption available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We have not elected to early adopt. We have performed our preliminary risk assessment and scoping of the adoption impact and are currently performing detailed assessment of various implementation matters that may have an impact on the consolidated financial statements of the Company, but we have not concluded on the materiality or method of adoption.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available to us in the first quarter of the year ending September 30, 2018. The net periodic benefit cost for the year ended September 30, 2016 was $4.5 million; of which the service cost component was $2.8 million and other components were $1.7 million. The net periodic benefit cost for the year ending September 30, 2017 will be $7.6 million, of which the service cost component is $3.9 million and other cost components are $3.7 million.

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

NOTE 3 – ACQUISITIONS

The Company applies the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

PetMatrix

On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Income, and reported within the PET reporting segment for the three and nine month periods ended July 2, 2017.

The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the June 1, 2017 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce. The calculation of purchase price and preliminary purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$255.2

(in millions)	Allocation
Cash and cash equivalents	$0.2
Trade receivables	7.8
Inventories	16.0
Prepaid expenses and other current assets	0.9
Property, plant and equipment	0.8
Goodwill	123.8
Intangible assets	110.4
Accounts payable	(4.1)
Accrued wages and salaries	(0.1)
Other current liabilities	(0.5)
Net assets acquired	$255.2

The preliminary purchase price allocation resulted in goodwill of $123.8 million, allocated to the PET segment; of which $123.8 million is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$75.0	Indefinite
Technology	21.0	14 years
Customer relationships	12.0	16 years
Non-compete agreement	2.4	5 years
Total intangibles acquired	$110.4

The Company performed a valuation of the acquired inventories; tradenames; technologies; customer relationships and non-compete agreements. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change, which could be significant, within the measurement period; up to one year from the June 1, 2017 acquisition date. The following is a summary of significant inputs to the valuation:

•

Inventory – Acquired inventory consists of branded finished goods that were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•

Tradenames – The Company valued indefinite-lived trade names, DreamBone® and SmartBones®, using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2% to 20%. The Company assumed a customer retention rate of up to 98%, which is supported by historical retention rates. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%.

•

Non-compete agreements – The Company valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.

Pro forma results have not been presented as the PetMatrix acquisition is not considered individually significant to the consolidated results of the Company.

GloFish

On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statements of Income, and reported within the PET reporting segment for the three and nine month periods ended July 2, 2017.

The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 12, 2017 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of purchase price and preliminary purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$49.7
Contingent consideration	4.2
Total purchase price	$53.9

(in millions)	Allocation
Trade receivables	$0.4
Property, plant and equipment	0.6
Goodwill	15.4
Intangible assets	37.8
Other current liabilities	(0.3)
Net assets acquired	$53.9

The preliminary purchase price allocation resulted in goodwill of $15.4 million, allocated to the PET segment; of which $15.4 million is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$6.1	Indefinite
Technology	30.2	13 years
Customer relationships	1.5	10 years
Total intangibles acquired	$37.8

The Company performed a valuation of the acquired tradenames; technologies; customer relationships and contingent consideration. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change, which could be significant, within the measurement period; up to one year from the May 12, 2017 acquisition date. The following is a summary of significant inputs to the valuation:

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using a replacement cost. The replacement cost approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationships after deducting the cost to recreate key customer relationships. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%.

•

Contingent consideration – The Company purchase of GloFish includes a future payment that is contingent upon the achievement of future financial performance, and was valued using at its fair value at the acquisition date. The fair value of the contingent consideration is sensitive to increases or decreases in revenue projections used in the assumptions.

Pro forma results have not been presented as the GloFish acquisition is not considered individually significant to the consolidated results of the Company.

Shaser

On May 18, 2017, the Company completed the purchase of the remaining 44% non-controlling interest of Shaser, Inc. with a purchase price of $12.6 million. Effective May 18, 2017, Shaser, Inc. is a wholly owned subsidiary of the Company and all recognized non-controlled interest associated with Shaser, Inc. is part of the Company’s equity. As a result of the acquisition the Company recognized an increase of $24.1 million to additional paid-in capital.

Acquisition and Integration Costs

The following summarizes acquisition and integration related charges for the three and nine month periods ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Nine Months Ended
(in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
HHI Business	$1.8	$4.4	$5.7	$12.0
PetMatrix	1.7	—	2.0	—
GloFish	0.8	—	0.8	—
Armored AutoGroup	0.6	2.6	3.0	13.2
Shaser	0.2	—	1.4	—
Other	0.7	1.0	2.1	6.0
Total acquisition and integration related charges	$5.8	$8.0	$15.0	$31.2

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

Pet Rightsizing Initiative – During the second quarter of the year ending September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $9 million, of which $2.8 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

HHI Distribution Center Consolidation – During the second quarter of the year ending September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $23 million, of which $9.1 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2019.

GAC Business Rationalization Initiative – During the third quarter of the year ended September 30, 2016, the Company implemented an initiative in the GAC segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $33 million, of which $25.1 million has been incurred to date. The balance is anticipated to be incurred through December 31, 2017.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the three and nine month periods ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Nine Months Ended

(in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
GAC business rationalization initiative	$12.8	$3.6	$19.8	$3.6
HHI distribution center consolidation	9.0	—	9.1	—
PET rightsizing initiative	2.2	—	2.8	—
Other restructuring activities	(2.8)	1.9	1.0	4.6
Total restructuring and related charges	$21.2	$5.5	$32.7	$8.2
Reported as:
Cost of goods sold	$11.2	$0.1	$16.5	$0.4
Operating expense	10.0	5.4	16.2	7.8

The following is a summary of restructuring and related charges for the three and nine month periods ended July 2, 2017 and July 3, 2016 and cumulative costs for current restructuring initiatives as of July 2, 2017, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, costs to retrain employees to use newly deployed assets or systems, lease termination costs, asset write-downs and disposals, carrying costs of closed facility until sale, and redundant or incremental transitional operating costs and customer fines during transition, among others:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three months ended July 2, 2017	4.4	16.8	21.2
For the three months ended July 3, 2016	1.3	4.2	5.5
For the nine months ended July 2, 2017	7.7	25.0	32.7
For the nine months ended July 3, 2016	3.0	5.2	8.2
Cumulative costs through July 2, 2017	8.0	30.0	38.0
Future costs to be incurred	7.9	20.3	28.2

The following is a roll-forward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the nine month period ended July 2, 2017:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2016	1.6	1.0	2.6
Provisions	5.7	4.1	9.8
Cash expenditures	(2.0)	(0.4)	(2.4)
Accrual balance at July 2, 2017	$5.3	$4.7	$10.0

The following summarizes restructuring and related charges by segment for the three and nine month periods ended July 2, 2017 and July 3, 2016, cumulative costs incurred through July 2, 2017, and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Total
For the three months ended July 2, 2017	$0.2	$2.0	$6.1	$12.9	$21.2
For the three months ended July 3, 2016	0.6	0.6	0.7	3.6	5.5
For the nine months ended July 2, 2017	1.5	3.7	7.7	19.8	32.7
For the nine months ended July 3, 2016	1.0	2.4	1.2	3.6	8.2
Cumulative costs through July 2, 2017	1.5	3.7	7.7	25.1	38.0
Future costs to be incurred	—	6.4	14.1	7.7	28.2

\

NOTE 5 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of July 2, 2017 and September 30, 2016 was $49.6 million and $46.8 million, respectively. The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represents approximately 20% and 15% of the Company’s Trade Receivables at July 2, 2017 and September 30, 2016, respectively.

NOTE 6 - INVENTORIES

Inventories consist of the following:

(in millions)	July 2, 2017	September 30, 2016
Raw materials	$141.6	$127.5
Work-in-process	59.5	43.6
Finished goods	642.6	569.5
	$843.7	$740.6

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	July 2, 2017	September 30, 2016
Land, buildings and improvements	$195.3	$195.8
Machinery, equipment and other	595.7	550.6
Capital leases	262.9	130.0
Construction in progress	79.3	57.7
Property, plant and equipment	$1,133.2	$934.1
Accumulated depreciation	(458.1)	(392.0)
Property, plant and equipment, net	$675.1	$542.1

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2016	345.1	702.8	299.8	196.5	934.2	2,478.4
PetMatrix acquisition	—	—	123.8	—	—	123.8
GloFish acquisition	—	—	15.4	—	—	15.4
Foreign currency impact	0.8	2.1	0.4	—	0.4	3.7
As of July 2, 2017	$345.9	$704.9	$439.4	$196.5	$934.6	$2,621.3

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	July 2, 2017			September 30, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,001.6	$(344.3)	$657.3	$984.8	$(302.9)	$681.9
Technology assets	287.2	(114.1)	173.1	237.2	(96.7)	140.5
Tradenames	165.7	(100.8)	64.9	165.7	(89.1)	76.6
Total	$1,454.5	$(559.2)	$895.3	$1,387.7	$(488.7)	$899.0

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.4 years
Technology assets	5 - 18 years	11.6 years
Tradenames	5 - 13 years	11.4 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,558.1 million and $1,473.5 million as of July 2, 2017 and September 30, 2016, respectively. There was no impairment loss on indefinite-lived trade names for the three and nine month periods ended July 2, 2017 and July 3, 2016.

Amortization expense from intangible assets for the three month periods ended July 2, 2017 and July 3, 2016 was $23.9 million and $23.5 million respectively. Amortization expense from intangible assets for the nine month periods ended July 2, 2017 and July 3, 2016 was $70.9 million and $70.5 million respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2017	$93.0
2018	90.8
2019	90.5
2020	89.0
2021	83.9

NOTE 9 - DEBT

Debt consists of the following:

	SBH				SB/RH
	July 2, 2017		September 30, 2016		July 2, 2017		September 30, 2016
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,247.3	3.2%	$1,005.5	3.6%	$1,247.3	3.2%	$1,005.5	3.6%
CAD Term Loan, variable rate, due June 23, 2022	56.5	4.5%	54.9	4.6%	56.5	4.5%	54.9	4.6%
Euro Term Loan, variable rate, due June 23, 2022	—	—%	63.0	3.5%	—	—%	63.0	3.5%
4.00% Notes, due October 1, 2026	486.3	4.0%	477.0	4.0%	486.3	4.0%	477.0	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%	—	—%	129.7	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	293.0	3.1%	—	—%	293.0	3.1%	—	—%
Other notes and obligations	15.5	10.2%	16.8	9.8%	15.5	10.2%	16.8	9.8%
Obligations under capital leases	240.8	5.7%	114.7	5.5%	240.8	5.7%	114.7	5.5%
Total debt	4,159.4		3,681.6		4,159.4		3,681.6
Unamortized discount on debt	(3.8)		(4.5)		(3.8)		(4.5)
Debt issuance costs	(55.0)		(56.9)		(55.0)		(56.9)
Less current portion	(33.9)		(164.0)		(33.9)		(164.0)
Long-term debt, net of current portion	$4,066.7		$3,456.2		$4,066.7		$3,456.2

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

On April 7, 2017, the Company entered into a third amendment to the Credit Agreement reducing the interest rate margins applicable to the USD Term Loans to either adjusted LIBOR plus margin of 2.00% per annum, or base rate plus margin of 1.00%. The Company recognized $0.6 million of costs in connection with amending the Credit Agreement that has been recognized as interest expense.

On May 16, 2017, the Company entered into a fourth amendment to the Credit Agreement increasing its USD Term Loan by $250.0 million of incremental borrowings and removing the floor which both LIBOR and base rates were subject to. The Company recognized $2.7 million as costs in connection with the increased borrowing that has been deferred as debt issuance costs.

On May 24, 2017, the Company extinguished its Euro Term Loan and recognized non-cash interest expense of $0.6 million for previously deferred debt issuance costs in connection with the extinguishment.

Subsequent to the amendments to the Credit Agreement discussed above, the Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR, plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum; (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum; (iii) the Euro Term Loan was subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor plus 2.75% per annum; and (iv) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to 1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at July 2, 2017, the Company had borrowing availability of $385.4 million, net outstanding letters of credit of $20.1 million and a $1.5 million amount allocated to a foreign subsidiary.

The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of July 2, 2017, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

On October 20, 2016, the Company redeemed the remaining outstanding aggregate principal on the 6.375% Notes of $129.7 million with a make whole premium of $4.6 million recognized as interest expense for the nine month period ended July 2, 2017 in connection with the issuance of the €425 million aggregate principal amount 4.00% unsecured notes due 2026 (the “4.00% Notes”) and repurchase of the 6.375% Notes on September 20, 2016. The Company recognized $1.9 million in non-cash interest expense for previously deferred debt issuance costs associated with the 6.375% Notes.

NOTE 10 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At July 2, 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300 million through May 2020. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1.0 million, net of tax. The Company’s interest rate swap financial instruments at July 2, 2017 and September 30, 2016 are as follows:

	July 2, 2017		September 30, 2016
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.8	$300.0	0.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 2, 2017, the Company had a series of zinc and brass swap contracts outstanding through December 2018. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.4 million, net of tax. The Company had the following commodity swap contracts outstanding as of July 2, 2017 and September 30, 2016.

	July 2, 2017		September 30, 2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	7.4 Tons	$18.2	6.7 Tons	$12.8
Brass swap contracts	1.3 Tons	$5.9	1.0 Tons	$4.0

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At July 2, 2017, the Company had a series of foreign exchange derivative contracts outstanding through December 2018. The derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $5.5 million, net of tax. At July 2, 2017 and September 30, 2016, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $283.5 million and $224.8 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. The 4.00% Notes are denominated in Euros and were designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of July 2, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 2, 2017, the Company had a series of forward exchange contracts outstanding through July 2017. At July 2, 2017 and September 30, 2016, the Company had $204.2 million and $131.4 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in the fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At July 2, 2017, the Company had a series of commodity swaps outstanding through November 2018. The Company had the following commodity swaps outstanding as of July 2, 2017 and September 30, 2016:

	July 2, 2017		September 30, 2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	27.0 troy oz.	$0.5	31.0 troy oz.	$0.6

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	July 2, 2017	September 30, 2016
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$2.1	$2.9
Commodity swaps - designated as hedge	Deferred charges and other	0.2	—
Interest rate swaps - designated as hedge	Deferred charges and other	0.2	—
Foreign exchange contracts - designated as hedge	Receivables—Other	0.1	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.1
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.3	0.2
Total Derivative Assets		$2.9	$8.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$—	$0.7
Interest rate swaps - designated as hedge	Accrued interest	1.0	0.4
Commodity swaps - designated as hedge	Accounts payable	0.1	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	7.6	1.7
Foreign exchange contracts - designated as hedge	Other long-term liabilities	1.1	0.1
Foreign exchange contracts - not designated as hedge	Accounts payable	1.0	0.2
Total Derivative Liabilities		$10.8	$3.2

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of July 2, 2017 and September 30, 2016.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of July 2, 2017 and September 30, 2016, there was no cash collateral outstanding. In addition, as of July 2, 2017 and September 30, 2016, the Company had no posted standby letters of credit related to such liability positions.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2017 and July 3, 2016, pretax:

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
July 2, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(1.1)	Interest expense	$(0.3)	Interest expense	$—
Commodity swaps	(0.5)	Cost of goods sold	1.3	Cost of goods sold	—
Net investment hedge	(32.6)	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.2	Net sales	—	Net sales	—
Foreign exchange contracts	(10.3)	Cost of goods sold	1.3	Cost of goods sold	—
Total	$(44.3)		$2.3		$—

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
July 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.2)	Interest expense	$(0.5)	Interest expense	$—
Commodity swaps	2.0	Cost of goods sold	(0.8)	Cost of goods sold	0.1
Foreign exchange contracts	(0.3)	Net sales	—	Net sales	—
Foreign exchange contracts	8.0	Cost of goods sold	0.1	Cost of goods sold	—
Total	$9.5		$(1.2)		$0.1

	Effective Portion
For the nine month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
July 2, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(1.0)	Interest expense	$(1.0)	Interest expense	$—
Commodity swaps	3.3	Cost of goods sold	3.8	Cost of goods sold	—
Net investment hedge	(9.3)	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.3	Net sales	—	Net sales	—
Foreign exchange contracts	(4.4)	Cost of goods sold	8.4	Cost of goods sold	—
Total	$(11.1)		$11.2		$—

	Effective Portion
For the nine month period ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
July 3, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.5)	Interest expense	$(1.4)	Interest expense	$—
Commodity swaps	2.9	Cost of goods sold	(3.8)	Cost of goods sold	0.1
Foreign exchange contracts	(0.4)	Net sales	—	Net sales	—
Foreign exchange contracts	6.8	Cost of goods sold	5.0	Cost of goods sold	—
Total	$8.8		$(0.2)		$0.1

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2017 and July 3, 2016:

		Three Months Ended		Nine Months Ended
(in millions)	Line Item	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Commodity swaps	Cost of goods sold	$—	$—	$0.1	$—
Foreign exchange contracts	Other non-operating expenses, net	(1.0)	0.8	(2.4)	1.6
Total		$(1.0)	$0.8	$(2.3)	$1.6

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 10, “Derivatives” for additional detail. The fair value of derivative instruments as of July 2, 2017 and September 30, 2016 are as follows:

	July 2, 2017		September 30, 2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$2.9	$2.9	$8.7	$8.7
Derivative Liabilities	$10.8	$10.8	$3.2	$3.2

The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The carrying value and fair value for debt as of July 2, 2017 and September 30, 2016 are as follows:

	July 2, 2017		September 30, 2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$4,100.6	$4,315.7	$3,620.2	$3,865.1
Total debt - SB/RH	$4,100.6	$4,315.7	$3,620.2	$3,865.1

NOTE 12 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three and nine month periods ended July 2, 2017, and July 3, 2016 are as follows:

	U.S. Plans		Non U.S. Plans
(in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Three month period ended
Service cost	$0.1	$0.1	$0.9	$0.7
Interest cost	0.7	0.7	1.1	1.5
Expected return on assets	(1.1)	(1.1)	(1.0)	(1.2)
Recognized net actuarial loss	0.4	0.1	0.9	0.4
Net periodic benefit cost	$0.1	$(0.2)	$1.9	$1.4
Nine month period ended
Service cost	$0.3	$0.2	$2.6	$2.0
Interest cost	2.0	2.2	3.2	4.6
Expected return on assets	(3.3)	(3.3)	(3.0)	(3.6)
Recognized net actuarial loss	1.2	0.4	2.8	1.3
Net periodic benefit cost	$0.2	$(0.5)	$5.6	$4.3
Weighted average assumptions
Discount rate	3.50%	4.25%	1.00 - 13.50%	1.75 - 13.81%
Expected return on plan assets	7.00%	7.25%	2.25 - 7.00%	1.75 - 4.53%
Rate of compensation increase	N/A	N/A	1.00 - 3.70%	2.25 - 5.50%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three month periods ended July 2, 2017 and July 3, 2016, were $2.2 million and $2.2 million, respectively. Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the nine month periods ended July 2, 2017 and July 3, 2016, were $5.6 million and $8.1 million, respectively.

NOTE 13 - SHARE BASED COMPENSATION

The following is a summary of share based compensation expense for the three and nine month periods ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Nine Months Ended
Share Based Compensation Expense (in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
SBH	5.3	15.9	28.4	47.4
SB/RH	4.8	14.6	26.1	43.4

The remaining unrecognized pre-tax compensation cost as of July 2, 2017, for SBH and SB/RH was $25.3 million and $24.6 million, respectively.

The Company measures share based compensation expense of Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined by the market price of the Company’s shares on the grant date and recognizes these costs on a straight-line basis over the requisite service period of the awards. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. The following is a summary of activity of the RSUs granted during the nine month period ended July 2, 2017:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Total time-based grants	0.3	$133.15	$39.0	0.3	$133.04	$37.5
Performance-based grants
Vesting in less than 12 months	—	$140.38	$0.1	—	$140.38	$0.1
Vesting in 12 to 24 months	0.1	122.66	12.9	0.1	122.66	12.9
Vesting in more than 24 months	0.3	122.43	36.0	0.3	122.43	$36.0
Total performance-based grants	0.4	$122.53	$49.0	0.4	$122.53	$49.0
Total grants	0.7	$127.02	$88.0	0.7	$126.87	$86.5

A summary of the activity in the Company’s RSUs during the nine month period ended July 2, 2017 is as follows:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2016	0.6	$94.97	$54.8	0.5	$96.92	$45.3
Granted	0.7	127.02	88.0	0.7	126.87	86.5
Forfeited	—	117.21	(0.9)	—	117.21	(0.9)
Vested	(0.5)	109.03	(54.5)	(0.5)	112.00	(48.3)
At July 2, 2017	0.8	$114.65	$87.4	0.7	$116.29	$82.6

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of AOCI, net of tax, for the nine month period ended July 2, 2017 was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Accumulated other comprehensive (loss) income, as of September 30, 2016	$(160.5)	$3.1	$(72.0)	$(229.4)
Other comprehensive (loss) income before reclassification	4.0	(11.1)	(3.0)	(10.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11.2)	4.0	(7.2)
Other comprehensive (loss) income	4.0	(22.3)	1.0	(17.3)
Deferred tax effect	1.7	6.6	(0.3)	8.0
Deferred tax valuation allowance	0.2	—	—	0.2
Other comprehensive (loss) income, net of tax	5.9	(15.7)	0.7	(9.1)
Other comprehensive loss attributable to non-controlling interest	(0.4)	—	—	(0.4)
Other comprehensive (loss) income attributable to controlling interest	6.3	(15.7)	0.7	(8.7)
Accumulated other comprehensive (loss) income, as of July 2, 2017	$(154.2)	$(12.6)	$(71.3)	$(238.1)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Income for the three and nine month periods ended July 2, 2017 and July 3, 2016 were as follows:

	Three Month Period Ended		Nine Month Period Ended
(in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of goods sold	$0.8	$0.4	$2.4	$1.1
Selling expenses	0.1	—	0.5	0.2
General and administrative expenses	0.4	0.2	1.1	0.5
Amounts reclassified from accumulated other comprehensive income	$1.3	$0.6	$4.0	$1.8

See Note 10 “Derivatives”, for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 15 - INCOME TAXES

The effective tax rate for the three and nine month periods ended July 2, 2017 and July 3, 2016 is as follows:

	Three Months Ended		Nine Months Ended
Effective tax rate	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
SBH	23.9%	29.4%	30.5%	14.8%
SB/RH	24.0%	27.9%	30.9%	17.7%

The estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned outside the U.S. that is not permanently reinvested. For the three and nine month periods ended July 2, 2017, the effective tax rate was reduced for the recognition of tax credits. For the three and nine month periods ended July 3, 2016, the effective tax rate was reduced by the release of valuation allowance on US net operating loss deferred tax assets and increased due to $25.5 million of income tax expense recognized for a tax contingency reserve for a tax exposure in Germany. For the nine month period ended July 3, 2016, the effective tax rate was also reduced by $5.9 million for non-recurring items related to the impact of tax law changes in state deferred tax rates on the Company’s net deferred tax liabilities.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental. The Company has provided for the estimated costs of $4.3 million and $4.4 million, as of July 2, 2017 and September 30, 2016, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of July 2, 2017 and September 30, 2016, the Company recognized $7.1 million and $8.0 million in product liability accruals, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty.  The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.8 million and $7.5 million of warranty accruals as of July 2, 2017 and September 30, 2016, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. As a result, the Company recognized estimated losses related to the recall of $11.9 million as of July 2, 2017, which comprised of estimates for customer losses and direct incremental costs incurred by the Company. Additionally, the Company recognized $13.0 million of inventory write-offs associated with inventory on-hand that was determined to be a risk of loss due to the recall. The estimates for customer losses reflect the cost of the affected products returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. The Company’s estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as the Company continues to work with its customers to substantiate claims received to date and any additional claims that may be received. The Company suspended production at facilities impacted by the product safety recall and completed a comprehensive manufacturing review and is recommencing production during the fourth quarter ending September 30, 2017. There have been no lawsuits or claims related to the recalled product filed against the Company.

NOTE 17 - SEGMENT INFORMATION

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

Net sales relating to the segments for the three and nine month periods ended July 2, 2017 and July 3, 2016 are as follows:

	SBH		SB/RH
Three month periods ended (in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Consumer batteries	$184.8	$187.2	$184.8	$187.2
Small appliances	145.4	151.1	145.4	151.1
Personal care	110.9	115.8	110.9	115.8
Global Batteries & Appliances	441.1	454.1	441.1	454.1
Hardware & Home Improvement	324.7	328.5	324.7	328.5
Global Pet Supplies	189.9	207.1	189.9	207.1
Home and Garden	192.4	212.0	192.4	212.0
Global Auto Care	155.8	159.8	155.8	159.8
Net sales	$1,303.9	$1,361.5	$1,303.9	$1,361.5

	SBH		SB/RH
Nine month periods ended (in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Consumer batteries	$630.5	$618.0	$630.5	$618.0
Small appliances	455.3	479.3	455.3	479.3
Personal care	378.2	393.0	378.2	393.0
Global Batteries & Appliances	1,464.0	1,490.3	1,464.0	1,490.3
Hardware & Home Improvement	927.2	912.9	927.2	912.9
Global Pet Supplies	576.0	619.0	576.0	619.0
Home and Garden	374.2	414.7	374.2	414.7
Global Auto Care	344.2	353.1	344.2	353.1
Net sales	$3,685.6	$3,790.0	$3,685.6	$3,790.0

The Company uses Adjusted EBITDA as its metric for evaluating operating performance as it reflects how the Chief Operating Decision Maker is currently evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the three and nine month periods ended July 2, 2017, other adjustments consist of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment and professional fees associated with non-acquisition based strategic initiatives of the Company. During the three and nine month periods ended July 3, 2016, other adjustments consists of costs associated with the onboarding a key executive and the involuntary transfer of inventory.

The following is a reconciliation of net income to adjusted EBITDA for the three and nine month periods ended July 2, 2017 and July 3, 2016, respectively:

	SBH		SB/RH
Three month periods ended (in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Global Batteries & Appliances	$64.6	$64.3	$64.6	$64.3
Hardware & Home Improvement	62.2	65.2	62.2	65.2
Global Pet Supplies	36.1	37.7	36.1	37.7
Home and Garden	59.5	67.0	59.5	67.0
Global Auto Care	50.7	54.2	50.7	54.2
Total Segment Adjusted EBITDA	273.1	288.4	273.1	288.4
Depreciation and amortization	49.5	45.3	49.5	45.3
Share-based compensation	5.3	15.9	4.8	14.6
Corporate expenses	9.2	9.2	9.1	9.1
Acquisition and integration related charges	5.8	8.0	5.8	8.0
Restructuring and related charges	21.2	5.5	21.2	5.5
Interest expense	52.4	59.9	52.5	59.9
Inventory acquisition step-up	0.8	—	0.8	—
Pet safety recall	24.9	—	24.9	—
Other	0.7	—	0.1	—
Income from operations before income taxes	$103.3	$144.6	$104.4	$146.0

	SBH		SB/RH
Nine month periods ended (in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Global Batteries & Appliances	$233.5	$228.1	$233.5	$228.1
Hardware & Home Improvement	178.0	172.5	178.0	172.5
Global Pet Supplies	98.7	98.3	98.7	98.3
Home and Garden	100.8	118.3	100.8	118.3
Global Auto Care	115.9	122.0	115.9	122.0
Total Segment Adjusted EBITDA	726.9	739.2	726.9	739.2
Depreciation and amortization	143.1	136.7	143.1	136.7
Share-based compensation	28.4	47.4	26.1	43.4
Corporate expenses	28.7	23.3	28.2	22.9
Acquisition and integration related charges	15.0	31.2	15.0	31.2
Restructuring and related charges	32.7	8.2	32.7	8.2
Interest expense	158.8	175.8	159.2	175.8
Inventory acquisition step-up	0.8	—	0.8	—
Pet safety recall	24.9	—	24.9	—
Other	3.2	1.2	0.1	1.1
Income from operations before income taxes	$291.3	$315.4	$296.8	$319.9

NOTE 18 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and nine month periods ended July 2, 2017 and July 3, 2016 are as follows:

	Three months ended		Nine months ended

(in millions, except per share amounts)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Numerator
Net income attributable to controlling interest	$76.9	$101.9	$201.0	$268.2
Denominator
Weighted average shares outstanding - basic	58.7	59.4	58.9	59.3
Dilutive shares	0.2	0.2	0.2	0.2
Weighted average shares outstanding - diluted	58.9	59.6	59.1	59.5
Earnings per share
Basic earnings per share	$1.31	$1.72	$3.41	$4.52
Diluted earnings per share	$1.31	$1.71	$3.40	$4.51
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.3	0.3	0.3	0.3

NOTE 19 - GUARANTOR STATEMENTS – SB/RH

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

Statement of Financial Position		Guarantor	Nonguarantor
As of July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5.6	$1.5	$102.7	$—	$109.8
Trade receivables, net	209.5	198.9	207.7	—	616.1
Intercompany receivables	—	1,037.7	280.9	(1,318.6)	—
Other receivables	7.9	3.8	30.0	(0.7)	41.0
Inventories	394.2	165.3	306.2	(22.0)	843.7
Prepaid expenses and other	47.1	8.5	38.4	0.1	94.1
Total current assets	664.3	1,415.7	965.9	(1,341.2)	1,704.7
Property, plant and equipment, net	328.3	116.4	230.4	—	675.1
Long-term intercompany receivables	351.2	110.6	12.3	(474.1)	—
Deferred charges and other	253.1	2.9	40.7	(245.4)	51.3
Goodwill	927.5	1,345.5	348.3	—	2,621.3
Intangible assets, net	1,335.0	741.0	377.4	—	2,453.4
Investments in subsidiaries	3,930.5	1,238.0	—	(5,168.5)	—
Total assets	$7,789.9	$4,970.1	$1,975.0	$(7,229.2)	$7,505.8
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$16.0	$1.7	$16.8	$(0.6)	$33.9
Accounts payable	213.5	94.4	249.7	—	557.6
Intercompany accounts payable	1,327.4	—	—	(1,327.4)	—
Accrued wages and salaries	22.1	2.3	44.5	—	68.9
Accrued interest	45.5	—	—	—	45.5
Other current liabilities	82.6	14.6	100.1	(0.7)	196.6
Total current liabilities	1,707.1	113.0	411.1	(1,328.7)	902.5
Long-term debt, net of current portion	3,973.5	59.9	33.3	—	4,066.7
Long-term intercompany debt	12.4	344.0	108.3	(464.7)	—
Deferred income taxes	243.2	516.4	74.7	(250.6)	583.7
Other long-term liabilities	34.2	6.3	109.7		150.2
Total liabilities	5,970.4	1,039.6	737.1	(2,044.0)	5,703.1
Shareholder's equity:
Other capital	2,087.2	399.3	(1,005.7)	579.5	2,060.3
Accumulated (deficit) earnings	(28.3)	3,737.7	2,434.8	(6,172.5)	(28.3)
Accumulated other comprehensive (loss) income	(239.4)	(206.5)	(200.0)	407.8	(238.1)
Total shareholder's equity	1,819.5	3,930.5	1,229.1	(5,185.2)	1,793.9
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,819.5	3,930.5	1,237.9	(5,185.2)	1,802.7
Total liabilities and equity	$7,789.9	$4,970.1	$1,975.0	$(7,229.2)	$7,505.8

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder's equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated earnings (deficit)	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

Statement of Income		Guarantor	Nonguarantor
Three month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$599.7	$554.3	$611.5	$(461.6)	$1,303.9
Cost of goods sold	427.5	392.3	458.8	(459.3)	819.3
Restructuring and related charges	0.2	11.0	—	—	11.2
Gross profit	172.0	151.0	152.7	(2.3)	473.4
Selling	79.3	40.0	80.8	(0.6)	199.5
General and administrative	41.9	21.8	20.9	—	84.6
Research and development	9.0	2.5	3.0	—	14.5
Acquisition and integration related charges	4.6	0.4	0.8	—	5.8
Restructuring and related charges	7.9	1.8	0.3	—	10.0
Total operating expense	142.7	66.5	105.8	(0.6)	314.4
Operating income (loss)	29.3	84.5	46.9	(1.7)	159.0
Interest expense	44.7	6.0	1.8	—	52.5
Other non-operating (income) expense, net	(89.1)	(38.7)	1.5	128.4	2.1
Income from operations before income taxes	73.7	117.2	43.6	(130.1)	104.4
Income tax (benefit) expense	(5.7)	26.0	4.5	0.2	25.0
Net income (loss)	79.4	91.2	39.1	(130.3)	79.4
Net income attributable to non-controlling interest	—	—	1.7	—	1.7
Net income (loss) attributable to controlling interest	$79.4	$91.2	$37.4	$(130.3)	$77.7

Statement of Income		Guarantor	Nonguarantor
Nine month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,812.2	$1,147.1	$1,908.4	$(1,182.1)	$3,685.6
Cost of goods sold	1,232.5	807.7	1,426.4	(1,176.0)	2,290.6
Restructuring and related charges	0.5	15.9	0.1	—	16.5
Gross profit	579.2	323.5	481.9	(6.1)	1,378.5
Selling	240.5	91.8	246.0	(1.7)	576.6
General and administrative	148.4	52.9	66.5	—	267.8
Research and development	27.8	8.2	8.0	—	44.0
Acquisition and integration related charges	11.0	0.6	3.4	—	15.0
Restructuring and related charges	10.7	3.7	1.8	—	16.2
Total operating expense	438.4	157.2	325.7	(1.7)	919.6
Operating income (loss)	140.8	166.3	156.2	(4.4)	458.9
Interest expense	138.7	14.1	6.4	—	159.2
Other non-operating (income) expense, net	(216.6)	(120.6)	(0.1)	340.2	2.9
Income from operations before income taxes	218.7	272.8	149.9	(344.6)	296.8
Income tax expense (benefit)	13.5	52.8	25.5	(0.2)	91.6
Net income (loss)	205.2	220.0	124.4	(344.4)	205.2
Net income attributable to non-controlling interest	—	—	1.5	—	1.5
Net income (loss) attributable to controlling interest	$205.2	$220.0	$122.9	$(344.4)	$203.7

Statement of Income		Guarantor	Nonguarantor
Three month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$615.6	$567.6	$615.7	$(437.4)	$1,361.5
Cost of goods sold	412.2	392.9	460.0	(434.3)	830.8
Restructuring and related charges	—	—	0.1	—	0.1
Gross profit	203.4	174.7	155.6	(3.1)	530.6
Selling	77.5	40.3	84.0	(0.1)	201.7
General and administrative	53.1	18.7	21.0	—	92.8
Research and development	9.1	1.6	3.9	—	14.6
Acquisition and integration related charges	4.4	0.3	3.3	—	8.0
Restructuring and related charges	0.6	3.7	1.1	—	5.4
Total operating expense	144.7	64.6	113.3	(0.1)	322.5
Operating income (loss)	58.7	110.1	42.3	(3.0)	208.1
Interest expense	50.7	5.1	4.1	—	59.9
Other non-operating (income) expense, net	(129.9)	(24.6)	2.3	154.4	2.2
Income from operations before income taxes	137.9	129.6	35.9	(157.4)	146.0
Income tax expense (benefit)	32.7	(0.5)	8.1	0.5	40.8
Net income (loss)	105.2	130.1	27.8	(157.9)	105.2
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income (loss) attributable to controlling interest	$105.2	$130.1	$27.7	$(157.9)	$105.1

Statement of Income		Guarantor	Nonguarantor
Nine month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,821.9	$1,167.8	$1,956.8	$(1,156.5)	$3,790.0
Cost of goods sold	1,241.8	805.8	1,457.6	(1,149.7)	2,355.5
Restructuring and related charges	—	—	0.4	—	0.4
Gross profit	580.1	362.0	498.8	(6.8)	1,434.1
Selling	234.0	91.2	254.1	(1.0)	578.3
General and administrative	160.5	51.5	59.8	(0.1)	271.7
Research and development	27.2	4.4	11.3	—	42.9
Acquisition and integration related charges	18.0	3.5	9.7	—	31.2
Restructuring and related charges	1.9	4.0	1.9	—	7.8
Total operating expense	441.6	154.6	336.8	(1.1)	931.9
Operating income (loss)	138.5	207.4	162.0	(5.7)	502.2
Interest expense	147.0	15.6	13.1	0.1	175.8
Other non-operating (income) expense, net	(282.7)	(116.7)	6.4	399.5	6.5
Income from operations before income taxes	274.2	308.5	142.5	(405.3)	319.9
Income tax expense (benefit)	10.9	24.2	25.1	(3.6)	56.6
Net income (loss)	263.3	284.3	117.4	(401.7)	263.3
Net income attributable to non-controlling interest	—	—	0.3	—	0.3
Net income (loss) attributable to controlling interest	$263.3	$284.3	$117.1	$(401.7)	$263.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$79.4	$91.2	$39.1	$(130.3)	$79.4
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	30.3	32.3	31.1	(63.4)	30.3
Unrealized (loss) gain on derivative instruments	(30.2)	(9.1)	(9.0)	18.1	(30.2)
Defined benefit pension (loss) gain	(2.3)	(2.2)	(2.3)	4.5	(2.3)
Other comprehensive (loss) income	(2.2)	21.0	19.8	(40.8)	(2.2)
Comprehensive income (loss)	77.2	112.2	58.9	(171.1)	77.2
Comprehensive (loss) attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to controlling interest	$77.2	$112.2	$59.1	$(171.1)	$77.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$205.2	$220.0	$124.4	$(344.4)	$205.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	5.9	8.8	8.1	(16.9)	5.9
Unrealized (loss) gain on derivative instruments	(15.7)	(9.9)	(10.0)	19.9	(15.7)
Defined benefit pension gain (loss)	0.7	0.8	0.8	(1.6)	0.7
Other comprehensive (loss) income	(9.1)	(0.3)	(1.1)	1.4	(9.1)
Comprehensive income (loss)	196.1	219.7	123.3	(343.0)	196.1
Comprehensive loss attributable to non-controlling interest	—	—	(0.4)	—	(0.4)
Comprehensive income (loss) attributable to controlling interest	$196.1	$219.7	$123.7	$(343.0)	$196.5

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$105.2	$130.1	$27.8	$(157.9)	$105.2
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(13.7)	(13.7)	(13.7)	27.4	(13.7)
Unrealized gain (loss) on derivative instruments	7.8	6.7	6.7	(13.4)	7.8
Defined benefit pension gain (loss)	1.2	1.1	1.2	(2.3)	1.2
Other comprehensive (loss) income	(4.7)	(5.9)	(5.8)	11.7	(4.7)
Comprehensive income (loss)	100.5	124.2	22.0	(146.2)	100.5
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to controlling interest	$100.5	$124.2	$22.2	$(146.2)	$100.7

Statement of Comprehensive Income		Guarantor	Nonguarantor
Nine month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$263.3	$284.3	$117.4	$(401.7)	$263.3
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(6.0)	(6.0)	(5.9)	11.9	(6.0)
Unrealized gain (loss) on derivative instruments	8.6	3.9	3.8	(7.7)	8.6
Defined benefit pension gain (loss)	1.7	1.7	1.6	(3.3)	1.7
Other comprehensive income (loss)	4.3	(0.4)	(0.5)	0.9	4.3
Comprehensive income (loss)	267.6	283.9	116.9	(400.8)	267.6
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$267.6	$283.9	$117.2	$(400.8)	$267.9

Statement of Cash Flows		Guarantor	Nonguarantor
Nine month period ended July 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$176.6	$91.1	$(46.1)	$(77.0)	$144.6
Cash flows from investing activities
Purchases of property, plant and equipment	(35.4)	(13.0)	(29.7)	—	(78.1)
Business acquisitions, net of cash acquired	(304.7)	—	—	—	(304.7)
Proceeds from sales of property, plant and equipment	—	0.3	4.0	—	4.3
Other investing activities	—	(1.2)	—	—	(1.2)
Net cash used by investing activities	(340.1)	(13.9)	(25.7)	—	(379.7)
Cash flows from financing activities
Proceeds from issuance of debt	557.5	—	—	—	557.5
Payment of debt	(207.7)	—	(15.6)	—	(223.3)
Payment of debt issuance costs	(5.9)	—	—	—	(5.9)
Payment of cash dividends to parent	(240.1)	—	—	—	(240.1)
Purchase of non-controlling interest	(12.6)	—	—	—	(12.6)
Advances related to intercompany transactions	(20.7)	(78.8)	22.5	77.0	—
Net cash provided (used) by financing activities	70.5	(78.8)	6.9	77.0	75.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Net decrease in cash and cash equivalents	(93.0)	(1.6)	(66.4)	—	(161.0)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$5.6	$1.5	$102.7	$—	$109.8

Statement of Cash Flows		Guarantor	Nonguarantor
Nine month period ended July 3, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(272.0)	$219.5	$(99.8)	$257.0	$104.7
Cash flows from investing activities				—
Purchases of property, plant and equipment	(32.2)	(6.0)	(21.4)	—	(59.6)
Proceeds from sales of property, plant and equipment	0.1	—	0.7	—	0.8
Other investing activities	(0.6)	(1.3)	—	—	(1.9)
Net cash used by investing activities	(32.7)	(7.3)	(20.7)	—	(60.7)
Cash flows from financing activities
Proceeds from issuance of debt	217.8	—	—	—	217.8
Payment of debt	(310.0)	—	(1.7)	—	(311.7)
Payment of debt issuance costs	(1.6)	—	—	—	(1.6)
Payment of cash dividends to parent	(74.6)	—	—	—	(74.6)
Payment of contingent consideration	(3.2)	—	—		(3.2)
Advances related to intercompany transactions	467.2	(218.3)	8.1	(257.0)	—
Net cash provided (used) by financing activities	295.6	(218.3)	6.4	(257.0)	(173.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.7)	—	(1.7)
Net decrease in cash and cash equivalents	(9.1)	(6.1)	(115.8)	—	(131.0)
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$3.9	$2.5	$110.5	$—	$116.9

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

Companion Animal: 8-in-1®, Dingo®, Nature's Miracle®, Wild Harvest®, Littermaid®, Jungle®, Excel®, FURminator®, IAMS®, Eukanuba®, Healthy-Hide®, Dreambone®, Smartbones®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, Whisper® and Instant Ocean®, GloFish®,

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

Acquisitions

The following recent acquisition activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements.

•

PetMatrix - On June 1, 2017, the Company completed the acquisition of PetMatrix, LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Income and reported within the PET reporting segment for the three and nine month periods ended July 2, 2017.

•

GloFish - On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statements of Income and reported within the PET reporting segment for the three and nine month periods ended July 2, 2017.

See Note 3, “Acquisitions” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements. During the three and nine-month periods ended July 2, 2017, the Company entered into various amendments to the Credit Agreement under its Term Loans resulting in the increase to its USD Term Loan, repayment of the Euro Term Loan, increase in the capacity of the Revolver Facility and changes to the applicable variable interest rates. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•	GAC Business Rationalization Initiative, which began in the three month period ended July 3, 2016 and anticipated to be incurred through September 30, 2017;
•	PET Rightsizing Initiative, which began during the three-month period ended April 2, 2017 and is anticipated to be incurred through December 31, 2017; and
•	HHI Distribution Center Consolidation, which began in the three-month period ended April 2, 2017 and is anticipated to be incurred through September 30, 2019.

See Note 4, “Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Safety Recall

On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The Company estimated losses of $24.9 million for the three and nine month periods ended July 2, 2017, which comprised of $11.9 million of estimates for customer losses and direct incremental costs incurred by the Company, and $13.0 million of inventory write-offs associated with inventory on-hand that was determined to be obsolete. The Company suspended production at facilities impacted by the product safety recall and completed a comprehensive manufacturing review and it recommencing production during the fourth quarter ending September 30, 2017. See Note 16, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three and nine month periods ended July 2, 2017 compared to net sales for the three and nine month periods ended July 3, 2016, respectively:

	July 2, 2017
Three Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales July 3, 2016	Variance
Consumer batteries	$184.8	$2.4	$187.2	$—	$187.2	$187.2	$-	0.0%
Small appliances	145.4	3.7	149.1	—	149.1	151.1	(2.0)	(1.3%)
Personal care	110.9	2.3	113.2	—	113.2	115.8	(2.6)	(2.2%)
Global Batteries & Appliances	441.1	8.4	449.5	—	449.5	454.1	(4.6)	(1.0%)
Hardware & Home Improvement	324.7	0.3	325.0	—	325.0	328.5	(3.5)	(1.1%)
Global Pet Supplies	189.9	2.7	192.6	(7.2)	185.4	207.1	(21.7)	(10.5%)
Home and Garden	192.4	—	192.4	—	192.4	212.0	(19.6)	(9.2%)
Global Auto Care	155.8	0.6	156.4	—	156.4	159.8	(3.4)	(2.1%)
Total	$1,303.9	$12.0	$1,315.9	$(7.2)	$1,308.7	$1,361.5	(52.8)	(3.9%)

	July 2, 2017
Nine Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales July 3, 2016	Variance
Consumer batteries	$630.5	$9.0	$639.5	$—	$639.5	$618.0	$21.5	3.5%
Small appliances	455.3	14.6	469.9	—	469.9	479.3	(9.4)	(2.0%)
Personal care	378.2	8.0	386.2	—	386.2	393.0	(6.8)	(1.7%)
Global Batteries & Appliances	1,464.0	31.6	1,495.6	—	1,495.6	1,490.3	5.3	0.4%
Hardware & Home Improvement	927.2	(0.8)	926.4	—	926.4	912.9	13.5	1.5%
Global Pet Supplies	576.0	9.0	585.0	(7.2)	577.8	619.0	(41.2)	(6.7%)
Home and Garden	374.2	—	374.2	—	374.2	414.7	(40.5)	(9.8%)
Global Auto Care	344.2	0.8	345.0	—	345.0	353.1	(8.1)	(2.3%)
Total	$3,685.6	$40.6	$3,726.2	$(7.2)	$3,719.0	$3,790.0	(71.0)	(1.9%)

Adjusted EBITDA. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenant. See Note 9, “Debt” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.

EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based compensation expense as it is a non-cash based compensation cost, see Note 13 “Share Based Compensation” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 3 “Acquisition and Integration Charges” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see Note 4 “Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•	Non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized (when applicable); and
•	Other adjustments as further discussed.

During the three and nine month period ended July 2, 2017, other adjustments consist of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment (see Note 16, “Commitment and Contingencies” in Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details) and professional fees associated with non-acquisition based strategic initiatives of the Company. During the three and nine month period ended July 3, 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory.

The following is a reconciliation of net income to adjusted EBITDA for the three and nine month periods ended July 2, 2017 and July 3, 2016, respectively for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended July 2, 2017
Net income (loss)	$44.2	$44.4	$(5.4)	$55.3	$32.5	$(92.4)	$78.6
Income tax expense	—	—	—	—	—	24.7	24.7
Interest expense	—	—	—	—	—	52.4	52.4
Depreciation and amortization	19.6	9.8	10.8	4.2	5.1	—	49.5
EBITDA	63.8	54.2	5.4	59.5	37.6	(15.3)	205.2
Share based compensation	—	—	—	—	—	5.3	5.3
Acquisition and integration related charges	0.6	1.8	3.0	—	0.3	0.1	5.8
Restructuring and related charges	0.2	6.2	2.0	—	12.8	—	21.2
Inventory acquisition step-up	—	—	0.8	—	—	—	0.8
Pet safety recall	—	—	24.9	—	—	—	24.9
Other	—	—	—	—	—	0.7	0.7
Adjusted EBITDA	$64.6	$62.2	$36.1	$59.5	$50.7	$(9.2)	$263.9
Three Month Period Ended July 3, 2016
Net income (loss)	$44.8	$52.2	$25.5	$63.1	$44.1	$(127.6)	$102.1
Income tax (benefit) expense	—	—	—	—	—	42.5	42.5
Interest expense	—	—	—	—	—	59.9	59.9
Depreciation and amortization	18.2	8.8	10.6	3.9	3.8	—	45.3
EBITDA	63.0	61.0	36.1	67.0	47.9	(25.2)	249.8
Share based compensation	—	—	—	—	—	15.9	15.9
Acquisition and integration related charges	0.6	4.0	0.6	—	2.7	0.1	8.0
Restructuring and related charges	0.7	0.2	1.0	—	3.6	—	5.5
Adjusted EBITDA	$64.3	$65.2	$37.7	$67.0	$54.2	$(9.2)	$279.2

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Nine Month Period Ended July 2, 2017
Net income (loss)	$171.4	$136.7	$34.1	$88.4	$80.1	$(308.2)	$202.5
Income tax expense	—	—	—	—	—	88.8	88.8
Interest expense	—	—	—	—	—	158.8	158.8
Depreciation and amortization	57.2	28.0	31.6	12.4	13.9	—	143.1
EBITDA	228.6	164.7	65.7	100.8	94.0	(60.6)	593.2
Share based compensation	—	—	—	—	—	28.4	28.4
Acquisition and integration related charges	3.4	5.6	3.6	—	2.1	0.3	15.0
Restructuring and related charges	1.5	7.7	3.7	—	19.8	—	32.7
Inventory acquisition step-up	—	—	0.8	—	—	—	0.8
Pet safety recall	—	—	24.9	—	—	—	24.9
Other	—	—	—	—	—	3.2	3.2
Adjusted EBITDA	$233.5	$178.0	$98.7	$100.8	$115.9	$(28.7)	$698.2
Nine Month Period Ended July 3, 2016
Net income (loss)	$171.7	$133.4	$59.8	$106.1	$92.0	$(294.4)	$268.6
Income tax expense	—	—	—	—	—	46.8	46.8
Interest expense	—	—	—	—	—	175.8	175.8
Depreciation and amortization	53.0	26.8	32.0	11.3	13.6	—	136.7
EBITDA	224.7	160.2	91.8	117.4	105.6	(71.8)	627.9
Share based compensation	—	—	—	—	—	47.4	47.4
Acquisition and integration related charges	1.6	11.9	3.9	0.5	12.8	0.5	31.2
Restructuring and related charges	1.2	0.4	2.6	0.4	3.6	—	8.2
Other	0.6	—	—	—	—	0.6	1.2
Adjusted EBITDA	$228.1	$172.5	$98.3	$118.3	$122.0	$(23.3)	$715.9

The following is a reconciliation of net income to adjusted EBITDA for the three and nine month periods ended July 2, 2017 and July 3, 2016 for SB/RH:

SB/RH HOLDINGS, LLC (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended July 2, 2017
Net income (loss)	$44.2	$44.4	$(5.4)	$55.3	$32.5	$(91.6)	$79.4
Income tax expense	—	—	—	—	—	25.0	25.0
Interest expense	—	—	—	—	—	52.5	52.5
Depreciation and amortization	19.6	9.8	10.8	4.2	5.1	—	49.5
EBITDA	63.8	54.2	5.4	59.5	37.6	(14.1)	206.4
Share based compensation	—	—	—	—	—	4.8	4.8
Acquisition and integration related charges	0.6	1.8	3.0	—	0.3	0.1	5.8
Restructuring and related charges	0.2	6.2	2.0	—	12.8	—	21.2
Inventory acquisition step-up	—	—	0.8	—	—	—	0.8
Pet safety recall	—	—	24.9	—	—	—	24.9
Other	—	—	—	—	—	0.1	0.1
Adjusted EBITDA	$64.6	$62.2	$36.1	$59.5	$50.7	$(9.1)	$264.0
Three Month Period Ended July 3, 2016
Net income (loss)	$44.8	$52.2	$25.5	$63.1	$44.1	$(124.5)	$105.2
Income tax expense	—	—	—	—	—	40.8	40.8
Interest expense	—	—	—	—	—	59.9	59.9
Depreciation and amortization	18.2	8.8	10.6	3.9	3.8	—	45.3
EBITDA	63.0	61.0	36.1	67.0	47.9	(23.8)	251.2
Share based compensation	—	—	—	—	—	14.6	14.6
Acquisition and integration related charges	0.6	4.0	0.6	—	2.7	0.1	8.0
Restructuring and related charges	0.7	0.2	1.0	—	3.6	—	5.5
Adjusted EBITDA	$64.3	$65.2	$37.7	$67.0	$54.2	$(9.1)	$279.3

SB/RH HOLDINGS, LLC (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
Nine Month Period Ended July 2, 2017
Net income (loss)	$171.4	$136.7	$34.1	$88.4	$80.1	$(305.5)	$205.2
Income tax expense	—	—	—	—	—	91.6	91.6
Interest expense	—	—	—	—	—	159.2	159.2
Depreciation and amortization	57.2	28.0	31.6	12.4	13.9	—	143.1
EBITDA	228.6	164.7	65.7	100.8	94.0	(54.7)	599.1
Share based compensation	—	—	—	—	—	26.1	26.1
Acquisition and integration related charges	3.4	5.6	3.6	—	2.1	0.3	15.0
Restructuring and related charges	1.5	7.7	3.7	—	19.8	—	32.7
Inventory acquisition step-up	—	—	0.8	—	—	—	0.8
Pet safety recall	—	—	24.9	—	—	—	24.9
Other	—	—	—	—	—	0.1	0.1
Adjusted EBITDA	$233.5	$178.0	$98.7	$100.8	$115.9	$(28.2)	$698.7
Nine Month Period Ended July 3, 2016
Net income (loss)	$171.7	$133.4	$59.8	$106.1	$92.0	$(299.7)	$263.3
Income tax expense	—	—	—	—	—	56.6	56.6
Interest expense	—	—	—	—	—	175.8	175.8
Depreciation and amortization	53.0	26.8	32.0	11.3	13.6	—	136.7
EBITDA	224.7	160.2	91.8	117.4	105.6	(67.3)	632.4
Share based compensation	—	—	—	—	—	43.4	43.4
Acquisition and integration related charges	1.6	11.9	3.9	0.5	12.8	0.5	31.2
Restructuring and related charges	1.2	0.4	2.6	0.4	3.6	—	8.2
Other	0.6	—	—	—	—	0.5	1.1
Adjusted EBITDA	$228.1	$172.5	$98.3	$118.3	$122.0	$(22.9)	$716.3

Consolidated Results of Operations

The following is summarized consolidated results of operations for Spectrum Brands Holdings, Inc. for the three and nine month periods ended July 2, 2017 and July 3, 2016 respectively:

	Three Month Period Ended				Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance		July 2, 2017	July 3, 2016	Variance
Net sales	$1,303.9	$1,361.5	$(57.6)	(4.2%)	$3,685.6	$3,790.0	$(104.4)	(2.8%)
Gross profit	473.4	530.6	(57.2)	(10.8%)	1,378.5	1,434.1	(55.6)	(3.9%)
Operating expenses	315.6	323.9	(8.3)	(2.6%)	925.5	936.4	(10.9)	(1.2%)
Interest expense	52.4	59.9	(7.5)	(12.5%)	158.8	175.8	(17.0)	(9.7%)
Income tax expense (benefit)	24.7	42.5	(17.8)	(41.9%)	88.8	46.8	42.0	89.7%
Net income	78.6	102.1	(23.5)	(23.0%)	202.5	268.6	(66.1)	(24.6%)

Net Sales. Net sales for the three month period ended July 2, 2017 decreased $57.6 million, or 4.2%, with a decrease in organic net sales of $52.8 million, or 3.9%. Net sales for the nine month period ended July 2, 2017 decreased $104.4 million, or 2.8%, with a decrease in organic net sales of $71.0 million, or 1.9%. The following sets forth net sales by segment for the three and nine month periods ended July 2, 2017 and July 3, 2016:

	Three Month Period Ended				Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance		July 2, 2017	July 3, 2016	Variance
Consumer batteries	$184.8	$187.2	$(2.4)	(1.3%)	$630.5	$618.0	$12.5	2.0%
Small appliances	145.4	151.1	(5.7)	(3.8%)	455.3	479.3	(24.0)	(5.0%)
Personal care	110.9	115.8	(4.9)	(4.2%)	378.2	393.0	(14.8)	(3.8%)
Global Batteries & Appliances	441.1	454.1	(13.0)	(2.9%)	1,464.0	1,490.3	(26.3)	(1.8%)
Hardware & Home Improvement	324.7	328.5	(3.8)	(1.2%)	927.2	912.9	14.3	1.6%
Global Pet Supplies	189.9	207.1	(17.2)	(8.3%)	576.0	619.0	(43.0)	(6.9%)
Home & Garden	192.4	212.0	(19.6)	(9.2%)	374.2	414.7	(40.5)	(9.8%)
Global Auto Care	155.8	159.8	(4.0)	(2.5%)	344.2	353.1	(8.9)	(2.5%)
Net Sales	$1,303.9	$1,361.5	(57.6)	(4.2%)	$3,685.6	$3,790.0	(104.4)	(2.8%)

The following sets forth the principle components of change in net sales from the three and nine month periods ended July 3, 2016 to the three and nine month period ended July 2, 2017:

(in millions)	Three Month Period Ended	Nine Month Period Ended
Net Sales for the periods ended July 3, 2016	$1,361.5	$3,790.0
Increase due to acquisitions	7.2	7.2
Increase in consumer batteries	—	21.5
Decrease in home appliances	(2.0)	(9.4)
Decrease in personal care	(2.6)	(6.8)
Decrease in global auto care	(3.4)	(8.1)
(Decrease) Increase in hardware & home improvement	(3.5)	13.5
Decrease in home & garden	(19.6)	(40.5)
Decrease in global pet supplies	(21.7)	(41.2)
Foreign currency impact, net	(12.0)	(40.6)
Net Sales for the periods ended July 2, 2017	$1,303.9	$3,685.6

Gross Profit. For the three month period ended July 2, 2017 gross profit decreased $57.2 million, attributable to a reduction in in net sales and lower gross profit margin. Gross profit margin decreased to 36.3% from 39.0% due to the decrease in organic sales and the pet safety recall discussed above. For the nine month period ended July 2, 2017, gross profit decreased $55.6 million attributable to a decrease in gross profit margin. Gross profit margin decreased to 37.4% from 37.8% primarily due to due to the decrease in organic sales and the pet safety recall discussed above.

Operating Expenses. Operating expenses for the three month period ended July 2, 2017 decreased $8.3 million primarily due to the decrease in share based compensation expense of $10.6 million and acquisition & integration related costs of $2.2 million partially offset by the increase in restructuring and related charges of $4.6 million. Operating expenses for the nine month period ended July 2, 2017 decreased $10.9 million primarily due to the decrease in share based compensation of $19.0 million and acquisition & integration related costs of $16.2 million, partially offset by the increase in restructuring and related charges of $8.4 million and depreciation & amortization expense of $6.4 million, and incremental operating expenses from the PET safety recall and non-recurring GBA costs. See Note 3, “Acquisitions and Integration Costs”, Note 4, “Restructuring and Related Charges” and Note 13 “Share Based Compensation” to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense decreased $7.5 million, or 12.5%, for the three month period ended July 2, 2017 and decreased $17.0 million, or 9.7% for the nine month period ended July 2, 2017 due to the refinancing activity previously discussed.

Income Taxes. Our effective tax rate was 23.9% for the three month period ended July 2, 2017 compared to 29.4% for the three month period ended July 3, 2016. Our effective tax rate was 30.5% for the nine month period ended July 2, 2017 compared to 14.8% for the nine month period ended July 3, 2016. Our estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% net of U.S. and non-U.S. taxes provided on income earned outside the U.S. that is not permanently reinvested.

For the three and nine month periods ended July 2, 2017, the effective tax rate was also reduced for the recognition of tax credits. For the three and nine month periods ended July 3, 2016, the effective tax rate was reduced by the release of valuation allowance on US net operating loss deferred tax assets and includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany. During the quarter, a local court ruled against our characterization of certain assets as amortizable under Germany tax law. We have appealed this ruling to the German Federal Court. While we continue to believe that our tax treatment was correct under the applicable German law, we have concluded that sufficient uncertainty on the ruling from the German Federal Court exists to record a full tax contingency for this exposure. For the nine month period ended July 3, 2016, the effective tax rate was also reduced due to $5.9 million for non-recurring items related to the impact of tax law changes and changed in state deferred tax rates on the Company’s net deferred tax liabilities.

Segment Financial Data

Global Batteries & Appliances

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance			July 2, 2017	July 3, 2016	Variance
Net sales	$441.1	$454.1	$(13.0)		(2.9%)	$1,464.0	$1,490.3	$(26.3)		(1.8%)
Operating income	44.9	46.1	(1.2)		(2.6%)	172.0	174.9	(2.9)		(1.7%)
Operating income margin	10.2%	10.2%	-	bps		11.7%	11.7%	—	bps
Adjusted EBITDA	64.6	64.3	0.3		0.5%	233.5	228.1	5.4		2.4%
Adjusted EBITDA margin	14.6%	14.2%	40	bps		15.9%	15.3%	60	bps

Net sales for the three month period ended July 2, 2017 decreased $13.0 million, or 2.9%, with a decrease in organic net sales of $4.6 million, or 1.0%.

•

Consumer batteries decreased $2.4 million with no change in organic net sales due to decreases in NA of $7.0 million due to pricing constraints on alkaline batteries offset by volume increases, increases in EMEA of $6.1 million from promotional sales volumes plus expansion with new and existing customers for both branded alkaline and specialty batteries, and increases in APAC of $0.5 million and LATAM of $0.4 million.

•

Small appliances decreased $5.7 million with a decrease in organic sales of $2.0 million due to decreases in EMEA of $2.4 million primarily from Brexit-related market softness in the UK, decreases in LATAM and APAC of $2.0 million and $1.1 million, respectively, partially offset by increases in NA of $3.5 million driven by continued growth through e-commerce channels and additional product listings with key retail customers.

•

Personal care appliances decreased $4.9 million with a decrease in organic sales of $2.6 million due to decreases in NA of $2.4 million from softer category POS, reduced retailer shelf space, partially offset by continued growth through e-commerce channels, a decrease in EMEA of $1.0 million from softer category POS, with increases in LATAM and APAC of $0.7 million and $0.1 million, respectively.

Net sales for the nine month period ended July 2, 2017 decreased $26.3 million, or 1.8%, with an increase in organic net sales of $5.3 million, or 0.4%.

•

Consumer batteries increased $12.5 million with an increase in organic net sales of $21.5 million due to an increases in EMEA of $24.4 million from promotional sales volumes plus expansion with new and existing customers for both branded alkaline and specialty batteries, decreases in NA of $5.0 driven by pricing constraints on alkaline batteries, discontinued private label business, offset by volume increases and strong holiday POS; and increases in APAC of $2.3 million and a decrease in LATAM of $0.2 million.

•

Small appliances decreased $24.0 million with a decrease in organic sales of $9.4 million due to decreases in EMEA of $6.3 million primarily from Brexit-related market softness in the UK, decreases in LATAM and APAC of $6.0 million and $3.7 million, respectively, offset by increases in NA of $6.6 million driven by growth in e-commerce channels, promotional sales volumes and additional product listings with key retail customers offsetting slow category POS.

•

Personal care appliances decreased $14.8 million with a decrease in organic sales of $6.8 million due to decreases in NA of $10.1 million from softer category POS, reduced retailer shelf space, and competitor promotions, partially offset by continued growth in e-commerce channels; increases in LATAM and APAC of $0.9 million and $1.4 million, respectively, and an increase in EMEA of $1.0 million from promotional sales volumes offset by softer category POS.

Operating income in the three month period ended July 2, 2017 decreased $1.2 million, with an operating margin consistent to the three month period ended July 3, 2016, from unfavorable product mix, increased depreciation and amortization, negative foreign currency, partially offset by cost improvements. Adjusted EBITDA in the three month period ended July 2, 2017 increased $0.3 million and the adjusted EBITDA margin improved 40 bps primarily due to cost improvements.

Operating income in the nine month period ended July 2, 2017 decreased $2.9 million, with an operating margin consistent to the nine month period ended July 3, 2016, from increased depreciation and amortization, non-recurring costs of $4.6 million primarily associated with bad debt from retail customer bankruptcy and legal expenses, incremental integration costs related to Shaser, and negative foreign currency, offset by cost improvements and product mix improvement. Adjusted EBITDA in the nine month period ended July 2, 2017 increased $5.4 million and the adjusted EBITDA margin improved 60 bps driven by product mix improvement and cost improvements offsetting non-recurring costs previously discussed.

Hardware & Home Improvement

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance			July 2, 2017	July 3, 2016	Variance
Net sales	$324.7	$328.5	$(3.8)		(1.2%)	$927.2	$912.9	$14.3		1.6%
Operating income	45.1	52.4	(7.3)		(13.9%)	137.4	134.1	3.3		2.5%
Operating income margin	13.9%	16.0%	(210)	bps		14.8%	14.7%	10	bps
Adjusted EBITDA	62.2	65.2	(3.0)		(4.6%)	178.0	172.5	5.5		3.2%
Adjusted EBITDA margin	19.2%	19.8%	(60)	bps		19.2%	18.9%	30	bps

Net sales for the three month period ended July 2, 2017 decreased $3.8 million, or 1.2%, with an organic net sales decrease of $3.5 million, or 1.1%.

•

Security and locksets increased $0.4 million due to increases in NA of $1.7 million from the introduction of Tell product in the retail channels partially offset by delayed shipping as a result of restructuring initiatives, decreases in LATAM of $1.9 million primarily driven by the exit of lower margin business of $1.6 million; with marginal increases in APAC of $0.6 million.

•

Plumbing accessories decreased $1.4 million due to decreases in NA of $0.5 million due to delayed shipping as a result of ongoing restructuring initiatives, offset by strong promotional sales volumes in Canada; with decreases in LATAM of $0.8 million.

•

Hardware decreased $2.5 million due to decreases in NA of $0.6 million due to delayed shipments as a result of restructuring initiatives, and a decrease in LATAM of $2.0 million primarily driven by the exit of lower margin business of $1.7 million.

Net sales for the nine-month period ended July 3, 2017 increased $14.3 million, or 1.6%, for the nine month period ended July 2, 2017 while organic net sales increased $13.5 million, or 1.5%,

•

Security and locksets increased $14.0 million from increased volumes due to the introduction of new products with key retailers, promotional sales in e-commerce channels, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels, offset by delayed shipping as a result of restructuring initiatives, partially offset by the exit of lower margin business of $6.1 million in LATAM;

•

Plumbing increased $2.7 million due to strong promotional sales volumes in Canada, and the introduction of new products with key retailers, offset by delayed shipping as a result of ongoing restructuring initiatives.

•	Hardware decreased $3.2 million driven by the exit of lower margin business of $5.2 million in LATAM; offset by incremental retail volumes and new product introduction.

Operating income in the three month period ended July 2, 2017 decreased $7.3 million with an operating income margin decrease of 210 bps due to the decrease in sales volumes, restructuring related activity, and increased investment in research and development. Adjusted EBITDA in the three month period ended July 2, 2017 decreased $3.0 million with an adjusted EBITDA margin decrease of 60 bps due to the decrease in sales volumes and increased operating expenses, excluding restructuring related costs.

Operating income in the nine month period ended July 2, 2017 increased $3.3 million with a marginal increase in operating income margin of 10 bps due to increase in sales volumes with cost improvements, partially offset with increases in restructuring related activity. Adjusted EBITDA in the nine month period ended July 2, 2017 increased $5.5 million with adjusted EBITDA margin increase of 30 bps due to the increase in sales volumes with cost improvements, excluding restructuring related activities.

Global Pet Supplies

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance			July 2, 2017	July 3, 2016	Variance
Net sales	$189.9	$207.1	$(17.2)		(8.3%)	$576.0	$619.0	$(43.0)		(6.9%)
Operating income	(5.2)	25.7	(30.9)		(120.2%)	34.4	60.5	(26.1)		(43.1%)
Operating income margin	(2.7%)	12.4%	(1,510)	bps		6.0%	9.8%	(380)	bps
Adjusted EBITDA	36.1	37.7	(1.6)		(4.2%)	98.7	98.3	0.4		0.4%
Adjusted EBITDA margin	19.0%	18.2%	80	bps		17.1%	15.9%	120	bps

Net sales decreased $17.2 million, or 8.3%, for the three month period ended July 2, 2017, with a decrease in organic net sales of $21.7 million, or 10.5%.

•	Net sales were positively impacted by $7.2 million due to the acquisition of PetMatrix with $6.4 million and GloFish with $0.8 million.
•	Net sales were negatively impacted by $6.7 million for anticipated customer returns as a result of the pet safety recall discussed previously.
•

Excluding the impact of the safety recall and acquisitions, companion animal decreased $11.8 million primarily due to a decrease in EMEA of $6.9 million primarily for a reduction of $4.7 million for the acceleration of the exit of a pet food tolling agreement, lower distribution and softer POS from increased competition, and decreases in NA of $5.5 million from retail inventory reduction management programs, reduced listings and soft POS with pet specialty retailers, exiting of low margin private label product of $0.9 million and reduced distribution following the safety recall;

•

Excluding the impact of acquisitions, aquatics sales decreased $3.2 million primarily due to decrease in NA of $2.3 million from retail inventory reduction management programs and soft category POS with pet specialty customers, and decrease in EMEA of $0.9 million due to delayed sales due to weather.

Net sales decreased $43.0 million, or 6.9% for the nine month period ended July 2, 2017, with decrease in organic net sales of $41.2 million, or 6.7%.

•	Net sales were positively impacted by $7.2 million due to the acquisition of PetMatrix and GloFish.
•	Net sales were negatively impacted by $6.7 million for anticipated customer returns as a result of the pet safety recall discussed previously.
•

Excluding the impact of the safety recall and acquisitions, companion animal sales decreased $27.3 million due to decrease in EMEA of $19.0 million from lower distribution and softer POS from increased competition and a reduction of $9.8 million for the acceleration of the exit of a pet food tolling agreement, and decreases in NA of $9.5 million from retail inventory reduction management programs, reduced listings and soft POS with pet specialty retailers, and low margin product exits of $5.2 million, offset by channel expansion of Nature’s Miracle product.

•

Excluding the impact of acquisitions, aquatics sales decreased $7.4 million due to a decrease in NA of $6.8 million from retail inventory reduction management programs and soft category POS with pet specialty customers; marginal increase in EMEA of $0.1 million due to promotional sales offset by delayed sales due to weather.

Operating income decreased $30.9 million for the three month period ended July 2, 2017 with a decrease in operating income margin of 1,510 bps primarily driven by the reduction of sales volumes, product recall, incremental acquisition & integration activity; partially offset by cost improvements. Adjusted EBITDA in the three month period ended July 2, 2017 decreased $1.6 million with adjusted EBITDA margin increasing 80 bps due to reduced sales volumes and product recall offset by cost improvements.

Operating income decreased $26.1 million for the nine month period ended July 2, 2017, and a decrease in operating income margin of 380 bps primarily driven by the reduction in sales volumes, product recall, incremental acquisition & integration activity; partially offset by product mix and cost improvements. Adjusted EBITDA in the nine month period ended July 2, 2017 increased $0.4 million and adjusted EBITDA margin increased 120 bps due to cost improvements, improved product mix, and expense management offset by reduced sales volumes.

Home and Garden

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance			July 2, 2017	July 3, 2016	Variance
Net sales	$192.4	$212.0	$(19.6)		(9.2%)	$374.2	$414.7	$(40.5)		(9.8%)
Operating income	55.3	63.1	(7.8)		(12.4%)	88.4	106.1	(17.7)		(16.7%)
Operating income margin	28.7%	29.8%	(110)	bps		23.6%	25.6%	(200)	bps
Adjusted EBITDA	59.5	67.0	(7.5)		(11.2%)	100.8	118.3	(17.5)		(14.8%)
Adjusted EBITDA margin	30.9%	31.6%	(70)	bps		26.9%	28.5%	(160)	bps

Net sales decreased $19.6 million, or 9.2%, for the three month period ended July 2, 2017.

•

Lawn & garden control products decreased $1.7 million due to weather conditions decreasing seasonal inventory sales and lower POS, reduction in distribution from retail inventory reduction management programs; offset by the introduction of new product and increased market share with key retail partners.

•

Repellent products decreased $17.7 million due to weather conditions decreasing seasonal inventory sales and lower POS, reduction in distribution from retail inventory management programs, coupled with higher demand driven by Zika concerns in the prior period.

•	Household insect control products marginally decreased $0.2 million.

Net sales decreased $40.5 million, or 9.8%, for the nine month period ended July 2, 2017

•

Lawn & garden control products decreased $12.7 million due to lower POS and weather conditions decreasing seasonal inventory sales and reduction in distribution from retail inventory reduction management programs; offset by the introduction of new product and increased market share with key retail partners.

•

Repellent products decreased $30.2 million due to lower POS and weather conditions decreasing seasonal inventory sales and reduction in distribution from retail inventory reduction management programs, coupled with higher demand driven by Zika concerns in the prior period.

•	Household insect control products increased $2.4 million.

Operating income for the three month period ended July 2, 2017 decreased $7.8 million with a decline in operating income margin of 110 bps primarily from lower sales volumes, incremental investment in marketing costs for new product launches and channel expansion. Adjusted EBITDA in the three month period ended July 2, 2017 decreased $7.5 million with adjusted EBITDA margin decrease of 70 bps primarily due to the lower sales volumes discussed above and incremental investment in marketing costs for new product launches and channel expansion.

Operating income for the nine month period ended July 2, 2017 decreased $17.7 million with a decline in operating income margin of 200 bps from lower sales volumes, incremental investment in marketing costs for new product launches and channel expansion, partially offset by lower restructuring and integration related charges. Adjusted EBITDA in the nine month period ended July 2, 2017 decreased $17.5 million with a decline in adjusted EBITDA margin of 160 bps from lower sales volumes and incremental investment in marketing costs for new product launches and channel expansion.

Global Auto Care

	Three Month Period Ended					Nine Month Period Ended
(in millions, except %)	July 2, 2017	July 3, 2016	Variance			July 2, 2017	July 3, 2016	Variance
Net sales	$155.8	$159.8	$(4.0)		(2.5%)	$344.2	$353.1	$(8.9)		(2.5%)
Operating income	32.5	44.5	(12.0)		(27.0%)	80.1	93.1	(13.0)		(14.0%)
Operating income margin	20.9%	27.8%	(690)	bps		23.3%	26.4%	(310)	bps
Adjusted EBITDA	50.7	54.2	(3.5)		(6.5%)	115.9	122.0	(6.1)		(5.0%)
Adjusted EBITDA margin	32.5%	33.9%	(140)	bps		33.7%	34.6%	(90)	bps

Net sales decreased $4.0 million, or 2.5%, for the three month period ended July 2, 2017, with a decrease in organic net sales of $3.4 million, or 2.1%.

•

Auto appearance products decreased $1.1 million due to cooler and wet weather conditions and slowed POS during the period, mass and auto retailer inventory reduction programs, and delayed shipping as a result of ongoing restructuring initiatives.

•

Refrigerant products decreased $0.9 million due to cooler and wet weather conditions and slowed POS during the period, mass and auto retailer inventory reduction programs, and delays as a result of ongoing restructuring initiatives.

•	Auto performance products and other decreased $1.4 million due to mass and auto retail inventory reductions programs.

Net sales for the nine month period ended July 2, 2017 decreased $8.9 million, or 2.5%, with a  decrease in organic net sales of $8.1 million, or 2.3%,

•

Auto appearance products decreased $6.0 million due to cooler and wet weather conditions and slowed POS, mass and auto retailer inventory reduction programs, and timing as a result of ongoing restructuring initiatives.

•

Refrigerant products increased $0.7 million due to price increases implemented in response to refrigerant cost increases offset by cooler and wet weather conditions and slowed POS, mass and auto retail inventory reduction programs, and timing as a result of ongoing restructuring initiatives.

•	Auto performance products and other decreased $2.8 million due to mass and auto retail inventory reductions programs.

Operating income decreased for the three month period ended July 2, 2017 by $12.0 million with an operating income margin decrease of 690 bps due to the decrease in sales volumes, higher marketing costs for new product introductions, and increased restructuring costs. Adjusted EBITDA decreased $3.5 million for the three month period ended July 2, 2017 with an adjusted EBITDA margin decrease of 140 bps from a  decrease in sales volumes, higher marketing costs for new product introductions.

Operating income decreased for the nine month period ended July 2, 2017 by $13.0 million with an operating income margin decrease of 310 bps from a  decrease in sales volumes, higher marketing costs for new product introductions and increased restructuring costs; offset by improved product mix. Adjusted EBITDA decreased $6.1 million for the nine month period ended July 2, 2017 with an adjusted EBITDA margin decrease of 90 bps from a  decrease in sales volumes, higher marketing costs for new product introductions; offset by improved product mix.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the nine month periods ended July 2, 2017 and July 3, 2016:

	SBH		SB/RH
(in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net cash provided by operating activities	$162.4	$117.9	$144.6	$104.7
Net cash used by investing activities	$(379.7)	$(60.7)	$(379.7)	$(60.7)
Net cash provided (used) by financing activities	$53.4	$(186.4)	$75.6	$(173.3)
Effect of exchange rate changes on cash and cash equivalents	$(1.5)	$(1.7)	$(1.5)	$(1.7)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $44.5 million during the nine month period ended July 2, 2017 due to:

•

Incremental cash generated from the segment operations of $18.3 million; including an increase in cash flow contributed by working capital of $30.6 million, primarily from working capital management initiatives;

•	Decrease in cash paid for interest of $48.1 million due to a reduction in annualized interest costs from refinancing activities previously discussed;
•	Decrease in cash paid for restructuring and integration related activities of $10.9 million; and
•	Decrease in cash paid for income taxes of $2.0 million; partially offset by
•	Cash payment to Stanley Black and Decker of $23.2 million as a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013;
•	Increased corporate expenditures for investment in corporate initiatives of $5.4 million; and
•	Non-recurring financing cost of $6.2 million associated with a premium on the redemption of 6.375% Notes and costs for re-pricing the USD Term Loan and Revolver Facility

Cash Flow from Investing Activities

Cash flow used in investing activities increased $319.0 million during the nine month period ended July 2, 2017 due to:

•	Cash used for the purchase of business acquisitions of PetMatrix for $255.0 million and GloFish for $49.7 million;
•	Increase in capital expenditures of $18.5 million associated with incremental investment in capacity expansion and cost reduction projects; partially offset by
•	Increase in proceeds received from the sale of property, plant and equipment of $3.5 million.

Cash Flow from Financing Activities

Cash flows from financing activities increased $239.8 million for the nine month period ended July 2, 2017 due to incremental proceeds from debt issuances offset by cash payments towards debt issuance costs, dividends and treasury stock repurchases.

Debt

During the nine months ended July 2, 2017, the Company recognized incremental proceeds from the issuance of debt of $353.6 million; including $250.0 million from the issuance of USD Term Loan primarily to support funding acquisition activity, incremental net proceeds from the Revolver Facility of $94.5 million primarily to support working capital, acquisition activity and treasury stock repurchases, and $9.1 million of other debt financing. The Company made $223.3 million payments on debt, including $129.7 million for the redemption of the 6.375% Notes, $61.3 million for the redemption of the Euro Term Loan, and $32.3 million of scheduled amortizing payments on debt.

The Company also maintains a $700.0 million revolving credit facility that matures in March 2022 (“Revolver Facility”) which the Company may borrow funds on a variable interest rate. As a result of borrowings and payments under the Revolver Facility, at July 2, 2017, the Company had borrowing availability of $385.4 million, net of outstanding letters of credit of $20.1 million and a $1.5 million amount allocated to a foreign subsidiary.

Refer to Note 9 to the Condensed Consolidated Financial Statements, “Debt”, included elsewhere in this Quarterly Report for additional information.

At July 2, 2017, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

The Company’s access to the capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Equity

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization was effective for 36 months. On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018. During the nine month period ended July 2, 2017, treasury share repurchases increased by $125.7 million as 1.3 million shares were repurchased at an average price of $123.90 per share with $437.1 million remaining under the current plan. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

SBH made cash dividend payments of $72.1 million during the nine month period ended July 2, 2017, an increase of $7.5 million due to the increase in the quarterly dividend from $0.38 to $0.42 per share.

During the nine month period ended July 2, 2017, SBH granted 0.7 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $88.0 million, which represented unearned share based compensation. Such unearned compensation is recognized as expense over the appropriate vesting period. See Note 13, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

The Company purchased the remaining 44% non-controlling interest of Shaser, Inc. with a cash payment of $12.6 million. Refer to Note 3 to the Condensed Consolidated Financial Statements, “Acquisitions”, included elsewhere in this Quarterly Report for additional information.

SB/RH

Liquidity and capital resources of SB/RH are highly dependent upon the cash flow and financing activities of SBH.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgements, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early adoption available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We have performed our preliminary risk assessment and scoping of the adoption impact and are currently performing a detailed assessment of various implementation matters that may have an impact on the consolidated financial statements of the Company, but we have not concluded on the materiality or method of adoption.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available to us in the first quarter of the year ending September 30, 2018. The net periodic benefit cost for the year ended September 30, 2016 was $4.5 million, of which the service cost component was $2.8 million and other components were $1.7 million. The net periodic benefit cost for the year ending September 30, 2017 will be $7.6 million, of which the service cost component is $3.9 million and other cost components are $3.7 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There have been no material changes in the Company’s market risk during the nine month period ended July  2, 2017. For additional information, refer to Note 9 “Debt”, and Note 10 “Derivatives”, to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the nine month period ended July 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the nine month period ended July 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  With the exception of the change in risk factors discussed below, we believe that at July 2, 2017, there have been no material changes in our risk factors from those contained in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2016.

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

As previously announced by HRG in November 2016, HRG disclosed that its Board of Directors had initiated a process to explore the strategic alternatives available to HRG with a view to maximizing shareholder value. HRG has further stated that as part of this process, HRG expects to discuss and may make proposals to one or more of the Company, its management, its board of directors, its stockholders and other persons, including discussions and proposals that may include, but are not limited to, a merger or a sale and/or a business combination of HRG and the Company. HRG has stated there is no definitive schedule for it to complete its review of strategic alternatives.

In light of HRG’s announcement of its exploration of strategic alternatives last November, the Company’s Board of Directors formed a special committee of independent directors and has hired independent financial and legal advisors. The committee is in preliminary discussions with HRG concerning a potential strategic transaction.  Any such transaction is expected to be beneficial to all shareholders of the Company. There can be no assurance that any proposal will be made or that HRG’s process will result in a transaction, or if a transaction is undertaken, as to its terms, timing or outcome. Neither we nor HRG intend to provide any updates with respect to the foregoing unless determined otherwise in our or HRG’s sole discretion or as required by law.

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

The intention to withdraw begins a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. Negotiations will commence to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others we cannot anticipate, Transactions between the UK and the EU, as well as the UK and non-EU countries, such as the United States will be affected because the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax treaties with countries all over the world, which could take years to complete. While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the EU, as well as expected changes in tax laws or regulations which could materially and adversely affect our business, business opportunities, results of operations, financial condition, liquidity and cash flows.

The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability

In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plantiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and Adjusted EBITDA in the PET segment and the Company expects ongoing impacts to its business. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended July 2, 2017, we did not sell any equity securities that were not registered under the Securities Act. On July 28, 2015, the Board of Directors approved a $300 million common stock repurchase program. The authorization was effective for 36 months. The following table reflects all shares repurchased within the common stock repurchase program:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2016	580,087	$96.26	580,087	$244,159,304
October 1 to October 30, 2016	25,196	135.10	25,196	240,755,272
October 31 to November 27, 2016	46,004	129.43	46,004	234,801,082
November 28, 2016 to January 1, 2017	736,081	119.93	736,081	146,520,916
Quarter ended January 1, 2017	807,281	$120.95	807,281	$146,520,916
January 2 to January 24, 2017	44,550	122.38	44,550	141,068,869
As of January 24, 2017	1,431,918	$110.99	1,431,918	$141,068,869

On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018. As of July 2, 2017 there has been the following activity on the $500 million common stock repurchase program:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of January 24, 2017	—	$—	—	$500,000,000
January 24 to January 29, 2017	—	—	—	500,000,000
January 30 to February 26, 2017	—	—	—	500,000,000
February 27 to April 2, 2017	—	—	—	500,000,000
Quarter ended April 2, 2017	—	$—	—	$500,000,000
April 3 to April 30, 2017	—	—	—	500,000,000
May 1 to May 28, 2017	254,699	128.63	254,699	467,238,277
May 29 to July 2, 2017	232,978	129.24	232,978	437,127,636
Period ended July 2, 2017	487,677	$128.92	487,677	$437,127,636

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2017
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2017
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

Exhibit 10.2

Fourth Amendment dated as of May 16, 2017 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent and the lenders party thereto (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 16, 2017 (File No. 001-34757)).

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
* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."