Form 10-K
period 2017-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2017-11-16
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 31(a) of the Exchange Act.

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $3,333,769,931 based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (April 2, 2017). As of November 14, 2017, there were outstanding 57,626,070 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Spectrum Brands Holdings, Inc.’s definitive proxy statement to be filed within 120 days of September 30, 2017 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this report, the words  anticipate,  intend,  plan,  estimate,  believe,  expect,  project,  could,  will,  should,  may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and undue reliance should not be placed on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of actions taken by significant stockholders;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors, or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
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
•

public perception regarding the safety of products that we manufacture and sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

•	the impact of pending or threatened litigation;
•	the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;
•	government regulations;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets; and
•	the special committee’s exploration of strategic alternatives and the terms of any strategic transaction, if any.

Some of the above-mentioned factors are described in further detail in the sections entitled Risk Factors in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the end of the period covered by this report, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

General

We are a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”); Europe, Middle East & Africa (“EMEA”); Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. We manage the business in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Hardware & Home Improvement (“HHI”), (iii) Global Pet Supplies (“PET”), (iv) Home and Garden (“H&G”) and (v) Global Auto Care (“GAC”). Geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The following is an overview of the consolidated business showing the net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2017:

Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the consolidated operating results.

Our Strategy

Our mission is to achieve superior shareholder returns through above-market organic growth, with a focus on building sustainable free cash flow and further acquisitions. Our vision is to be the preferred strategic partner to our customers with an expanding portfolio of innovative and superior-value consumer products and brands. We believe that building loyalty and success over the long-term is fundamental to executing on this strategy. To transition to the next performance level and deliver long-term value to our key stakeholders, we will seek to realize our vision by pursuing the “Spectrum First” growth strategy across all of our divisions and regions.

The Spectrum First growth accelerators - Customer,  Process, and People - provide the roadmap for how we intend to execute this strategy. Each growth accelerator has three drivers. These accelerators and their respective drivers are collectively known as the “Spectrum First 3x3.”

•

Customer – Our first growth accelerator focuses on strengthening strategic partnerships with customers. Our objective is for our retail partners to think of Spectrum Brands first when identifying how best to compete for consumers’ attention to bring them into their stores and online platforms with exciting product innovation, converting interest to sales through value products, and being a strategic supplier through total-cost reduction initiatives.

•

Process – Our process growth accelerator is intended to drive continuous improvements in our products, costs and processes to generate healthy margins through sales growth with our “more-more-more” strategy to achieve above-market sales growth, which means entering into more countries, serving more channels and launching more categories. We also seek to drive continuous improvement over performance, quality and costs, and provide superior and efficient services through our shared services and “Centers of Excellence” model.

•

People – Employees represent the third Spectrum First growth accelerator. We are working to be a preferred employer by empowering our teams and providing long-term career opportunities and pay-for-performance through focusing on retention and collaboration; driving empowered teams with trust, competence and speed; supporting alignment and providing more paths for employees to embrace new challenges and advance their careers across the global organization.

Global Batteries and Appliances (GBA)

The following is an overview of GBA net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2017:

The consumer batteries product category consists of alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries and battery chargers primarily under the Rayovac® and VARTA® brands. Additionally, we manufacture alkaline batteries for third parties who sell under their own private labels. We also offer a broad line of battery-powered portable lighting products including flashlights and lanterns under the Rayovac® and VARTA® brands, and other proprietary brand names pursuant to licensing arrangements with third parties. We manufacture and sell hearing aid batteries under several brand names and private labels for many major hearing aid device manufacturers. Other specialty battery products include keyless entry batteries, portable chargers and coin cells for use in watches, cameras, calculators, communications equipment, and medical instruments.

The small appliances product category consists of small kitchen appliances under the Black & Decker®, Russell Hobbs®, George Foreman®, Juiceman® and Breadman® brands, including toaster ovens, toasters, sandwich makers, coffeemakers, coffee grinders, can openers, electric knives, grills, deep fryers, food choppers, food processors, slow cookers, hand mixers, blenders, juicers, bread makers, kettles, rice cookers and steamers. We also sell small home product appliances, including hand-held irons and vacuum cleaners, primarily under the Black & Decker® and Russell Hobbs® brands.

The personal care product category includes a broad line of electric shaving and grooming products under the Remington® brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body groomers, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems. Other personal care products include hand-held dryers, curling irons, straightening irons, straightening brushes, hair setters, and facial brushes.

We manage our GBA sales teams by geographic region and product category. We sell primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. We maintain separate sales teams to service (i) our retail sales and distribution channels; (ii) our hearing aid professionals channel; and (iii) our industrial distributors and OEM sales and distribution channel. International distribution varies by region and is often executed on a country-by-country basis. We utilize a network of independent brokers to service participants in selected distribution channels.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the segment’s operating results.

Hardware and Home Improvement (HHI)

The following is an overview of HHI net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2017:

The security product category includes a broad range of locksets and door hardware including knobs, levers, deadbolts and handle sets sold under four main brands: (i) Kwikset®, residential door hardware sold primarily in the U.S.; (ii) Weiser®, residential door hardware sold primarily in Canada; (iii) Baldwin®, luxury residential door hardware sold primarily in the U.S.; and (iv) Tell®, commercial doors and hardware sold primarily in the U.S. Our residential lockset products incorporate patented SmartKey® technology that provides advanced security and easy rekeying. The security segment also includes electronic and connected locks allowing customers more convenience and protection including remote security features as part of many home automation solutions. We also supply product to some customers who have private label offerings.

The plumbing product category includes kitchen and bath faucets and accessories under the Pfister® brand, which delivers best in class designs at a value. Pfister® offers a wide range of styles and finishes to meet a variety of consumer, plumber and builder needs.

The hardware product category includes a broad range of products such as hinges, metal shapes, security hardware, track and sliding door hardware and gate hardware sold primarily under the National Hardware® brand in the U.S. We also sell some products under the Stanley® brand subject to a licensing arrangement.

The sales force of the HHI business is aligned by brands, customers and geographic regions. We have strong partnerships with a variety of customers including large home improvement centers, wholesale distributors, home builders, plumbers, home automation providers, and commercial contractors.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the segment’s operating results.

Global Pet Supplies (PET)

The following is an overview of PET net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2017:

The aquatics product category includes a broad line of products, including fully integrated consumer and commercial aquarium kits, stand-alone tanks, aquatics equipment such as filtration systems, heaters and pumps, and aquatics consumables such as fish food, water management and care. Our largest aquatics brands are Tetra®, Marineland® and Instant Ocean®. On May 12, 2017, we entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operation, including transfer of the GloFish® brand, its related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of multiple species and color combinations of fluorescent fish sold through retail and online channels.

The companion animal product category includes a variety of specialty pet products, including rawhide chews, dog and cat clean-up, training, health and grooming products, and small animal food and care products. Our largest specialty pet brands include Dingo®, FURminator®, Nature’s Miracle®, Wild Harvest®, 8-in-1®, Littermaid® and Healthy-Hide®, marketed across the Good’n’Fun®, and Good’n’Tasty® family of brands. On June 1, 2017, we acquired PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. PetMatrix will provide the segment with complementary product offerings, as well as entrance into an expanding business of raw-hide free treats in the product category. The product category also includes wet and dry pet food for dogs and cats under the IAMS®, Eukanuba® and 8-in-1® brand names in European markets

We sell primarily to pet superstores, mass merchandisers, e-tailers, grocery stores and drug chains, warehouse clubs and other specialty retailers. International distribution varies by region and is often executed on a country-by-country basis.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the segment’s operating results.

Home and Garden (H&G)

The following is an overview of H&G net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2017:

The controls product category includes a variety of outdoor insect and weed control solutions, and animal repellents under the brand names Spectracide®, Black Flag®, Garden Safe®, EcoLogic® and Liquid Fence®.  Our lines of outdoor control solutions are designed to assist consumers in controlling insects, weeds and animals when tackling lawn and landscaping projects. Our outdoor products are available as aerosols, granules, ready-to-use sprays or hose-end ready-to-sprays designed to fulfill a variety of consumer needs.

The household product category includes a broad array of household pest control solutions, such as spider and scorpion killers; ant and roach killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. Our largest brands in the household insect control and rodenticide category are Hot Shot® and Black Flag®.

The repellents product category includes personal-use pesticides for protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents in a variety of formulas to meet consumer needs, such as aerosols, lotions, pump sprays and wipes, as well as area repellents, such as yard sprays and citronella candles to allow consumers to enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter® and Repel®.

We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers, primarily in the U.S.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the segment’s operating results.

Global Auto Care (GAC)

The following is an overview of GAC net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2017:

The appearance product category includes protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand name Armor All®. Armor All® is a leader in the automotive aftermarket appearance products category based upon its recognized brand name, convenient application methods and product innovation.

The performance product category includes STP® branded fuel and oil additives, functional fluids and automotive appearance products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The strong brand equity of STP® also provides for attractive licensing opportunities that augment our presence in our core performance categories.

The A/C recharge product category includes do-it-yourself automotive air conditioner recharge products under the A/C PRO® brand name, along with other refrigerant and oil recharge kits, sealants and accessories.

The GAC business sales force is geographically aligned with key customers and supply chains. We sell primarily to big-box auto, auto specialty retail, mass retailers, food and drug retailers, and small regional and convenience store retailers. Our small regional and convenience store customers are serviced by brokers and distributors. International distribution varies by region and is often executed on a country-by-country basis.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 to this Annual Report, for further discussion of the segment’s operating results.

Other Information

Sales, Distribution and Competition

We sell our products through a variety of trade channels, including retailers, e-commerce and online retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated on a worldwide basis into a small number of regional and national mass merchandisers and e-commerce companies that generally have strong negotiating power with their suppliers. A significant percentage of our sales are attributable to a limited group of retailer customers, including (in alphabetical order), Amazon, Autozone, Dollar General, Lidl, Lowe’s, PetSmart, O’Reilly, Target, The Home Depot, and Wal-Mart. Our sales to our largest customer, Wal-Mart, represented approximately 15% of our consolidated net sales for the fiscal year ended September 30, 2017. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2017.

Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies. We compete for limited shelf space and consumer acceptance based on location and product segment. We also compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products, typically at lower prices. The Company addresses competitive challenges with the following factors:

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

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum Brands, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Brands and Honeywell.

Within GBA, primary competitors for consumer batteries include Energizer Holdings, Inc. (Energizer), Berkshire Hathaway (Duracell), Montana Tech Components AG (PowerOne), Matsushita (Panasonic) and private label brands of major retailers. Primary competitors for small appliances include Newell Brands (Sunbeam, Mr. Coffee, Crockpot, Oster), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja (Shark, Ninja), Hamilton Beach Holding Co. (Hamilton Beach, Proctor Silex), Sensio, Inc. (Bella); SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid), Conair Corporation (Cuisinart, Waring), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards) and private label brands for major retailers. Primary competitors in personal care include are Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Within HHI, primary competitors in security and residential locksets include Allegion (Schlage), Assa Abloy (Emtek, Yale) and private label import brands such as Defiant. Primary competitors for hardware include The Hillman Group, Hampton Hardware and private labels such as Crown Bolt. Primary competitors for plumbing include Masco (Delta), Fortune Brands (Moen), Kohler, American Standard and private label brands such as Glacier Bay.

Primary competitors in PET are Mars Corporation, the Hartz Mountain Corporation and Central Garden & Pet Company which all sell a comprehensive line of pet supplies that compete across our product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines.

Primary competitors in H&G are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin), Bayer A.G. (Bayer Advanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).

Within GAC, primary competitors for appearance products are Meguiars, Turtle Wax, Black Magic, Mothers, and private label brands. Primary competitors in performance chemical products include Lucas, Gumout, Chevron, Prestone, and private label brands. Primary competitors for A/C recharge products primarily consist of private label brands. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies such as Mothers, Meguiars, Lucas, and Sea Foam.

Seasonality

On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Sales in our GBA segment, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (the Company’s first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fourth fiscal quarter) and in December for the holiday season. Sales in our HHI segment primarily increase during the spring and summer construction period (the Company’s third and fourth fiscal quarters). Sales in our PET segment remain fairly consistent throughout the year with little variation. Sales in our H&G segment and GAC segment typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
First Quarter	24%	24%	23%
Second Quarter	24%	24%	23%
Third Quarter	26%	27%	26%
Fourth Quarter	26%	25%	28%

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing include zinc, electrolytic manganese dioxide used in our consumer batteries products; brass and steel used in our HHI products; and refrigerant R-134a used in our GAC A/C recharge products; that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage certain raw material costs we expect to incur over the next 12 to 24 months.

Substantially all of our rechargeable batteries and chargers, portable lighting products, personal care and small appliances, and rawhide alternative products from our recent PetMatrix acquisition are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. We maintain ownership of most of the tooling and molds used by our suppliers.

We continually evaluate our manufacturing facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

Patents and Trademarks

We use and maintain a number of patents, trademarks, brand names and trade names that are, in the aggregate, important to our businesses. We seek trademark protection in the U.S. and in foreign countries. The Company’s most significant registered trademarks are:

Segment	Trademarks
GBA	Rayovac®, VARTA®, Remington®, Black & Decker®, George Foreman®, Russell Hobbs®, Farberware®, Toastmaster®, Breadman®, Juiceman®
HHI	Kwikset®, Weiser®, Baldwin®, National Hardware®, Stanley®, Fanal®, Pfister®, Tell®
PET	Tetra®, 8-in-1®, Dingo®, Nature’s Miracle®, Wild Harvest®, Marineland®, Furminator®, Littermaid®, Birdola®, Healthy Hide®, Digest-eeze®, Iams®, Eukanuba®, SmartBone®, DreamBones®, GloFish®
H&G	Spectracide®, Cutter®, Hot Shot®, Real Kill®, Ultra Kill®, Black Flag®, Liquid Fence®, Rid-a-bug®, TAT®, Garden Safe®, Repel®
GAC	Armor All®, STP®, A/C PRO®

We acquired the rights to the VARTA® trademark in the consumer battery category and Johnson Controls Inc. acquired rights to the trademark in the automotive battery category from VARTA AG. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trademark with micro batteries. We are party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA® trademark.

We license the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through a trademark license agreement with The Black and Decker Corporation (“BDC”) through December 2018. Under the agreement, Spectrum agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires us to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name with no minimum royalty payments during such transition period and BDC has agreed to not compete in the four categories for five years after the end of the transition period. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

We own the rights to use the Remington® trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. We retain the trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

We license the Stanley® and Black & Decker® marks and logos in the HHI segment for such products as residential locksets, builder’s hardware, padlocks, and door hardware through a transitional trademark license agreement with Stanley Black & Decker Corporation (“SBD”). Under the agreement and as part of the acquisition of the HHI Business in December 2012, Spectrum has a royalty-free, fully paid license to use certain trademarks, brand names and logos in marketing our products and services for five years after the completion of the HHI Business acquisition. The Company has amended the license agreement with SBD to extend the license agreement and allow for the continued use of the respective trademarks, brand names and logos in the HHI segment through December 2018. During this extension period, Spectrum will pay to SBD royalties based on a percentage of sales.

We own or license from third parties a significant number of patents and patent applications throughout the world relating to products we sell and manufacturing equipment we use. Through our GBA segment, we hold a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom we pay a royalty. Through ownership of Shaser, Inc., we have patented technology that is used in our i-Light and i-Light Reveal product line. Through our HHI segment, we own the patented SmartKey®  technology, which enables customers to easily rekey their locks without hiring a locksmith. Through our acquisition of PetMatrix on June 1, 2017, we own patented technology for the development of edible rawhide-free pet treats. Through our acquisition of GloFish on May 12, 2017, we own patented technology used in the development and breeding of fluorescent ornamental fish.

Research and Development

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality. During the years ended September 30, 2017, 2016 and 2015, we invested $59.5 million, $58.7 million and $51.3 million, respectively, in product research and development.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere within the Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington® brand name, VARTA® battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation and implementing regulations as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. EU member states have adopted enabling legislation required by the directive and issued additional guidance. We will continue to evaluate the impact of the Battery Directive and its enabling legislation.

Certain of our products and facilities in each of our business segments are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, delay in receipt or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

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

Certain A/C products containing R-134a are subject to regulation in the U.S. markets under the EPA’s Significant New Alternative Policy (“SNAP Program”), which implements international agreements restricting the use of certain refrigerants. The EPA has identified use of R-134a in new automotive air conditioning systems as an approved use up to the 2020 automotive model year. The EPA has not yet approved a replacement refrigerant under the SNAP program for sale in small cans for automotive use for automobiles produced beginning with the 2021 model year, and future rulemakings from the agency are anticipated. In addition, in 2017 the Court of Appeals for the District of Columbia issued a decision that may remove R-134a from regulation under the SNAP program, and that decision may be subject to en banc review or a writ of certiorari filed with the U.S. Supreme Court. We currently believe that compliance with current and future SNAP regulations will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as future regulations are issued and future alternate refrigerants are approved for sale in small cans, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the SNAP Program as the EPA issues additional guidance.

The fish sold under the GloFish brand can be classified as an intragenic or transgenic species due to the addition of their bioluminescent genes, which means the FDA has the authority to regulate as the luminescence is caused by intentional altered genomic DNA. Additional regulatory agencies, including the EPA, as well as agencies in U.S. and foreign states have authority to regulate these types of species. It is possible that EPA, FDA, or another U.S. or foreign state or federal agency could in the future seek to exercise authority over the distribution and/or sale of GloFish. We will continue to monitor the development of any regulations that might apply to our bioluminescent fish.

Certain of our products may be regulated under programs within the United States, Canada, or in other countries that may require that those products and the associated product packaging be recycled or managed for disposal through a designated recycling program. Some programs are funded through assessment of a fee on the manufacturer and suppliers, including Spectrum Brands. We do not expect that such programs will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

The United States Toxic Substances Control Act (“TSCA”) was amended in 2016, and the EPA is currently evaluating additional chemicals for regulation under that amended law. Certain of our products may be manufactured using chemicals or other ingredients that may be subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. We do not expect that compliance with current or future TSCA regulations will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

Employees

We have approximately 16,800 full-time employees worldwide as of September 30, 2017. Approximately 14% of our total labor force is covered by collective bargaining agreements. There are 8 collective bargaining agreements that will expire during our fiscal year ending September 30, 2018, which cover approximately 74% of the labor force under collective bargaining agreements, or approximately 10% of our total labor force. We believe that our overall relationship with our employees is good.

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

We have, and we expect to continue to have, a significant amount of indebtedness. See Note 10 – Debt to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

The senior secured facilities and the Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The senior secured facilities and the Indentures also contain customary events of default. These covenants could, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, the senior secured facilities and the Indentures require us to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, our fixed charge coverage ratio. Furthermore, the credit agreement governing our senior secured facilities contains a financial covenant relating to maximum leverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our senior secured facilities could terminate their commitments and the lenders under our senior secured facilities or the holders of the notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the senior secured facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 36% of our net sales for the fiscal year ended September 30, 2017 was to customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2017, approximately 36% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.

We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RUHSEEE”), Waste of Electrical and Electronic Equipment (“WEEE”) and the Directive on Batteries and Accumulators and Waste Batteries (“DBAWB”), discussed below. RUHSEEE requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU DBAWB bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

•

Although contracts with our suppliers address related compliance issues, we may be unable to procure appropriate RUHSEEE-compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

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

Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (“NAFTA”). The current administration has formally withdrawn the United States from the Trans Pacific Partnership Agreement (“TPPA”), which may affect the Company’s ability to leverage lower cost facilities in territories outside of the U.S. The current administration has also initiated negotiations with Canada and Mexico aimed at re-negotiating term of NAFTA. It is uncertain what the outcome of the negotiations will be, but it is possible that revisions to NATFA could adversely affect the Company’s existing production operations in Mexico and the current and future levels of sales and earnings of the Company in all three countries. Furthermore, the current administration has threatened tougher trade terms with China and other countries. Media and political reactions in the affected countries could potentially impact the ability of the Company’s operations in those countries. Foreign countries may impose additional burdens on U.S. companies through the use of local regulations, tariffs or other requirements which could increase our operating costs in those foreign jurisdictions. It remains unclear what additional actions, if any, the current administration will take. If the United States were to materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that we sell, such goods may no longer be available at a commercially attractive price, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

The intention to withdraw begins a two-year negotiating period to establish the withdrawal terms. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. Negotiations have commenced to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others we cannot anticipate, Transactions between the UK and the EU, as well as the UK and non-EU countries, such as the United States will be affected because the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax treaties with countries all over the world, which could take years to complete. While we cannot anticipate the outcome of these future negotiations, effects could include uncertainty regarding tax exemptions and reliefs within the EU, as well as expected changes in tax laws or regulations which could materially and adversely affect our business, business opportunities, results of operations, financial condition, liquidity and cash flows.

We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.

We compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Additional discussion over the segments, product categories and markets in which we compete are included under Item 1 above, along with discussion over primary competitors included under caption Sales, Distribution and Competition. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

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

In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors, including specifically private label brands, may adversely affect our business, financial condition and results of our operations.

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

Changes in consumer shopping trends and changes in distribution channels could significantly harm our business

We sell our products through a variety of trade channels with a significant portion dependent upon retail partnerships, through both traditional brick-and-mortar retail channels and e-commerce channels. We are seeing the emergence of strong e-commerce channels generating more online competition and declining in-store traffic in brick-and-mortar retailers. Consumer shopping preferences have shifted, and may continue to shift in the future to distribution channels other than traditional retail that may have more limited experience, presence and developed, such as e-commerce channels. If we are not successful in developing and utilizing e-commerce channels that future consumers may prefer, we may experience lower than expected revenues.

We are also seeing more traditional brick-and-mortar retailers closing physical stores, and filing for bankruptcy, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products or to designate more floor space to our competitors. Further consolidation, store closures and bankruptcies could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Additionally, consolidation in retail has occurred during the last several years, particularly in developed markets such as the U.S. and Western Europe, resulting in us becoming increasingly dependent on relationships with fewer key retailers that control an increasing percentage of retail locations, which trend may continue. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. We generally do not have long-term sales contracts or other sales assurances with our retail customers.

Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.

On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Further discussion over the seasonality of sales is included under the caption Seasonality under Item 1 above. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

Adverse weather conditions during our peak selling seasons for our home and garden control and auto care products could have a material adverse effect on our home and garden business and auto care business.

Weather conditions have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. Adverse weather conditions during the first six months of the calendar year (the Company’s second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on our home and garden business and our financial results during such period. Weather can also influence customer behavior for our auto care products, especially with appearance and A/C recharge products, which sell best during warm, dry weather. There could be a material adverse effect on the auto care segment if the weather is cold or wet, during the spring and summer seasons when demand typically peaks.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. Our largest customer, Walmart, accounted for 15% of our consolidated net sales for the fiscal year ended September 30, 2017. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

Although we have long-established relationships with many of our customers, we do not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or any of our customers ceasing operations could have a material adverse effect on our sales and profitability.

As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.

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

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months. However, our hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in our business, no longer be useful for us. See Note 12 – Derivatives in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report for further discussion over our effective hedging strategies over certain commodity costs. In addition, for certain of the principal raw materials we use to produce our products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time, and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers, which may have an adverse effect on our profitability and results of operations.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for the home and garden business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances these caps have allowed us to purchase materials at below market prices. When we attempt to renew those contracts, the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Our dependence on a few suppliers for certain of our products makes us vulnerable to a disruption in the supply of our products.

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

We manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at our Portage, Wisconsin facility. In addition, we also manufacture the majority of our residential door locks at our Subic Bay, Philippines facility. Our home and garden products are mainly manufactured from our St. Louis, Missouri, facility. GAC’s manufacturing facility consists of one site which is located in Dayton, Ohio and is dependent upon the continued safe operation of this facility.

Our facilities are subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at our facilities due to any of these hazards could cause a disruption in the production of products. We may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve throughput or to upgrade or repair its production lines. The Company’s insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate for the cost of replacement for any such damage and any loss from business interruption. As a result, we may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on relationships with customers and on its results of operations, financial condition or cash flows in any given period.

We face risks related to our sales of products obtained from third-party suppliers.

We sell a significant number of products that are manufactured by third party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition and results of operations.

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

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on GAC’s ability to sell its aftermarket A/C products.

The refrigerant R-134a is critical component of the Company’s aftermarket A/C products and is used in products which comprised approximately 35% of GAC’s net sales, or approximately 3% of the Company’s net sales, in the year ended September 30, 2017. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, the Company cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, the future market for GAC’s products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.

In addition, regulations may be enacted governing the packaging, use and disposal of the Company’s products containing refrigerants. For example, regulations are currently in effect in California that governs the sale and distribution of products containing R-134a. While the Company has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or the inability to sell its products in those markets, which could have a material adverse impact on the results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on GAC’s results of operations, financial condition, and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a and access to supply of HFO-1234yf may be limited. If HFO-1234yf becomes widely used and the Company is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.

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

We license various trademarks, trade names and patents from third parties for certain of our products. Further discussion and detail on licensed trademarks, trade names and patents are included under the caption Patents and Trademarks under Item 1 above. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The termination of these licensing arrangements, failure to renew or enter into a new agreement on acceptable terms could adversely affect our business, financial condition and results of operations. When our right to use these trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to new brands, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

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

The Company may be subject to product liability claims and product recalls, which could negatively impact its profitability

In the ordinary course of our business, the Company may be named as a defendant in lawsuits involving product liability claims. In any such proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and cash flows if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlement related to these matters. The Company sells perishable treats for animal consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. The Company may be subject to liability if the consumption of any of its products causes injury, illness, or death. In addition, the Company will voluntarily recall products in the event of contamination or damage. For example, on June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The costs of the recall negatively impacted Net Sales, Gross Margin, and Adjusted EBITDA in the PET segment and the Company expects ongoing impacts to its business. A significant product liability judgment or a widespread product recall may negatively impact the Company’s sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Company products caused illness or injury could adversely affect the Company’s reputation with existing and potential customers and its corporate and brand image. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere for further discussion on product liability and product recalls.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, customers have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos of which we do not have exclusive use of. Public perception that any such third party trademarks, brand names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

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

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries. See the risk factor Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries included elsewhere in this Annual Report.

Moreover, there are adopted and proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental laws and regulations at our facilities, we may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements included elsewhere within the Annual Report for further discussion on estimated liabilities arising from such environmental matters. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters should not be material to our business or financial condition.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”), the United States Department of Agriculture or other federal or state consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

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

Any failure to comply with these laws or regulations, or the terms of applicable environmental permits, could result in us incurring substantial costs, including fines, penalties and other civil and criminal sanctions or the prohibition of sales of our pest control products. Environmental law requirements and the enforcement thereof, change frequently, have tended to become more stringent over time and could require us to incur significant expenses.

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

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

We historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework under Directive 95/46/EC (commonly referred to as the “Data Protection Directive”) agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice (or the “ECJ”).

On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation (“GDPR”), which will replace Directive 95/46/EC, was formally published. The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.

In light of these developments, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time.

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

See discussion over the Company’s labor force subject to collective bargaining agreements under the caption Employees in Item 1 above. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. Accounting Principles Generally Accepted in the United States (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended.

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

We may not be able to fully utilize our U.S. tax attributes.

The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, capital loss carryforwards, and federal and state tax credits that will expire if unused.  We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future.  As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize.  Further, if we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted.  For further detail over the Company’s federal and state NOLs, credits, and applicable valuation allowance, see Note 14 – Income Taxes in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

The successful execution of our operational efficiency and multi-year restructuring initiatives are key to the long-term growth of our business.

We continue to engage in targeted restructuring initiatives, such as the HHI Distribution Center Consolidation and GAC Business Rationalization Initiatives, to align our business operations in response to current and anticipated future market conditions and investment strategy. We will evaluate opportunities for additional initiatives to restructure or reorganize the business across our operating segments and functions with a focus on areas of strategic growth and optimizing operational efficiency. Significant risks associated with these actions may impair our ability to achieve the anticipated cost reduction or may disrupt our business including delays in shipping, implementation of workforce, redundant costs, and failure to meet operational targets. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, experience delays, or if other unforeseen events occur, our business and results of operation could be adversely affected. Refer to Note 4 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional detail over restructuring related activity.

The sale or other disposition by HRG Group, Inc. (“HRG”), the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of the Company would constitute a change of control under the agreements governing the Company’s debt.

HRG owns a majority of the outstanding shares of the common stock of the Company. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of the Company could constitute a change of control under certain of the agreements governing the Company's debt, including any foreclosure on or sale of the Company's common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the senior secured facilities, a change of control is an event of default and, if a change of control were to occur, the Company would be required to amend these facilities to avoid a default. If the Company was unable to amend these facilities, the lenders could accelerate the maturity of any outstanding debt under these facilities. In addition, under the Indentures, upon a change of control of the Company, the Company is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If the Company were unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See the risk factor entitled HRG and its significant stockholders exercise significant influence over us and their interests in our business may be different from the interests of our stockholders included elsewhere in this Annual Report.

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

If HRG were to sell substantial amounts of the Company’s common stock in the public market, or investors perceive that these sales could occur, the market price of the Company's common stock could be adversely affected. The Company has entered into a registration rights agreement (the “Registration Rights Agreement”) with HRG, certain of HRG’s stockholders and certain other of our stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require the Company to register all or some of such shares for sale under the Securities Act in certain circumstances, and also have the right to include those shares in a registration initiated by the Company. If the Company is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by the Company, sales made by such stockholders may adversely affect the price of the Company's common stock and ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that the Company registers its shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of the Company’s common stock.

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

In light of HRG’s announcement of its exploration of strategic alternatives in November 2016, the Company’s Board of Directors formed a special committee of independent directors and has hired independent financial and legal advisors. In connection therewith, the committee and HRG have made and may in the future make proposals to one another concerning a potential strategic transaction relating to HRG and the Company.  Any such transaction is expected to be beneficial to all shareholders of the Company. There can be no assurance that any further proposals will be made or that HRG’s process will result in a transaction, or if a transaction is undertaken, as to its terms, timing or outcome. Neither we nor HRG intend to provide any updates with respect to the foregoing unless determined otherwise in our or HRG’s sole discretion or as required by law.

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

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	sales of common stock;
•	our ability to execute our business plan;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	additional issuances of common stock;
•	low volume of sales due to concentrated ownership of common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results;
•	market concerns with respect to the potential indirect impact of matters not directly involving the Company but impacting HRG or its affiliates; and
•	market concerns about possible strategic transaction with HRG.

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

Under our equity incentive plan approved by the shareholders on March 1, 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), 4,625,676 shares of common stock of the Company, net of cancellations, were authorized to be issued. At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1,000,000, and further amended at the 2016 annual shareholders meeting to increase the shares by 1,500,000; therefore, a total of 7,125,676 shares, net of cancellations, are authorized to be issued under such plan. Increases to the number of shares issuable under the 2011 Equity Plan are subject to approval by the Board of Directors and shareholders. As of September 30, 2017, we have issued 5,210,307 restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 1,915,369 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following lists our principal owned or leased administrative, manufacturing, packaging and distribution facilities at September 30, 2017:

Corporate & Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	World Headquarters & GBA Headquarters	Leased
Danbury, Connecticut	GAC Headquarters	Leased
Earth City, Missouri	Pet, Home & Garden Headquarters	Leased
Lake Forest, California	HHI Headquarters	Leased
Miami Lakes, Florida	Latin America Headquarters	Leased
Non-U.S. Locations
Manchester, England	UK Headquarters	Owned
Mentone, Australia	APAC Headquarters	Leased
Sulzbach, Germany	Europe Headquarters	Leased
Mississauga, Canada	Canada Headquarters	Leased

Shared Operations & Sales Offices

Location	Function / Use	Owned / Leased
U.S. Locations
Alpharetta, Georgia	Platform sales	Leased
Bentonville, Arkansas	Platform sales	Leased
Minneapolis, Minnesota	Platform sales	Leased
Mooresville, North Carolina	Platform sales	Leased
Middleton, Wisconsin	Design and testing	Leased
Non-U.S. Locations
Concord, Canada	Distribution	Leased
Mentone, Australia	Distribution	Leased
Wolverhampton, England	Distribution	Owned
Shenzhen, China	Distribution	Leased

Global Batteries and Appliances (GBA)

Location	Function / Use	Owned / Leased
U.S. Locations
Fennimore, Wisconsin	Battery Manufacturing	Owned
Portage, Wisconsin	Battery Manufacturing	Owned
DeForest, Wisconsin	Distribution	Leased
Dixon, Illinois	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Dischingen, Germany	Battery Manufacturing	Leased
Guatemala City, Guatemala	Battery Manufacturing	Owned
Cavaleiro, Brazil	Battery Manufacturing	Owned
Washington, UK	Battery Manufacturing	Leased
Ellwangen-Neunheim, Germany	Distribution	Leased
Guatemala City, Guatemala	Distribution	Owned
Santo Domingo, Dominican Republic	Distribution	Owned
Middleton, Wisconsin	Research & Development	Leased

Home & Hardware Improvement (HHI)

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Distribution	Leased
Edgerton, Kansas	Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Denison, Texas	Distribution	Owned
Elkhart, Indiana	Distribution	Leased
Mira Loma, California	Distribution	Leased
Non-U.S. Locations
Mexicali, Mexico	Manufacturing & Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Owned
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiaolan, China	Manufacturing	Leased
Brockville, Canada	Distribution	Leased

Global Pet Supplies (PET)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Riverview, Florida	Research & Development	Leased
Non-U.S. Locations
Bogota, Colombia	Manufacturing & Distribution	Leased
Melle, Germany	Manufacturing & Distribution	Owned
Ambato, Ecuador	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing	Owned
Leon, Mexico	Manufacturing	Leased
Phnom Penh, Cambodia	Manufacturing	Leased

Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased

Global Auto Care (GAC)

Location	Function / Use	Owned / Leased
U.S. Locations
Dayton, Ohio	Manufacturing & Distribution	Leased
Non-U.S. Locations
Ebbw Vale, Gwent, Wales	Manufacturing & Distribution	Leased

We also own, operate or contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.LEGAL PROCEEDINGS

We have disclosed all matters of legal proceedings believed to have an adverse effect on our results of operations, financial condition, liquidity or cash flows in the notes to our consolidated financial statements. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail. See also the discussion captioned Governmental Regulations and Environmental Matters under Item 1 above.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB”. As of November 16, 2017, there were approximately 5 holders of record based upon data provided by the transfer agent for the SBH’s common stock. We believe the number of beneficial holders of SBH’s common stock is significantly in excess of this amount. The following table sets forth the reported high and low bid prices per share of SBH common stock as reported on the NYSE Composite Transaction Tape, for the fiscal period indicated:

	High	Low
Year Ended September 30, 2017
Quarter ended September 30, 2017	$126.69	$102.27
Quarter ended July 2, 2017	$146.09	$122.79
Quarter ended April 2, 2017	$143.20	$118.93
Quarter ended January 1, 2017	$138.10	$113.95
Year Ended September 30, 2016
Quarter ended September 30, 2016	$138.95	$114.63
Quarter ended July 3, 2016	$122.52	$106.91
Quarter ended April 3, 2016	$110.39	$87.65
Quarter ended January 3, 2016	$103.57	$89.88

SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 16, 2017, there is only one record holder of its equity securities. During the years ended September 30, 2017 and 2016, SB/RH paid dividends of $350.8 million and $97.2 million, respectively, to SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2015, the Board of Directors of SBH approved a $300 million common stock repurchase program. The authorization was effective for 36 months. The following table reflects all shares repurchased, inclusive of shares purchased under the program:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2016	580,087	$96.26	580,087	$244,159,304
Quarter ended January 1, 2017	807,281	120.95	807,281	146,520,916
January 2 to January 24, 2017	44,550	122.38	44,550	141,068,869
As of January 24, 2017	1,431,918	$110.99	1,431,918	$141,068,869

On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months and replaces the pre-existing $300 million common stock repurchase program that was schedule to expire in July 2018. As of September 30, 2017, the following activity occurred on the $500 million common stock repurchase program:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of January 24, 2017	—	$—	—	$500,000,000
Quarter ended April 2, 2017	—	—	—	500,000,000
Quarter ended July 2, 2017	487,677	128.92	487,677	437,127,636
Quarter ended September 30, 2017	729,145	118.74	729,145	350,550,095
As of September 30, 2017	1,216,822	$122.82	1,216,822	$350,550,095

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of (i) the Russell 1000 Financial Index and (ii) our peer group selected in good faith, which is composed of the following companies (alphabetical order): Central Garden and Pet Company, Church & Dwight Co., Inc., The Clorox Company, Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hanesbrands, Inc., Hasbro, Inc., Helen of Troy Limited, Mattel, Inc., Newell Brands, Inc., Nu Skin Enterprises, Inc., The Scotts Miracle-Gro Company, Stanley Black & Decker, Inc., and Tupperware Brands Corporation. The peer group is unchanged from 2016.

The comparison below assumes that $100 was invested in the common stock of SBH from September 30, 2012 until September 30, 2017. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

ITEM 6.SELECTED FINANCIAL DATA

Spectrum Brands Holdings, Inc.

The following selected historical financial data is derived from SBH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report.

(in millions, except per share data)	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
Statement of Operations Data
Net sales	$5,007.4	$5,039.7	$4,690.4	$4,429.1	$4,085.6
Gross profit	1,874.8	1,919.9	1,670.3	1,568.9	1,390.3
Operating income	561.4	656.2	474.1	481.9	351.2
Interest expense	211.1	250.0	271.9	202.1	375.6
Income (loss) from operations before income taxes	344.6	397.6	193.3	273.5	(27.9)
Income tax expense	47.5	40.0	43.9	59.0	27.4
Net income (loss)	297.1	357.6	149.4	214.5	(55.3)
Net income (loss) attributable to controlling interest	295.8	357.1	148.9	214.1	(55.2)
Restructuring and Related Charges
Cost of goods sold	$18.3	$0.5	$2.1	$3.7	$10.0
Operating expenses	44.2	14.7	26.6	19.2	24.0
Earnings (Loss) Per Share of Common Stock
Basic	$5.04	$6.02	$2.68	$4.07	$(1.06)
Diluted	5.02	5.99	2.66	4.02	(1.06)
Dividends per share	1.64	1.47	1.27	1.15	0.75
Weighted Average Shares Outstanding
Basic	58.6	59.3	55.6	52.6	52.0
Diluted	59.0	59.6	55.9	53.3	52.0
Cash Flow and Related Data
Net cash provided by operating activities	$665.4	$615.0	$444.3	$432.7	$256.5
Purchase of property, plant and equipment	115.0	95.2	89.1	73.3	82.0
Depreciation and amortization	198.7	183.0	170.0	157.6	139.9
Statement of Financial Position Data
Cash and cash equivalents	$168.2	$275.3	$247.9	$194.6	$207.3
Working capital (6)	493.7	537.3	660.6	485.0	497.5
Total assets	7,419.7	7,069.1	7,193.8	5,429.6	5,543.2
Total debt	3,840.7	3,620.2	3,905.9	2,939.7	3,153.6
Total equity	1,846.7	1,844.0	1,606.8	1,086.8	940.1

(1)

For the year ended September 30, 2017, the operating results include the PetMatrix operations since the acquisition date of June 1, 2017 and GloFish operations since the acquisition date of May 12, 2017. Operating income includes an impairment of indefinite lived intangible assets of $16.3 million. Interest expense includes $4.6 million of tender premium and a non-cash expense of $1.9 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes.

(2)

For the year ended September 30, 2016, operating income includes an impairment of indefinite lived intangible assets of $4.7 million. Interest expense includes $15.6 million of tender premium and a non-cash expense of $5.8 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes. Income tax expense includes a non-cash benefit of $111.1 million from a decrease in the valuation allowance against net deferred tax asset.

(3)

For the year ended September 30, 2015, the operating results include the Armored AutoGroup operations since the acquisition date of May 21, 2015; Salix operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba operations since the acquisition date of December 31, 2014; and Tell operations since the acquisition date of October 1, 2014. Interest expense of $58.8 million was incurred related to the financing of the acquisition of AAG and the refinancing of the then-existing senior credit facility and asset based revolving loan facility. Income tax expense includes a non-cash benefit of $20.2 million from a decrease in the valuation allowance against net deferred tax assets, and a $22.8 million benefit due to the reversal of valuation allowance in conjunction with the acquisition of the AAG business.

(4)

For the year ended September 30, 2014, the operating results include the Liquid Fence operations since the acquisition date of January 2, 2014. Interest expense includes a non-cash charge of $9.2 million as a result of the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company's then existing term loans. Income tax expense includes a non-cash benefit of approximately $115.6 million from a decrease in the valuation allowance against net deferred tax assets.

(5)

For the year ended September 30, 2013, the operating results include the HHI Business operations since the acquisition date of December 17, 2012, and the TLM Taiwan operations since the acquisition date of April 8, 2013. Interest expense includes $105.6 million fees and expenses along with a $10.9 million non-cash charge for the write-off of unamortized debt issuance cost and unamortized premiums in connection with the extinguishment and replacement of the Company's 9.5% Notes and then-existing term loan in conjunction with the acquisition of the HHI Business. Income taxes includes a non-cash charge of approximately $64.4 million from an increase in the valuation allowance against net deferred tax assets, net of a $49.8 million benefit due to the reversal of a portion of the valuation allowance in conjunction with the acquisition of the HHI Business.

(6)	Working capital is defined as current assets less current liabilities per the consolidated statements of financial position.

SB/RH Holdings, LLC

Omitted pursuant to General instruction I of Form 10-K.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The following is a combined report of SBH and SB/RH, and the following discussion includes SBH and certain matters related to SB/RH as signified below. Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SBH and its subsidiaries and SB/RH and its subsidiaries, collectively.

Business Overview

Refer to Item 1 “Business” included elsewhere within this Annual Report for an overview of our business.

Acquisitions

The following acquisition activity has a significant impact on the comparability of the financial results on the consolidated financial statements.

•

PetMatrix – On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Income and reported within the PET reporting segment for the year ended September 30, 2017.

•

GloFish – On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statement of Income and reported within the PET reporting segment for the year ended September 30, 2017.

•

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All® branded appearance products, STP® branded performance chemicals, and A/C PRO® branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Income as a separate GAC reporting segment for the years ended September 30, 2017, 2016 and 2015.

•

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks. The results of Salix’s operations since January 16, 2015 are included in the Company’s Consolidated Statements of Income as part of the PET segment for the years ended September 30, 2017, 2016 and 2015.

•

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), including its brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations since December 31, 2014 are included in the Company’s Consolidated Statements of Income as part of the PET segment for the years ended September 30, 2017, 2016 and 2015.

See Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding acquisition activity.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs. The most significant of these initiatives are:

•	GAC Business Rationalization Initiatives, which began during the third quarter of the year ended September 30, 2016 and anticipated to be incurred through December 31, 2017;
•	PET Rightsizing Initiative, which began during the second quarter of the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018;
•	HHI Distribution Center Consolidation, which began during the second quarter of the year ended April 2, 2017 and is anticipated to be incurred through September 30, 2018.
•	HHI Business Rationalization Initiatives, which began during the second quarter of the year ended September 30, 2014 and was completed as of September 30, 2016.
•	Global Expense Rationalization Initiatives, which began in the third quarter of the year ended September 30, 2013 and was completed as of September 30, 2016.

See Note 4 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding restructuring and related activity.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the consolidated financial statements.

•

During the year ended September 30, 2017, we refinanced a portion of our debt to extend maturities and reduce borrowing costs including entering into various amendments to the Credit Agreement under its Term Loans resulting in an increase to its USD Term Loan, repayment of the Euro Term Loan, increase in the capacity of the Revolver Facility and changes to the applicable variable interest rates.

•

During the year ended September 30, 2016, we refinanced a portion of our debt to extend maturities and reduce borrowing costs including the issuance of Euro denominated notes and repurchase of the 6.375% Notes.

•

During the year ended September 30, 2015, we refinanced a portion of our debt to improve liquidity, extend maturities and reduce borrowing costs including the refinancing of the Senior Credit Agreement under its Term Loans resulting in an increase to its USD and Euro denominated Term Loan, decrease in its CAD denominated Term Loan, repayment of the 6.75% Notes and replacement of our then-existing asset based revolving loan (“ABL”) facility with the Revolver Facility. Additionally, we issued the 5.75% Notes in connection with the acquisition of AAG and issued the 6.125% Notes to support additional acquisition activity during the year.

See Note 10 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding debt.

Safety Recall

On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The Company recognized a loss of $35.8 million for the year ended September 30, 2017 associated with the recall, which comprised of inventory write-offs of $15.0 million, customer losses of $7.1 million and $13.7 million of incremental costs to dispose of product and operational expenses due to a temporary shutdown of production facilities. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and recommenced production during the fourth quarter ended September 30, 2017. See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and/or impact from acquisitions (where applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period.

The following is a reconciliation of net sales to organic net sales of SBH and SB/RH for the year ended September 30, 2017 compared to net sales for the year ended September 30, 2016, and the net sales to organic net sales for the year ended September 30, 2016 compared to the year ended September 30, 2015 respectively:

	Year Ended September 30, 2017
Year Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2016	Variance
Consumer batteries	$865.6	$4.5	$870.1	$—	$870.1	$840.7	$29.4	3.5%
Small appliances	626.9	13.5	640.4	—	640.4	656.0	(15.6)	(2.4%)
Personal care	505.4	6.0	511.4	—	511.4	513.6	(2.2)	(0.4%)
Global Batteries & Appliances	1,997.9	24.0	2,021.9	—	2,021.9	2,010.3	11.6	0.6%
Hardware & Home Improvement	1,276.1	(2.7)	1,273.4	—	1,273.4	1,241.0	32.4	2.6%
Global Pet Supplies	793.2	6.7	799.9	(28.1)	771.8	825.7	(53.9)	(6.5%)
Home and Garden	493.3	—	493.3	—	493.3	509.0	(15.7)	(3.1%)
Global Auto Care	446.9	0.3	447.2	—	447.2	453.7	(6.5)	(1.4%)
Total	$5,007.4	$28.3	$5,035.7	$(28.1)	$5,007.6	$5,039.7	(32.1)	(0.6%)

	Year Ended September 30, 2016
Year Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2015	Variance
Consumer batteries	$840.7	$40.0	$880.7	$—	$880.7	$829.5	$51.2	6.2%
Small appliances	656.0	35.1	691.1	—	691.1	734.6	(43.5)	(5.9%)
Personal care	513.6	27.4	541.0	—	541.0	528.1	12.9	2.4%
Global Batteries & Appliances	2,010.3	102.5	2,112.8	—	2,112.8	2,092.2	20.6	1.0%
Hardware & Home Improvement	1,241.0	14.7	1,255.7	—	1,255.7	1,205.5	50.2	4.2%
Global Pet Supplies	825.7	8.2	833.9	(74.5)	759.4	758.2	1.2	0.2%
Home and Garden	509.0	0.1	509.1	—	509.1	474.0	35.1	7.4%
Global Auto Care	453.7	0.7	454.4	(277.3)	177.1	160.5	16.6	10.3%
Total	$5,039.7	$126.2	$5,165.9	$(351.8)	$4,814.1	$4,690.4	123.7	2.6%

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP metric used by management that we believe provides useful information to investors because it reflects the ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenant. See Note 10 - Debt in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail.

EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based compensation expense, as it is a non-cash based compensation cost. See Note 16 - Share Based Compensation in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail;

•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business. See Note 3 - Acquisition in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments. See Note 4 - Restructuring and Related Charges in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail;

•	Non-cash asset impairments or write-offs realized (when applicable);
•	Non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable); and
•	Other adjustments as further discussed.

During the year ended September 30, 2017, other adjustments consist of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment (See Note 18 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail), professional fees associated with non-acquisition based strategic initiatives of the Company, and an adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the year ended September 30, 2016, other adjustments consist of the onboarding of a key executive and the involuntary transfer of inventory.  During the year ended September 30, 2015, other adjustments consist of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus an adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency.

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2017, 2016 and 2015 for SBH:

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
For the Year Ended September 30, 2017
Net income (loss)	$230.1	$184.0	$28.8	$114.4	$100.8	$(361.0)	$297.1
Income tax expense	—	—	—	—	—	47.5	47.5
Interest expense	—	—	—	—	—	211.1	211.1
Depreciation and amortization	78.6	38.3	43.1	17.6	21.1	—	198.7
EBITDA	308.7	222.3	71.9	132.0	121.9	(102.4)	754.4
Share based compensation	—	—	—	—	—	57.2	57.2
Acquisition and integration related charges	5.3	5.5	7.3	—	2.3	0.5	20.9
Restructuring and related charges	2.1	26.6	9.1	—	24.2	0.5	62.5
Write-off from impairment of intangible assets	—	—	15.3	1.0	—	—	16.3
Purchase accounting inventory adjustment	—	—	3.3	—	—	—	3.3
Pet safety recall	—	—	35.8	—	—	—	35.8
Other	0.4	—	—	—	—	4.9	5.3
Adjusted EBITDA	$316.5	$254.4	$142.7	$133.0	$148.4	$(39.3)	$955.7
For the Year Ended September 30, 2016
Net income (loss)	$232.9	$190.6	$84.2	$121.2	$116.6	$(387.9)	$357.6
Income tax expense	—	—	—	—	—	40.0	40.0
Interest expense	—	—	—	—	—	250.0	250.0
Depreciation and amortization	72.2	35.4	42.7	15.2	17.5	—	183.0
EBITDA	305.1	226.0	126.9	136.4	134.1	(97.9)	830.6
Share based compensation	—	—	—	—	—	64.4	64.4
Acquisition and integration related charges	2.6	13.3	5.5	0.5	14.0	0.8	36.7
Restructuring and related charges	1.2	2.3	6.0	0.4	5.3	—	15.2
Write-off from impairment of intangible assets	2.0	—	1.7	1.0	—	—	4.7
Other	0.5	—	—	—	—	0.7	1.2
Adjusted EBITDA	$311.4	$241.6	$140.1	$138.3	$153.4	$(32.0)	$952.8
For the Year Ended September 30, 2015
Net income (loss)	$219.6	$166.5	$60.0	$108.3	$18.2	$(423.2)	$149.4
Income tax expense	—	—	—	—	—	43.9	43.9
Interest expense	—	—	—	—	—	271.9	271.9
Depreciation and amortization	71.0	39.4	39.7	13.3	6.6	—	170.0
EBITDA	290.6	205.9	99.7	121.6	24.8	(107.4)	635.2
Share based compensation	—	—	—	—	—	47.6	47.6
Acquisition and integration related charges	4.6	9.1	13.7	2.3	3.8	25.3	58.8
Restructuring and related charges	9.2	9.7	8.9	0.6	—	0.3	28.7
Purchase accounting inventory adjustment	—	0.8	2.2	—	18.7	—	21.7
Venezuela devaluation	2.5	—	—	—	—	—	2.5
Other	—	—	—	—	—	6.1	6.1
Adjusted EBITDA	$306.9	$225.5	$124.5	$124.5	$47.3	$(28.1)	$800.6

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2017, 2016 and 2015 for SB/RH:

SB/RH HOLDINGS, LLC (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
For the Year Ended September 30, 2017
Net income (loss)	$230.1	$184.0	$28.8	$114.4	$100.8	$(356.9)	$301.2
Income tax expense	—	—	—	—	—	51.4	51.4
Interest expense	—	—	—	—	—	211.5	211.5
Depreciation and amortization	78.6	38.3	43.1	17.6	21.1	—	198.7
EBITDA	308.7	222.3	71.9	132.0	121.9	(94.0)	762.8
Share based compensation	—	—	—	—	—	54.4	54.4
Acquisition and integration related charges	5.3	5.5	7.3	—	2.3	0.5	20.9
Restructuring and related charges	2.1	26.6	9.1	—	24.2	0.5	62.5
Write-off from impairment of intangible assets	—	—	15.3	1.0	—	—	16.3
Purchase accounting inventory adjustment	—	—	3.3	—	—	—	3.3
Pet safety recall	—	—	35.8	—	—	—	35.8
Other	0.4	—	—	—	—	—	0.4
Adjusted EBITDA	$316.5	$254.4	$142.7	$133.0	$148.4	$(38.6)	$956.4
For the Year Ended September 30, 2016
Net income (loss)	$232.9	$190.6	$84.2	$121.2	$116.6	$(393.2)	$352.3
Income tax expense	—	—	—	—	—	51.0	51.0
Interest expense	—	—	—	—	—	250.0	250.0
Depreciation and amortization	72.2	35.4	42.7	15.2	17.5	—	183.0
EBITDA	305.1	226.0	126.9	136.4	134.1	(92.2)	836.3
Share based compensation	—	—	—	—	—	59.3	59.3
Acquisition and integration related charges	2.6	13.3	5.5	0.5	14.0	0.8	36.7
Restructuring and related charges	1.2	2.3	6.0	0.4	5.3	—	15.2
Write-off from impairment of intangible assets	2.0	—	1.7	1.0	—	—	4.7
Other	0.5	—	—	—	—	0.7	1.2
Adjusted EBITDA	$311.4	$241.6	$140.1	$138.3	$153.4	$(31.4)	$953.4
For the Year Ended September 30, 2015
Net income (loss)	$219.6	$166.5	$60.0	$108.3	18.2	$(416.8)	$155.8
Income tax expense	—	—	—	—	—	43.9	43.9
Interest expense	—	—	—	—	—	271.9	271.9
Depreciation and amortization	71.0	39.4	39.7	13.3	6.6	—	170.0
EBITDA	290.6	205.9	99.7	121.6	24.8	(101.0)	641.6
Share based compensation	—	—	—	—	—	41.8	41.8
Acquisition and integration related charges	4.6	9.1	13.7	2.3	3.8	25.3	58.8
Restructuring and related charges	9.2	9.7	8.9	0.6	—	0.3	28.7
Purchase accounting inventory adjustment	—	0.8	2.2	—	18.7	—	21.7
Venezuela devaluation	2.5	—	—	—	—	—	2.5
Other	—	—	—	—	—	6.1	6.1
Adjusted EBITDA	$306.9	$225.5	$124.5	$124.5	$47.3	$(27.5)	$801.2

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the years ended September 30, 2017, 2016 and 2015 respectively:

(in millions, except %)	2017	2016	Variance		2016	2015	Variance
Net sales	$5,007.4	$5,039.7	$(32.3)	(0.6%)	$5,039.7	$4,690.4	$349.3	7.4%
Gross profit	1,874.8	1,919.9	(45.1)	(2.3%)	1,919.9	1,670.3	249.6	14.9%
Operating expenses	1,313.4	1,263.7	49.7	3.9%	1,263.7	1,196.2	67.5	5.6%
Interest expense	211.1	250.0	(38.9)	(15.6%)	250.0	271.9	(21.9)	(8.1%)
Income tax expense	47.5	40.0	7.5	18.8%	40.0	43.9	(3.9)	(8.9%)
Net income	297.1	357.6	(60.5)	(16.9%)	357.6	149.4	208.2	139.4%

Net Sales. Net sales for the year ended September 30, 2017 decreased $32.3 million, or 0.6%, with a decrease in organic sales of $32.1 million, or 0.6%.  Net sales for the year ended September 30, 2016 increased $349.3 million, or 7.4%, with an increase in organic net sales of $123.7 million, or 2.6%. The following sets forth net sales by segment for the years ended September 30, 2017, 2016 and 2015:

(in millions, except %)	2017	2016	Variance		2016	2015	Variance
Consumer batteries	$865.6	$840.7	$24.9	3.0%	$840.7	$829.5	$11.2	1.4%
Small appliances	626.9	656.0	(29.1)	(4.4%)	656.0	734.6	(78.6)	(10.7%)
Personal care	505.4	513.6	(8.2)	(1.6%)	513.6	528.1	(14.5)	(2.7%)
Global Batteries & Appliances	1,997.9	2,010.3	(12.4)	(0.6%)	2,010.3	2,092.2	(81.9)	(3.9%)
Hardware & Home Improvement	1,276.1	1,241.0	35.1	2.8%	1,241.0	1,205.5	35.5	2.9%
Global Pet Supplies	793.2	825.7	(32.5)	(3.9%)	825.7	758.2	67.5	8.9%
Home & Garden	493.3	509.0	(15.7)	(3.1%)	509.0	474.0	35.0	7.4%
Global Auto Care	446.9	453.7	(6.8)	(1.5%)	453.7	160.5	293.2	182.7%
Net Sales	$5,007.4	$5,039.7	(32.3)	(0.6%)	$5,039.7	$4,690.4	349.3	7.4%

The following sets forth the principal components of the change in net sales from the year ended September 30, 2017 to the year ended September 30, 2016, and from the year ended September 30, 2016 to the year ended September 30, 2015:

(in millions)	2017	2016
Net Sales for the periods ended September 30, 2016 and 2015, respectively	$5,039.7	$4,690.4
Increase due to acquisitions	28.1	351.8
Increase in hardware & home improvement	32.4	50.2
Increase in consumer batteries	29.4	51.2
(Decrease) Increase in personal care	(2.2)	12.9
(Decrease) Increase in global auto care	(6.5)	16.6
Decrease in home appliances	(15.6)	(43.5)
(Decrease) Increase in home & garden	(15.7)	35.1
(Decrease) Increase in global pet supplies	(53.9)	1.2
Foreign currency impact, net	(28.3)	(126.2)
Net Sales for the periods ended September 30, 2017 and 2016, respectively	$5,007.4	$5,039.7

Gross Profit. Gross profit for the year ended September 30, 2017 decreased  $45.1 million primarily attributable to the decrease in net sales and decrease in gross profit margin. Gross profit margin decreased from 38.1% to 37.4% contributed to by a decrease in organic sales, the pet safety recall, and incremental costs and inefficiencies from the HHI and GAC restructuring initiatives discussed above. See Note 4 – Restructuring and Related Charges in the Notes to the Consolidated Financial Statements included elsewhere within this Annual Report, for additional detail on restructuring activity and related costs. Gross profit for the year ended September 30, 2016 increased $249.6 million primarily attributable to the increase in net sales and gross profit margin. Gross profit margin increased from 35.6% to 38.1% contributed by the AAG acquisition and a shift towards higher margin product sales and continued cost improvements across segments.

Operating Expenses. Operating expenses for the year ended September 30, 2017 increased $49.7 million or 3.9% due to an increase in selling and general and administrative expenses of $23.6 million primarily from the incremental expenses from the operations of acquired businesses during the year and costs associated with the pet recall previously discussed, increase in restructuring and related charges of $29.5 million primarily attributable to the HHI and GAC restructuring initiatives discussed above, and impairment charges from intangible assets of $16.3 million; offset by decreased acquisition and integration related charges of $15.8 million primarily from reduced integration costs from the GAC and HHI acquisitions. Operating expenses for the year ended September 30, 2016 increased $67.5 million or 5.6% due to an increase in selling and general and administrative expenses of $89.4 million due to increased net sales, prior year acquisitions and increased share based compensation of $16.8 million; offset by decreased acquisition & integration related charges of $22.1 million and decreased restructuring and related charges of $11.9 million. See Note 3 - Acquisitions in the Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for additional detail on acquisition and integration costs. See Note 4 – Restructuring and Related Charges in the Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for additional detail on restructuring and related charges.

Interest Expense. Interest expense for the year ended September 30, 2017 decreased $38.9 million or 15.6% due to lower borrowing costs and incremental premium paid from debt redemption in the prior year due the refinancing activity previously discussed.  Interest expense for the year ended September 30, 2016 decreased $21.9 million or 8.1% attributable to the lower borrowing costs due to the refinancing activity previously discussed. See Note 10 - Debt in Notes to the Consolidated Financial Statements included elsewhere within this Annual Report for additional information regarding our outstanding debt.

Income Taxes. The effective tax rate was 13.8% for the year ended September 30, 2017 compared to 10.1% for the year ended September 30, 2016 and 22.7% for the year ended September 30, 2015. Our estimated annual effective tax rate for the year ended September 30, 2017 differs from the U.S federal statutory rate of 35% due to income earned outside the U.S. that is subject to statutory rates lower than 35%.  Additionally, the Company recognized a $33.4 million tax benefit for changes in our assessment over our ability to effectively repatriate tax-free non-US earnings upon which liabilities were previously recorded, and a $13.1 million tax benefit for the recognition of additional federal and state tax credits.  The Company also recorded a $14.7 million valuation allowance on additional state net operating losses that more likely than not will expire unused.  Our estimated annual effective tax rate applied to the years ended September 30, 2016 and 2015 differs from the U.S. federal statutory rate of 35% primarily due to the release of valuation allowances on U.S. net operating losses deferred tax assets and income earned outside the U.S. that is subject to statutory rates lower than 35% offsetting tax expense on U.S. pretax income.  For the year ended September 30, 2016 the effective tax rate includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany where a local court ruled against our characterization of certain assets as amortizable under Germany tax law.  Additionally, the Company released $111.1 million of domestic valuation allowance.  In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling.  The Company also recorded tax expense of $3.1 million related to additional foreign valuation allowance during the year ended September 30, 2016.    See Note 14 - Income Taxes in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding income taxes.

Segment Financial Data

Global Batteries & Appliances (GBA)

(in millions, except %)	2017	2016	Variance			2016	2015	Variance
Net sales	$1,997.9	$2,010.3	$(12.4)		(0.6%)	$2,010.3	$2,092.2	$(81.9)		(3.9%)
Operating income	230.8	236.8	(6.0)		(2.5%)	236.8	227.1	9.7		4.3%
Operating income margin	11.6%	11.8%	(20)	bps		11.8%	10.9%	90	bps
Adjusted EBITDA	316.5	311.4	5.1		1.6%	311.4	306.9	4.5		1.5%
Adjusted EBITDA margin	15.8%	15.5%	30	bps		15.5%	14.7%	80	bps

Net sales for the year ended September 30, 2017 decreased $12.4 million, or 0.6%, with an increase in organic net sales of $11.6 million, or 0.6%.

•

Consumer batteries increased $24.9 million with an increase in organic net sales of $29.4 million due to an increase in EMEA of $31.4 million from promotional sales volumes plus expansion with new and existing customers for both branded alkaline and specialty batteries; decreases in NA of $5.8 million driven by pricing constraints on alkaline batteries, discontinued private label business, offset by volume increases and strong holiday POS; and increases in LATAM of $1.1 million and APAC of $2.7 million.

•

Small appliances decreased $29.1 million with a decrease in organic net sales of $15.6 million due to decreases in EMEA of $4.2 million primarily from Brexit-related market softness in the UK; decreases in NA of $2.0 million from slow category POS and timing of holiday shipments, partially offset by growth in e-commerce channels and promotional sales volumes; with decreases in LATAM of $4.4 million and APAC of $5.0 million from lower POS and promotional activity within the regions.

•

Personal care decreased $8.2 million with a decrease in organic net sales of $2.2 million due to a decrease in NA of $8.3 million from softer category POS, reduced retailer shelf space partially offset by continued growth through e-commerce channels; increases in EMEA of $1.3 million primarily from market growth in Eastern Europe; with increase in LATAM of $1.4 million and APAC of $3.4 million.

Operating income in the year ended September 30, 2017 decreased $6.0 million due to a decline in margin of 20 bps due to increased depreciation and amortization, incremental integration costs related to Shaser, non-recurring costs of $4.6 million primarily associated with bad debt from a retail customer bankruptcy and legal expenses, unfavorable foreign currency, partially offset by an increase in sales volumes and cost improvements. Adjusted EBITDA in the year ended September 30, 2017 increased $5.1 million with a margin improvement of 30 bps due to the increase in sales volumes and cost improvements.

Net sales for the year ended September 30, 2016 decreased $81.9 million, or 3.9%, with an increase in organic net sales of $20.6 million, or 1.0%.

•

Consumer batteries increased $11.2 million with an increase in organic net sales of $51.2 million due to an increase in NA of $6.9 million due to increases in alkaline battery volumes from branded and private label product; increases in EMEA of $33.8 million due to an increase in alkaline battery sales of $17.5 million driven by promotion sales volumes, increased e-commerce and new private label customers and increases in hearing aid and specialty batteries of $14.9 million from increased hearing aid battery volumes with new and existing customers coupled with an increase in portable sales; and an increase in LATAM of $9.7 million primarily from hearing aid and specialty batteries.

•

Small appliances decreased $78.6 million with a decrease in organic net sales of $43.5 million due to decreases in NA of $43.8 million due to softer category POS, retail inventory reductions, shifting of holiday sales, and competitive pricing.

•

Personal care decreased $14.5 million with an increase in organic net sales of $12.9 million due to increases in EMEA of $13.0 million and LATAM of $9.5 million from higher volume due to promotional sales and market expansion, offset by decreases in NA of $13.9 million for softer category POS, retail inventory reductions, shifting of holiday sales and competitive pricing.

Operating income for the year ended September 30, 2016 increased $9.7 million driven by a reduction of net sales offset by cost improvements and lower integration and restructuring related charges, with margin improvement of 90 bps driven by a reduction of net sales offset by cost improvements and improved product mix. Adjusted EBITDA for the year ended September 30, 2016 increased $4.5 million, with a margin improvement of 80 bps driven by cost improvements and product mix improvement.

Hardware & Home Improvement (HHI)

(in millions, except %)	2017	2016	Variance			2016	2015	Variance
Net sales	$1,276.1	$1,241.0	$35.1		2.8%	$1,241.0	$1,205.5	$35.5		2.9%
Operating income	185.7	191.9	(6.2)		(3.2%)	191.9	166.4	25.5		15.3%
Operating income margin	14.6%	15.5%	(90)	bps		15.5%	13.8%	170	bps
Adjusted EBITDA	254.4	241.6	12.8		5.3%	241.6	225.5	16.1		7.1%
Adjusted EBITDA margin	19.9%	19.5%	40	bps		19.5%	18.7%	80	bps

Net sales for the year ended September 30, 2017 increased $35.1 million, or 2.8%, with an increase in organic net sales of $32.4 million, or 2.6%.

•

Security and locksets increased $28.7 million due to increases in NA of $39.5 million from the introduction of new products with key retailers, expansion in electronic based products, promotion sales in e-commerce channel, increased volumes with non-retail wholesale and builder channels, and the introduction of Tell product into retail channels; partially offset by reduction in LATAM sales of $11.1 million driven by the exit of lower margin business of $9.4 million.

•	Plumbing increased $6.7 million due to increases in NA of $8.1 million from promotional sales volumes with retailers and e-commerce channels, plus the introduction of new products with key retailers.
•

Hardware decreased $3.0 million due to decreases in LATAM of $6.7 million due to the exit of lower margin business of $7.2 million; offset by increase in NA of $1.5 million from incremental retail volumes and new product introductions.

Operating income for the year ended September 30, 2017 decreased $6.2 million with a margin decrease of 90 bps due to increases in restructuring related activity offsetting an increase in sales volumes. Adjusted EBITDA for the year ended September 30, 2017 increased $12.8 million with a margin increase of 40 bps due to the increase in sales volumes and cost improvements.

Net sales for the year ended September 30, 2016 increased $35.5 million, or 2.9%, with an increase in organic sales of $50.2 million, or 4.2%.

•

Security and locksets increased $40.0 million due to an increase in POS, new product listings with key retail customers, increases in e-commerce volumes, and market growth with non-retail customers, partially offset by a  $5.5 million decrease in sales with private label customers due to the transition in production of higher-margin branded product.

•	Plumbing increased $14.7 million due to the introduction of new products and promotional volumes with key retail customers.
•

Hardware decreased $3.7 million due to a decrease of $22.8 million from the expiration of a customer tolling agreement and planned exit of unprofitable business, mitigated by volume growth at existing retail customers and market expansion with non-retail customers in NA.

Operating income for the year ended September 30, 2016 increased $25.5 million with margin increase of 170 bps due to increase in sales volumes combined with cost improvements and a reduction in acquisition and integration related charges. Adjusted EBITDA for the year ended September 30, 2016 increased $16.1 million with margin increase of 80 bps due to the increase in sales volumes with cost improvements.

Global Pet Supplies (PET)

(in millions, except %)	2017	2016	Variance			2016	2015	Variance
Net sales	$793.2	$825.7	$(32.5)		(3.9%)	$825.7	$758.2	$67.5		8.9%
Operating income	29.1	85.0	(55.9)		(65.8%)	85.0	61.3	23.7		38.7%
Operating income margin	3.7%	10.3%	(660)	bps		10.3%	8.1%	220	bps
Adjusted EBITDA	142.7	140.1	2.6		1.9%	140.1	124.5	15.6		12.5%
Adjusted EBITDA margin	18.0%	17.0%	100	bps		17.0%	16.4%	60	bps

Net sales for the year ended September 30, 2017 decreased $32.5 million, or 3.9%, with an organic net sales decrease of $53.9 million, or 6.5%.

•	Net sales were positively impacted from acquisitions previously discussed by $28.1 million due to the acquisition of PetMatrix with $25.6 million and GloFish with $2.5 million.
•	Net sales were negatively impacted by $7.1 million for customer returns attributed to the pet safety recall previously discussed.
•

Excluding the impact of the PetMatrix acquisition and product safety recall discussed above, companion animal sales decreased $37.0 million primarily due to a decrease in EMEA of $23.8 million from lower distribution and softer POS from increased competition and a reduction of $16.2 million for the acceleration of the exit of a pet food tolling agreement; decreases in NA of $14.7 million from a retail inventory reduction management programs, reduced listings and soft POS with pet specialty retailers, and low margin product exits of $5.2 million; partially offset by increased sales in LATAM of $0.6 million and APAC of $0.9 million respectively.

•

Excluding the impact of acquisitions, aquatic sales decreased $9.8 million due to decrease in NA of $11.1 million from retail inventory reduction management programs and soft category POS with pet specialty retailers, increases in EMEA of $2.1 million due to promotional sales offset by slower seasonal weather sales; with decreases in APAC of $0.8 million.

Operating income for the year ended September 30, 2017 decreased $55.9 million with a margin decrease of 660 bps due to reduction in sales volumes, product recall, incremental acquisition & integration activity plus a $15.3 million impairment on indefinite lived intangible assets; partially offset by cost improvements. Adjusted EBITDA in the year ended September 30, 2017 increased $2.6 million with a margin increase of 100 bps primarily driven by cost improvements despite the decrease in sale volumes.

Net sales for the year ended September 30, 2016 increased $67.5 million, or 8.9%, with an increase in organic net sales of $1.2 million, or 0.2%.

•	Net sales were positively impacted from acquisitions previously discussed by $74.5 million due to the acquisition of European IAMS and Eukanuba with $44.2 million and Salix with $30.3 million.
•	Aquatic sales increased $1.1 million due to timing of prior year holiday shipments, partially offset with the exit of lower margin business.
•

Excluding the impact of acquisitions, companion animal sales were consistent to prior year due to increased competition at retailers, offset by growth with independent pet retailers, promotional activity, and exiting of certain private label business.

Operating income for the year ended September 30, 2016 increased $23.7 million with a margin increase of 220 bps due to increase in net sales, contributing margins from acquisitions and reduced acquisition and integration and restructuring related charges. Adjusted EBITDA in the year ended September 30, 2016 increased $15.6 million with a margin increase of 60 bps due to the increase in net sales as well as contributing margins from acquisitions.

Home & Garden (H&G)

(in millions, except %)	2017	2016	Variance			2016	2015	Variance
Net sales	$493.3	$509.0	$(15.7)		(3.1%)	$509.0	$474.0	$35.0		7.4%
Operating income	114.4	121.1	(6.7)		(5.5%)	121.1	108.4	12.7		11.7%
Operating income margin	23.2%	23.8%	(60)	bps		23.8%	22.9%	90	bps
Adjusted EBITDA	133.0	138.3	(5.3)		(3.8%)	138.3	124.5	13.8		11.1%
Adjusted EBITDA margin	27.0%	27.2%	(20)	bps		27.2%	26.3%	90	bps

Net sales and organic net sales for the year ended September 30, 2017 decreased $15.7 million, or 3.1%.

•

Lawn & garden control products decreased $3.6 million due to weather conditions decreasing seasonal inventory sales, a reduction in distribution due to retail inventory reduction management programs; partially offset by the introduction of new products and increased market share with key retail partners.

•

Repellent products decreased $16.8 million due to weather conditions decreasing seasonal inventory sales, a reduction in distribution due to retail inventory management programs, coupled with higher demand driven by Zika concerns in the prior year.

•	Household insect control products increased $4.7 million driven by stronger POS and volume growth with key retailers.

Operating income for the year ended September 30, 2017 decreased $6.7 million with a decline in margin of 60 bps primarily driven by the lower sales volumes, incremental investment in marketing costs for new product launches and channel expansion with an increase in depreciation expense from capital investments; partially offset by product mix improvement. Adjusted EBITDA in the year ended September 30, 2017 decreased $5.3 million with a decrease margin of 20 bps compared to the year ended September 30, 2016 due to the lower sales volumes and incremental marketing costs; partially offset by product mix improvement.

Net sales for the year ended September 30, 2016 increased $35.0 million, or 7.4% with organic net sales of $35.1 million, or 7.4%.

•	Lawn & garden control products increased $9.0 million due to an extended outdoor season due to warmer weather and early season retail shipments.
•	Repellent products increased $15.7 million due to volume growth with key retailers and increased demand in response to the Zika virus and extended outdoor season and warmer weather.
•	Household insect control products increased $10.3 million due to volume growth with key retailers.

Operating income for the year ended September 30, 2016 increased $12.7 million with an increase in operating income margin of 90 bps due to an increase in sales volumes combined with cost improvements and reduced integration and restructuring related charges; partially offset by increased depreciation expense from capital investment. Adjusted EBITDA in the year ended September 30, 2016 increased $13.8 million with an increase in margin of 90 bps due to the increase in sales volumes and cost improvements.

Global Auto Care (GAC)

(in millions, except %)	2017	2016	Variance			2016	2015	Variance
Net sales	$446.9	$453.7	$(6.8)		(1.5%)	$453.7	$160.5	$293.2		182.7%
Operating income	100.8	118.2	(17.4)		(14.7%)	118.2	17.9	100.3		560.3%
Operating income margin	22.6%	26.1%	(350)	bps		26.1%	11.2%	1,490	bps
Adjusted EBITDA	148.4	153.4	(5.0)		(3.3%)	153.4	47.3	106.1		224.3%
Adjusted EBITDA margin	33.2%	33.8%	(60)	bps		33.8%	29.5%	430	bps

Net sales for the year ended September 30, 2017 decreased $6.8 million, or 1.5%, with an organic net sales decrease of $6.5 million, or 1.4%.

•

Auto appearance products decreased $6.7 million due to cooler and wet weather conditions and slowed POS during the summer months, and mass and auto retailer inventory reduction programs; partially offset by new product introductions.

•

Refrigerant products marginally increased $0.4 million primarily due to pricing increases offset by cooler weather conditions and slower POS during the summer months, mass and auto retailer inventory reduction programs, and increased competition.

•	Auto performance products and other marginally decreased $0.2 million primarily due to mass and auto retail inventory reduction programs.

Operating income for the year ended September 30, 2017 decreased $17.4 million with a margin decrease of 350 bps due to the decrease in sales volumes, higher marketing costs for new product introductions, increased restructuring costs and increased depreciation from capital investment; partially offset by improved product mix and pricing adjustments. Adjusted EBITDA for the year ended September 30, 2017 decreased $5.0 million, with a margin decrease of 60 bps due to sales volumes and higher marketing costs for new product introductions; partially offset by improved product mix and pricing adjustments.

Net sales for the year ended September 30, 2016 increased $293.2 million, including acquisition sales of $277.3 million. For the period of May 21, 2016 through September 30, 2016, organic net sales increased $16.6 million or 10.3% compared to the period of May 21, 2015 through September 30, 2015, primarily driven by increased sales volumes from refrigerant products and the introduction of private label products with a key customer.

Operating income for the year ended September 30, 2016 increased $100.3 million with an operating income margin increase of 1,490 bps due to the inclusion of a full year of operations and contributing margin due to the seasonality of the business and acquisition date. Adjusted EBITDA for the year ended September 30, 2016 increased $106.1 million, while Adjusted EBITDA margin increased 430 bps due to reduced operating expenses and cost improvements from post integration synergies.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the years ended September 30, 2017, 2016 and 2015:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
Net cash provided by operating activities	$665.4	$615.0	$444.3	$647.6	$601.6	$441.8
Net cash used by investing activities	$(416.6)	$(98.4)	$(1,279.7)	$(416.6)	$(98.4)	$(1,279.7)
Net cash (used) provided by financing activities	$(358.6)	$(487.8)	$918.4	$(336.3)	$(478.9)	$922.6
Effect of exchange rate changes on cash and cash equivalents	$3.1	$(1.4)	$(27.2)	$3.1	$(1.4)	$(27.2)

Spectrum Brands Holdings, Inc.

Cash flows from operating activities

Cash flows provided by operating activities increased $50.4 million for the year ended September 30, 2017 due to:

•

Incremental cash generated from the segment operations of $25.7 million, including cash contributed through working capital of $15.5 million, primarily from working capital management initiatives to reduce inventory levels, improve turns and cash conversion cycle;

•

Decrease in cash paid for interest of $53.4 million, excluding a non-recurring tender premium of $4.6 million for the redemption of the 6.375% Notes, due to a reduction in annualized interest costs from refinancing activities previously discussed; partially offset by

•	Increase in cash paid for income taxes of $2.1 million;
•

Increase in cash paid for acquisition, integration and restructuring related activities of $30.3 million, primarily for integration of newly acquired businesses and ongoing restructuring initiatives; and

•	Increase in corporate expenditures of $7.3 million for continued investment in shared service operations.

Cash flows provided by operating activities increased $170.7 million for the year ended September 30, 2016 due to:

•

Incremental cash generated from the segment operations of $166.7 million, including cash contributed through working capital of $10.6 million, primarily from decreases of receivables and inventory due to working capital management initiatives;

•

Decrease in cash paid for interest of $12.0 million, excluding a non-recurring tender premium of $15.6 million for the redemption of the 6.375% Note, due to a reduction in annualized interest costs from refinancing activities;

•	Decrease in cash paid for income taxes of $18.6 million; partially offset by
•	Increase in cash paid for acquisition, integration and restructuring related activities of $7.1 million, primarily for integration of previously acquired businesses; and
•	Increased corporate expenditures of $3.9 million due to increased compensation costs and investment in shared services.

Cash flows from investing activities

Cash flow used in investing activities increased $318.2 million during the year ended September 30, 2017 due to:

•	Cash used for the acquisitions, net of cash acquired, of PetMatrix of $255.0 million and GloFish of $49.7 million;
•	Increase in capital expenditures of $19.8 million associated with incremental investment in capacity expansion and cost reduction projects; partially offset by
•	Increase in proceeds received from the sale of property, plant and equipment of $3.6 million; and
•	Decrease in cash outflow from other investing activities of $2.7 million.

Cash flow used in investing activities decreased $1,181.3 million during the year ended September 30, 2016 due to:

•

Reduction in the cash used for acquisitions, net of cash acquired, of $1,191.1 million related to acquisitions in the year ended September 30, 2015 including the AAG acquisition of $898.4 million, Salix acquisition of $147.8 million, European IAMS and Eukanuba acquisition of $115.7 million, and Tell acquisition of $29.2 million; partially offset by

•	Increase in capital expenditures of $6.1 million associated with incremental investment in capacity expansion and cost reduction projects; and
•	Increase in other investing activities of $3.3 million;
•	Decrease in proceeds received from the sale of property, plant and equipment of $0.4 million.

Capital Expenditures

Capital expenditures for the Company totaled $115.0 million, $95.2 million and $89.1 million for the years ended September 30, 2017, 2016, and 2015, respectively. Increases in capital expenditures are attributable to incremental investment in capacity expansion and cost reduction projects. We expect to make investments in capital projects similar to historical levels, as well as incremental investments slightly above historical levels related to acquisitions and in high return cost reduction projects.

Depreciation and amortization

Depreciation and amortization for the Company totaled $198.7 million, $183.0 million and $170.0 million for the years ended September 30, 2017, 2016, and 2015, respectively. The increase in depreciation and amortization for the years ended September 30, 2017 and 2016 is attributable to the increase in capital expenditures and the recognition of property, plant and equipment and definite lived intangible assets from the acquisitions of PetMatrix and GloFish during the year ended September 30, 2017 as well as the acquisitions of AAG, European IAMS and Eukanuba, Salix, and Tell during the year ended September 30, 2015, as previously discussed.

Cash flows from financing activities

Cash flows used by financing activities decreased $129.2 million for the year ended September 30, 2017 due to the reduction of debt net proceeds from debt financing activity, offset by the increase in payment of dividends, treasury stock repurchases, share based tax withholdings, and the purchase of non-controlling interest in Shaser.

Cash flows provided by financing activities decreased $1,406.2 million for the year ended September 30, 2016 due to the reduction of net proceeds from debt financing activity along with reduction in debt issuance costs, decrease in proceeds from issuance of common stock; offset by increase in the payment of cash dividends, treasury stock repurchases, and share based tax withholdings.

Debt

During the year ended September 30, 2017, the Company recognized incremental proceeds from the issuance of debt of $265.6 million, including $250.0 million from the issuance of USD Term Loan primarily to support funding acquisition activity and $15.6 million of other debt financing. The Company made $232.6 million payments on debt, including $129.7 million for the redemption of the 6.375% Notes, $61.3 million for the redemption of the Euro Term Loan, and $41.6 million of scheduled amortizing payments of debt.

During the year ended September 30, 2016, the Company recognized incremental proceeds from the issuance of debt of $485.0 million, including $477.6 million from the issuance of the 4.00% Notes for refinancing the 6.375% Notes to extend maturities and reduce borrowing costs, and $7.4 million of other debt financing. The Company made $819.5 million of payments on debt, including partial redemption of $390.3 million of the 6.375% Notes, payments on Term Loans of $415.5 million, and $13.7 million of scheduled amortizing payments on debt.

During the year ended September 30, 2015, the Company recognized incremental proceeds from the issuance of debt of $3,281.4 million, including $2,036.5 million for the issuance of new Term Loans under the Senior Credit Agreement to refinance the then-existing senior credit facilities, and to redeem the 6.75% Notes and to fund acquisition activity; proceeds of $1,000.0 million from the issuance of the 5.75% Notes to support the AAG acquisition, and proceeds of $250.0 million from the issuance of the 6.125% Notes to support acquisition activity. The Company made $2,793.1 million of payments on debt, including payment of $1,589.6 million for the redemption of the then-existing senior term facilities, payment of $540.0 million for redemption of AAG debt assumed as part of the AAG acquisition, payment of $300.0 million for the redemption of the 6.75% Notes, and $363.6 million of scheduled amortizing payments on debt.

In addition to the outstanding principal on our debt obligations, we have annual interest payment obligations of approximately $191.3 million in the aggregate (excluding the impact of changes to variable interest rates or foreign currency). This includes interest under our: (i) 4.00% Notes of approximately $20.0 million; (ii) 6.625% Notes of approximately $37.8 million; (iii) 6.125% Notes of approximately $15.3 million; (iv) 5.75% Notes of $57.5 million; and (v) Term Loans of $44.7 million. Interest on the 4.00% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement. Subsequent to the year ended September 30, 2017 and effective November 15, 2017, the 6.625% Notes became callable by the Company.

The Company maintains a $700.0 million revolving credit facility that matures in March 2022 (“Revolver Facility”) which the Company may borrow funds on a variable interest rate. As a result of borrowings and payments under the Revolver Facility, at September 30, 2017, the Company had borrowing availability of $680.5 million, net of outstanding letters of credit of $18.0 million and a $1.5 million amount allocated to a foreign subsidiary. We are required to pay certain fees in connection with our outstanding debt obligations including a quarterly commitment fee of up to 0.50% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.

The Company’s access to the capital markets and financing costs in those markets may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings. At September 30, 2017, we were in compliance with all covenants under the Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

Refer to Note 10 - Debt of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

Equity

During the years ended September 30, 2017 and 2016, SBH did not issue shares of common stock outside the Company’s share-based compensation plans. During the year ended September 30, 2015, SBH issued 6.2 million shares of common stock in connection with the AAG acquisition, resulting in $562.7 million in proceeds, net of equity issuance costs.

SBH made cash dividend payments of $96.2 million, $87.2 million, and $70.7 million during the year ended September 30, 2017, 2016 and 2015 respectively. The increase is attributable to the annual increase in dividend rates at $1.64, $1.47, and $1.27 per share for the years ended September 30, 2017, 2016 and 2015 respectively, and the increase in common stock issued in connection with the AAG acquisition during the year ended September 30, 2015.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300.0 million common stock repurchase program. The authorization was effective for 36 months. On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program, replacing the pre-existing $300 million common stock repurchase program that was scheduled to expire in July 2018. The authorization is effective for 36 months. During the years ended September 30, 2017, 2016 and 2015, SBH repurchased 2,068,653, 450,087 and 230,000 shares, respectively, with an average price of $122.08, $95.71, and $92.13 per share, respectively. There is currently $350.6 million remaining under the current program. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

During the years ended September 30, 2017, 2016 and 2015, SBH granted 0.7 million, 0.6 million and 0.6 million restricted stock units (“RSUs”), respectively, to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was for the years ended September 30, 2017, 2016 and 2015 were $88.4 million, $56.0 million, and $52.9 million, respectively, which represented unearned share based compensation that is amortized to expense over the appropriate vesting period. During the years ended September 30, 2017, 2016, and 2015, SBH issued $54.5 million, $47.9 million and $49.8 million of shares through its stock compensation plans, respectively, and paid $24.4 million, $10.8 million, and $2.6 million in tax withholding payments on share based compensation plans, net of proceeds received upon vesting. See Note 16 - Share Based Compensation of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

During the year ended September 30, 2017, the Company purchased the remaining 44% non-controlling interest of Shaser, Inc. with a cash payment of $12.6 million. During the year ended September 30, 2016, the Company paid $3.2 million of contingent consideration associated with its acquisition of Salix. Refer to the Note 3 - Acquisitions to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

SB/RH

Liquidity and capital resources of SB/RH are highly dependent upon the cash flow and financing activities of SBH. As a result, there are no substantive differences between the cash flows of SBH and SB/RH.

Liquidity Outlook

The Company’s ability to make principal and interest payments on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans.  At September 30, 2017, there are no significant foreign cash balances available for repatriation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

The following table summarizes our contractual obligations as of September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Debt, excluding capital lease obligations(1)	$3,638.9	$22.7	$31.3	$1,263.9	$2,321.0
Interest payments excluding capital lease obligations(2)	1,143.1	176.9	349.8	336.5	279.9
Capital lease obligations(3)	258.6	14.0	28.7	29.3	186.6
Operating lease obligations(4)	140.1	32.0	47.9	27.9	32.3
Employee benefit obligations(5)	120.2	9.6	21.6	23.1	65.9
Other purchase obligations	1.1	0.1	1.0	—	—
Total Contractual Obligations(6)	$5,302.0	$255.3	$480.3	$1,680.7	$2,885.7

(1)	See Note 10 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.
(2)

Interest payments on debt subject to variable interest rates are based upon annualized interest rates as of September 30, 2017.  See Note 10 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(3)

Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position. See Note 10 - Debt of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(4)

Operating lease payments due by fiscal year are not reflected in the Consolidated Statements of Financial Position. See Note 11 – Leases of the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report.

(5)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. See Note 13 - Employee Benefit Plans of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

(6)

At September 30, 2017, our Consolidated Statements of Financial Position includes reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 14 - Income Taxes of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

The following table summarizes our other commercial commitments as of September 30, 2017, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Letters of credit	$18.0	$18.0	$—	$—	$—

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and evaluates its estimates on an ongoing basis. The following policies are considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements for all relevant accounting policies.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives. Refer to Note 2 - Significant Accounting Policies and Practices of Notes to the Consolidated Financial Statements for more information about useful lives.

On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if potential goodwill impairment exists. Our reporting units are consistent with our operating segments. See Note 19 - Segment Information of Notes to the Consolidated Financial Statements for further discussion of operating and reporting segments. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we used a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of GBA, HHI, PET, H&G, and GAC reporting units exceeded their carrying value by 152.1%, 93.2%, 38.6%, 352.3%, and 12.4%, respectively.

In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the year ended September 30, 2017, the Company recognized $16.3 million impairment on indefinite life intangible assets due to the reduction in value of certain tradenames in response to changes in management’s strategy.

The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There was a triggering event identified during the year that necessitated an impairment test of definite-lived assets, but no impairment was required.

A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value and therefore, additional impairment changes could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.

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

The Company’s discount rate assumptions are based on the interest rate of high-quality corporate bonds, with appropriate consideration of our plans’ participants’ demographics and benefit payment terms. For the year ended September 30, 2017, we used discount rates ranging from 1.13% to 13.4%. We believe the discount rates used are reflective of the rates at which pension benefits could be effectively settled. If interest rates decline resulting in a lower discount rate, our pension liability will increase along with the related pension expense and required funding contributions.

The Company’s expected return on plan assets assumptions are based on our expectation of long-term average rates of return on assets in the pension funds, which reflect both the current and projected asset mix of the funds and consider the historical returns earned on the fund. If the actual rates of return are lower than we assume, our future pension expense and required funding contributions may increase. Actual returns above the assumed level could decrease future pension expense and lower the amount of required funding contributions. For the year ended September 30, 2017, we used an expected return on plan assets of 1.13% to 7.00%. If plan assets decline due to poor market performance, our pension liability will increase along with increasing pension expense and required funding contributions may increase.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Based on the information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows in the future. See Note 13 - Employee Benefit Plans of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. We estimate costs for such activities after evaluating detailed analyses of the costs to be incurred.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures and significant organizational adjustments and measures undertaken by us to exit certain activities. We estimated costs for such activities after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), lease termination payments and any other items directly related to the exit activities. Impairment of property and equipment and other current or long-term assets as a result of restructuring related initiatives are recognized as a reduction of the appropriate asset.

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

While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan. See Note 4 - Restructuring and Related Charges of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a more complete discussion of our restructuring initiatives and related costs.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will not be sustained, the Company did not recognize a tax benefit. As of September 30, 2017, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized, would affect the effective tax rate in future periods was $37.8 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credit, and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not adjust its measurement for proposed future tax rate changes that have not yet been enacted into law. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and ongoing prudent and feasible tax planning strategies. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we make that determination.

As of September 30, 2017, we have U.S. federal net operating loss carryforwards (“NOLs”) of $703.5 million, with a federal tax benefit of $246.2 million, future tax benefits related to state NOLs of $70.8 million and capital loss carryforwards of $19.8 million with a federal and state tax benefit of $7.5 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $266.2 million at September 30, 2017. Of this amount, $217.1 million relates to U.S. net deferred tax assets and $49.1 million relates to foreign net deferred tax assets. We estimate that $180.8 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to both prior period ownership changes that limit the amount of NOLs we can use and legal limitations on the use of capital losses and foreign tax credits.

As of September 30, 2017, we have provided no significant residual US taxes on earnings not yet taxed in the U.S. As of September 30, 2017, we project $2.8 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

See Note 14 - Income Taxes of Notes to the Consolidated Financial Statements elsewhere included in this Annual Report.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or determined the method and timing of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The net periodic benefit costs for the years ended September 30, 2017, 2016 and 2015 was $8.1 million, $4.5 million and $4.6 million, respectively; of which the service cost component was $3.8 million, $2.8 million and $3.0 million, respectively; and other components were $4.3 million, $1.7 million, and $1.6 million, respectively. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet determined the materiality of the adoption.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. A  discussion of our accounting policies for derivative financial instruments is included in Note 12 - Derivatives of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

Interest Rate Risk

A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general levels of U.S., Canadian and European Union interest rates, LIBOR, CDOR and EURIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

At September 30, 2017 we had $1,317.9 million or 34% of our total debt subject to variable interest rates, the majority related to our Term Loans of $1,303.2 million. After inclusion of $300.0 million of interest rate swaps expiring in May 2020 fixing a portion of the variable rate debt, $1,017.9 million or 26% of our debt is subject to variable rates. Assuming an increase to market rates of 1% as of September 30, 2017, we would incur an increase to interest expense of $10.4 million.

At September 30, 2017, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1% decline in interest rates would be a loss of $8.3 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $1.2 million.

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

At September 30, 2017, we had $622.7 million equivalent of debt denominated in foreign currencies. Other than our Canadian-denominated term loan and Euro-denominated 4.00% Notes in the equivalent of $59.0 million and $501.0 million, respectively, recorded in a U.S. Dollar functional entity, the remaining debt is recorded in countries with the same functional currency as the debt. The foreign currency exposure from the Canadian-denominated term loans are substantially offset by Canadian-denominated intercompany loan receivables recorded in a U.S. Dollar functional entity and the 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.

At September 30, 2017, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $56.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $6.0 million.

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

At September 30, 2017, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $3.1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2.0 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, and is incorporated herein by reference. This report is a combined report of SBH and SB/RH. The notes to the consolidated financial statements include consolidated SBH Notes and certain information related to SB/RH.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of SBH’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, SBH’s disclosure controls and procedures are effective to ensure that information required to be disclosed by SBH in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the SBH’s management, including the our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. SBH’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). SBH’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2017. In making this assessment, SBH’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control Integrated Framework (2013). SBH’s management has concluded that, as of September 30, 2017, its internal control over financial reporting is effective based on these criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. The Company’s management excluded the acquisitions of GloFish, which was completed on May 12, 2017, and PetMatrix, which was completed on June 1, 2017, from the assessment of the effectiveness of internal control over financial reporting.  The total assets of $309.3 million and total net sales of $28.1 million associated with the acquisitions are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2017.  SBH 's independent registered public accounting firm, KPMG LLP, has issued an audit report on SBH 's internal control over financial reporting, excluding the assessment of the effectiveness of internal control over financial reporting for the acquisitions of GloFish and PetMatrix, which is included herein.

Changes in Internal Control Over Financial Reporting. There was no change in SBH’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SBH’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. SBH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SBH’s disclosure controls and procedures or SBH’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with respect to SBH have been detected.

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of SB/RH’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, SB/RH’s disclosure controls and procedures are effective to ensure that information required to be disclosed by SB/RH in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. SB/RH’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). SB/RH’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2017. In making this assessment, SB/RH’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control Integrated Framework (2013). SB/RH’s management has concluded that, as of September 30, 2017, its internal control over financial reporting is effective based on these criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. The Company’s management excluded the acquisitions of GloFish, which was completed on May 12, 2017, and PetMatrix, which was completed on June 1, 2017, from the assessment of the effectiveness of internal control over financial reporting.  The total assets of $309.3 million and total net sales of $28.1 million associated with the acquisitions are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2017.

Changes in Internal Control Over Financial Reporting. There was no change in SB/RH’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SB/RH’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SB/RH’s disclosure controls and procedures or SB/RH’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with respect to SB/RH have been detected.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH and the nominees for re-election as directors of SBH at the SBH Annual Meeting of Shareholders to be held on January 30, 2018 (the “2018 Annual Meeting”) is incorporated herein by reference to the disclosures under the captions “Board of Directors” and “Executive Officers Who Are Not Directors” which will be included in the SBH’s definitive Proxy Statement relating to the 2018 Annual Meeting (the “Definitive Proxy Statement”), which will be filed not later than 120 days after the end of the SBH’s fiscal year ended September 30, 2017.

Audit Committee and Audit Committee Financial Expert

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Committees Established by Our Board of Directors” in the Definitive Proxy Statement.

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

ITEM 11.EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Compensation Committee Interlocks and Insider Participation” in the Definitive Proxy Statement.

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Report of the Compensation Committee of the Board of Directors” in the Definitive Proxy Statement.

Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Executive Compensation” in the Definitive Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Definitive Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Equity Compensation Plan Information” in the Definitive Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Certain Relationships and Related Transactions and Director Independence” in the Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “Certain Relationships and Related Transactions and Director Independence” and “Board Actions; Board Member Independence; Committees of the Board of Directors” in the Definitive Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Spectrum Brands Holdings, Inc.

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2018” in the Definitive Proxy Statement.

SB/RH Holdings, LLC

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to SB/RH for services to SB/RH and its consolidated subsidiaries, for each of the last two fiscal years:

(in millions)	2017	2016
Audit Fees	$6.1	$5.5
Audit-Related Fees	—	—
Tax Fees	0.3	0.3
All Other Fees	—	—
Total	$6.4	$5.8

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audit of SB/RH and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditors Services and Fees

The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2017. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve for an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”). The notes to the consolidated financial statements include consolidated SBH footnotes and certain footnotes related to SB/RH.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Spectrum Brands Holdings, Inc. and subsidiaries acquired PetMatrix LLC as well as assets consisting of the GloFish operations (GloFish) during 2017 and management excluded from its assessment of the effectiveness of Spectrum Brands Holdings, Inc.’s internal control over financial reporting as of September 30, 2017, the internal control over financial reporting for both PetMatrix LLC and GloFish associated with combined total assets of $309.3 million and combined total net sales of $28.1 million included in the consolidated financial statements of Spectrum Brands Holdings, Inc. and subsidiaries as of and for the year ended September 30, 2017.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PetMatrix LLC and GloFish.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017 and our report dated November 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

SB/RH Holdings, LLC:

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 16, 2017

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Financial Position

September 30, 2017 and 2016

(in millions, except per share figures)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$168.2	$275.3
Trade receivables, net	526.1	482.6
Other receivables	43.4	55.6
Inventories	775.5	740.6
Prepaid expenses and other current assets	93.9	78.8
Total current assets	1,607.1	1,632.9
Property, plant and equipment, net	699.9	542.1
Deferred charges and other	62.7	43.2
Goodwill	2,626.0	2,478.4
Intangible assets, net	2,424.0	2,372.5
Total assets	$7,419.7	$7,069.1
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$36.7	$164.0
Accounts payable	727.6	580.1
Accrued wages and salaries	87.5	122.9
Accrued interest	48.6	39.3
Other current liabilities	213.0	189.3
Total current liabilities	1,113.4	1,095.6
Long-term debt, net of current portion	3,804.0	3,456.2
Deferred income taxes	531.4	532.7
Other long-term liabilities	124.2	140.6
Total liabilities	5,573.0	5,225.1
Commitments and contingencies (Note 18)
Shareholders' equity:
Common Stock, $0.01 par value: Authorized - 200.0 shares; Issued - 61.8 and 61.5 shares, respectively; Outstanding - 57.6 and 59.4 shares, respectively	0.6	0.6
Additional paid-in capital	2,145.3	2,073.6
Accumulated earnings	262.3	63.6
Accumulated other comprehensive loss, net of tax	(209.6)	(229.4)
Treasury stock, at cost	(360.7)	(108.3)
Total shareholders' equity	1,837.9	1,800.1
Noncontrolling interest	8.8	43.9
Total equity	1,846.7	1,844.0
Total liabilities and equity	$7,419.7	$7,069.1

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Income

Years ended September 30, 2017, 2016 and 2015

(in millions, except per share figures)

	2017	2016	2015
Net sales	$5,007.4	$5,039.7	$4,690.4
Cost of goods sold	3,114.3	3,119.3	3,018.0
Restructuring and related charges	18.3	0.5	2.1
Gross profit	1,874.8	1,919.9	1,670.3
Selling	781.2	776.6	720.7
General and administrative	391.3	372.3	338.8
Research and development	59.5	58.7	51.3
Acquisition and integration related charges	20.9	36.7	58.8
Restructuring and related charges	44.2	14.7	26.6
Write-off from impairment of intangible assets	16.3	4.7	—
Total operating expenses	1,313.4	1,263.7	1,196.2
Operating income	561.4	656.2	474.1
Interest expense	211.1	250.0	271.9
Other non-operating expense, net	5.7	8.6	8.9
Income from operations before income taxes	344.6	397.6	193.3
Income tax expense	47.5	40.0	43.9
Net income	297.1	357.6	149.4
Net income attributable to non-controlling interest	1.3	0.5	0.5
Net income attributable to controlling interest	$295.8	$357.1	$148.9
Earnings Per Share
Basic earnings per share	$5.04	$6.02	$2.68
Diluted earnings per share	5.02	5.99	2.66
Dividends per share	1.64	1.47	1.27
Weighted Average Shares Outstanding
Basic	58.6	59.3	55.6
Diluted	59.0	59.6	55.9

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended September 30, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
Net income	$297.1	$357.6	$149.4
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $2.9, $2.3, and $0.0, respectively	29.1	(8.5)	(113.0)
Unrealized (loss) gain on hedging activity, net tax of $(13.3), $2.9 and $(3.0), respectively	(29.1)	7.1	(13.2)
Defined benefit pension gain (loss), net tax of $8.5, $(10.8) and $(0.5), respectively	19.6	(28.2)	(11.0)
Other comprehensive income (loss), net of tax	19.6	(29.6)	(137.2)
Comprehensive income	316.7	328.0	12.2
Comprehensive (loss) attributable to non-controlling interest	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to controlling interest	$316.9	$328.3	$12.4

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2017, 2016 and 2015

(in millions)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Equity	Interest	Equity
Balances at September 30, 2014	52.7	$0.5	$1,433.4	$(283.1)	$(63.1)	$(44.3)	$1,043.4	$43.4	$1,086.8
Net income	—	—	—	148.9	—	—	148.9	0.5	149.4
Other comprehensive loss, net of tax	—	—	—	—	(137.0)	—	(137.0)	(0.2)	(137.2)
Common stock issuance	6.5	0.1	585.9	—	—	—	586.0	—	586.0
Restricted stock issued and related tax withholdings	0.4	—	(15.4)	—	—	—	(15.4)	—	(15.4)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Treasury stock purchases	(0.2)	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividend declared	—	—	—	(71.3)	—	—	(71.3)	—	(71.3)
Balances at September 30, 2015	59.4	0.6	2,033.6	(205.5)	(200.1)	(65.5)	1,563.1	43.7	1,606.8
Net income	—	—	—	357.1	—	—	357.1	0.5	357.6
Other comprehensive loss, net of tax	—	—	—	—	(29.3)	—	(29.3)	(0.3)	(29.6)
Restricted stock issued and related tax withholdings	0.4	—	0.4	—	—	—	0.4	—	0.4
Share based compensation	—	—	39.6	—	—	—	39.6	—	39.6
Treasury stock purchases	(0.4)	—	—	—	—	(42.8)	(42.8)	—	(42.8)
Dividend declared	—	—	—	(88.0)	—	—	(88.0)	—	(88.0)
Balances as of September 30, 2016	59.4	0.6	2,073.6	63.6	(229.4)	(108.3)	1,800.1	43.9	1,844.0
Net income	—	—	—	295.8	—	—	295.8	1.3	297.1
Other comprehensive income (loss), net of tax	—	—	—	—	19.8	—	19.8	(0.2)	19.6
Purchase of non-controlling interest	—	—	23.8	—	—	—	23.8	(36.2)	(12.4)
Restricted stock issued and related tax withholdings	0.3	—	8.8	—	—	—	8.8	—	8.8
Share based compensation	—	—	39.1	—	—	—	39.1	—	39.1
Treasury stock purchases	(2.1)	—	—	—	—	(252.4)	(252.4)	—	(252.4)
Dividends declared	—	—	—	(97.1)	—	—	(97.1)	—	(97.1)
Balances as of September 30, 2017	57.6	$0.6	$2,145.3	$262.3	$(209.6)	$(360.7)	$1,837.9	$8.8	$1,846.7

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended September 30, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
Cash flows from operating activities
Net income	$297.1	$357.6	$149.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198.7	183.0	170.0
Share based compensation	57.2	64.4	47.6
Amortization of debt issuance costs	7.3	11.6	12.6
Purchase accounting inventory adjustment	3.3	—	21.7
Write-off of unamortized discount on retired debt	0.2	—	1.7
Write-off for impairment of intangible assets	16.3	4.7	—
Pet safety recall inventory write-off	15.0	—	—
Write-off of debt issuance costs	2.3	5.8	11.2
Non-cash debt accretion	0.7	2.3	3.0
Deferred tax benefit	(4.9)	(25.5)	(4.6)
Net changes in operating assets and liabilities
Receivables	(10.4)	48.5	93.4
Inventories	(28.4)	40.2	(54.5)
Prepaid expenses and other current assets	(8.6)	(7.5)	(3.1)
Accounts payable and accrued liabilities	177.9	(34.9)	67.8
Other	(58.3)	(35.2)	(71.9)
Net cash provided by operating activities	665.4	615.0	444.3
Cash flows from investing activities
Purchases of property, plant and equipment	(115.0)	(95.2)	(89.1)
Business acquisitions, net of cash acquired	(304.7)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	4.6	1.0	1.4
Other investing activities	(1.5)	(4.2)	(0.9)
Net cash used by investing activities	(416.6)	(98.4)	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	265.6	485.0	3,281.4
Payment of debt	(232.6)	(819.5)	(2,793.1)
Payment of debt issuance costs	(5.9)	(9.3)	(38.1)
Payment of cash dividends	(96.2)	(87.2)	(70.7)
Treasury stock purchases	(252.5)	(42.8)	(21.2)
Purchase of non-controlling interest	(12.6)	—	—
Payment of contingent consideration	—	(3.2)	—
Share based tax withholding payments, net of proceeds upon vesting	(24.4)	(10.8)	(2.6)
Net proceeds from issuance of common stock	—	—	562.7
Net cash (used) provided by financing activities	(358.6)	(487.8)	918.4
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(0.4)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	3.1	(1.4)	(27.2)
Net (decrease) increase in cash and cash equivalents	(107.1)	27.4	53.3
Cash and cash equivalents, beginning of period	275.3	247.9	194.6
Cash and cash equivalents, end of period	$168.2	$275.3	$247.9
Supplemental disclosure of cash flow information
Cash paid for interest	$184.9	$238.3	$250.3
Cash paid for taxes	$37.5	$35.4	$54.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$151.7	$37.6	$4.1
Non cash financing activities
Issuance of shares through stock compensation plan	$54.5	$47.9	$49.8
Assumption of AAG Debt	$—	$—	$540.0

See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Financial Position

September 30, 2017 and 2016

(in millions)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$168.2	$270.8
Trade receivables, net	526.1	482.6
Other receivables	42.7	55.6
Inventories	775.5	740.6
Prepaid expenses and other current assets	93.9	78.8
Total current assets	1,606.4	1,628.4
Property, plant and equipment, net	699.9	542.1
Deferred charges and other	47.6	32.1
Goodwill	2,626.0	2,478.4
Intangible assets, net	2,424.0	2,372.5
Total assets	$7,403.9	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$36.7	$164.0
Accounts payable	727.6	580.1
Accrued wages and salaries	87.5	122.9
Accrued interest	48.6	39.3
Other current liabilities	208.5	188.3
Total current liabilities	1,108.9	1,094.6
Long-term debt, net of current portion	3,804.0	3,456.2
Deferred income taxes	531.4	532.7
Other long-term liabilities	124.2	140.6
Total liabilities	5,568.5	5,224.1
Commitments and contingencies (Note 18)
Shareholder's equity:
Other capital	2,079.0	2,000.9
Accumulated (deficit) earnings	(42.8)	8.1
Accumulated other comprehensive loss, net of tax	(209.6)	(229.4)
Total shareholder's equity	1,826.6	1,779.6
Noncontrolling interest	8.8	49.8
Total equity	1,835.4	1,829.4
Total liabilities and equity	$7,403.9	$7,053.5

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Income

Years ended September 30, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
Net sales	$5,007.4	$5,039.7	$4,690.4
Cost of goods sold	3,114.3	3,119.3	3,018.0
Restructuring and related charges	18.3	0.5	2.1
Gross profit	1,874.8	1,919.9	1,670.3
Selling	781.2	776.6	720.7
General and administrative	382.9	366.6	332.4
Research and development	59.5	58.7	51.3
Acquisition and integration related charges	20.9	36.7	58.8
Restructuring and related charges	44.2	14.7	26.6
Write-off from impairment of intangible assets	16.3	4.7	—
Total operating expenses	1,305.0	1,258.0	1,189.8
Operating income	569.8	661.9	480.5
Interest expense	211.5	250.0	271.9
Other non-operating expense, net	5.7	8.6	8.9
Income from operations before income taxes	352.6	403.3	199.7
Income tax expense	51.4	51.0	43.9
Net income	301.2	352.3	155.8
Net income attributable to non-controlling interest	1.3	0.4	0.4
Net income attributable to controlling interest	$299.9	$351.9	$155.4

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Comprehensive Income

Years ended September 30, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
Net income	$301.2	$352.3	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $2.9, $2.3, and $0.0, respectively	29.1	(8.5)	(113.0)
Unrealized (loss) gain on hedging activity, net tax of $(13.3), $2.9 and $(3.0), respectively	(29.1)	7.1	(13.2)
Defined benefit pension gain (loss), net tax of $8.5, $(10.8) and $(0.5), respectively	19.6	(28.2)	(11.0)
Other comprehensive income (loss), net of tax	19.6	(29.6)	(137.2)
Comprehensive income	320.8	322.7	18.6
Comprehensive (loss) attributable to non-controlling interest	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to controlling interest	$321.0	$323.0	$18.8

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Shareholder’s Equity

Years ended September 30, 2017, 2016 and 2015

(in millions)

			Accumulated
		Accumulated	Other	Total	Non-
	Other	Earnings	Comprehensive	Shareholder's	controlling
	Capital	(Deficit)	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2014	$1,413.8	$(330.0)	$(63.1)	$1,020.7	$49.5	$1,070.2
Net income	—	155.4	—	155.4	0.4	155.8
Other comprehensive loss, net of tax	—	—	(137.0)	(137.0)	(0.2)	(137.2)
Contribution from parent	570.6	—	—	570.6	—	570.6
Restricted stock issued and related tax withholdings	(38.4)	—	—	(38.4)	—	(38.4)
Share based compensation	23.9	—	—	23.9	—	23.9
Dividends declared	—	(72.1)	—	(72.1)	—	(72.1)
Balances at September 30, 2015	1,969.9	(246.7)	(200.1)	1,523.1	49.7	1,572.8
Net income	—	351.9	—	351.9	0.4	352.3
Other comprehensive loss, net of tax	—	—	(29.3)	(29.3)	(0.3)	(29.6)
Contribution from parent	5.6	—	—	5.6	—	5.6
Restricted stock issued and related tax withholdings	(9.1)	—	—	(9.1)	—	(9.1)
Share based compensation	34.5	—	—	34.5	—	34.5
Dividends declared	—	(97.1)	—	(97.1)	—	(97.1)
Balances as of September 30, 2016	2,000.9	8.1	(229.4)	1,779.6	49.8	1,829.4
Net income	—	299.9	—	299.9	1.3	301.2
Other comprehensive income (loss), net of tax	—	—	19.8	19.8	(0.2)	19.6
Purchase of non-controlling interest	29.6	—	—	29.6	(42.1)	(12.5)
Restricted stock issued and related tax withholdings	12.2	—	—	12.2	—	12.2
Share based compensation	36.3	—	—	36.3	—	36.3
Dividends paid to parent	—	(350.8)	—	(350.8)	—	(350.8)
Balances as of September 30, 2017	$2,079.0	$(42.8)	$(209.6)	$1,826.6	$8.8	$1,835.4

See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Cash Flows

Years ended September 30, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
Cash flows from operating activities
Net income	$301.2	$352.3	$155.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198.7	183.0	170.0
Share based compensation	54.4	59.3	41.8
Amortization of debt issuance costs	7.3	11.6	12.6
Purchase accounting inventory adjustment	3.3	—	21.7
Write-off of unamortized discount on retired debt	0.2	—	—
Write-off for impairment of intangible assets	16.3	4.7	—
Pet safety recall inventory write-off	15.0	—	1.7
Write-off of debt issuance costs	2.3	5.8	11.2
Non-cash debt accretion	0.7	2.3	3.0
Deferred tax benefit	(1.0)	(14.5)	(4.6)
Net changes in operating assets and liabilities
Receivables	(10.4)	48.5	93.4
Inventories	(28.4)	40.2	(54.5)
Prepaid expenses and other	(7.8)	(7.5)	(3.1)
Accounts payable and accrued liabilities	177.9	(34.9)	67.8
Other	(82.1)	(49.2)	(75.0)
Net cash provided by operating activities	647.6	601.6	441.8
Cash flows from investing activities
Purchases of property, plant and equipment	(115.0)	(95.2)	(89.1)
Business acquisitions, net of cash acquired	(304.7)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	4.6	1.0	1.4
Other investing activities	(1.5)	(4.2)	(0.9)
Net cash used by investing activities	(416.6)	(98.4)	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	265.6	498.9	3,320.3
Payment of debt	(232.6)	(868.1)	(2,813.2)
Payment of debt issuance costs	(5.9)	(9.3)	(38.1)
Payment of cash dividends to parent	(350.8)	(97.2)	(72.1)
Purchase of non-controlling interest	(12.6)	—	—
Payment of contingent consideration	—	(3.2)	—
Share based tax withholding payments, net of proceeds upon vesting	—	—	(2.6)
Capital contribution from parent	—	—	528.3
Net cash (used) provided by financing activities	(336.3)	(478.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(0.4)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	3.1	(1.4)	(27.2)
Net (decrease) increase in cash and cash equivalents	(102.6)	22.9	55.0
Cash and cash equivalents, beginning of period	270.8	247.9	192.9
Cash and cash equivalents, end of period	$168.2	$270.8	$247.9
Supplemental disclosure of cash flow information
Cash paid for interest	$184.9	$238.3	$250.3
Cash paid for taxes	$37.5	$35.4	$54.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$151.7	$37.6	$4.1
Assumption of AAG Debt	$—	$—	$540.0

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

NOTE 1 - DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.” SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH. SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company. See Note 10 - Debt for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 19 - Segment Information for more information pertaining to segments. The following summarizes the respective product types, brands, and regions for each of the reporting segments:

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

Companion Animal: 8-in-1®, Dingo®, Nature's Miracle®, Wild Harvest®, Littermaid®, Jungle®, Excel®, FURminator®, IAMS®, Eukanuba®, Healthy-Hide®, DreamBone®, SmartBones®, GloFish®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
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

The Company’s fiscal year ends on September 30. Throughout the year, the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2017, the fiscal quarters were comprised of the three months ended January 1, 2017, April 2, 2017, July 2, 2017 and September 30, 2017.

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

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. See Note 6 - Receivables for further detail.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 7 - Inventory for further detail.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 8 - Property, plant and equipment for further detail.

Goodwill

Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. Our reporting units are consistent with our segments. See Note 19 - Segment Information for further discussion.

The Company performs its annual impairment test in the fourth quarter of its fiscal year. The fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, an impairment loss would be recognized equal to that excess; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 9 - Goodwill and Intangible Assets for further detail.

Intangible Assets

Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.4 years
Technology assets	5 - 18 years	12.2 years
Tradenames	5 - 13 years	11.4 years

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs an undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the years ended September 30, 2017, 2016 and 2015 that necessitated an impairment test of definite-lived intangible assets.

Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. See Note 9 - Goodwill and Intangible Assets for further detail.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $53.1 million and $56.9 million as of September 30, 2017 and 2016, respectively, and are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income. See Note 10 - Debt for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 12 - Derivatives for further detail.

Treasury Stock

Treasury stock purchases are stated at cost and presented as a separate reduction of equity.

Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and risks and rewards of ownership of the product are passed, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net Sales.

The Company enters into promotional arrangements, primarily with retail customers, that entitle such retailers to earn rebates from the Company. These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of Net Sales.

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

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments in order to secure the right to distribute through such customers. The Company capitalizes these payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Capitalized payments are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets and related amortization is treated as a reduction in Net Sales.

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs were $293.8 million, $294.7 million and $272.9 million during the years ended September 30, 2017, 2016 and 2015, respectively. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $39.9 million, $39.8 million and $35.0 million during the years ended September 30, 2017, 2016 and 2015, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

Environmental Expenditures

Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale. See Note 18 - Commitments and Contingencies for further detail.

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

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities or asset reductions could include amounts for items such as severance costs and related benefits, lease termination payments and any other items directly related to the exit activities. Impairment of property and equipment and other current or long-term assets as a result of restructuring related initiatives are recognized as a reduction of the appropriate asset.

Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented. See Note 4 - Restructuring and Related Charges for further detail.

Acquisition and Integration Related Charges

Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity. See Note 3- Acquisitions for further detail.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense. See Note 14 - Income Taxes for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of equity in Accumulated Other Comprehensive Income (“AOCI”), including the effects of exchange rate changes on intercompany balances of a long-term investment nature. See Note 17 - Accumulated Other Comprehensive Income for further detail.

Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $6.3 million, $10.2 million, and $9.6 million for the years ended September 30, 2017, 2016 and 2015, respectively.

Newly Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The ASU must be applied on a prospective basis and will become effective for us beginning in the first quarter of the year ended September 30, 2021, with early adoption available. We chose to adopt the standard immediately, with no impact to the consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements, or determined the method and timing of adoption.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The net periodic benefit costs for the years ended September 30, 2017, 2016 and 2015 was $8.1 million, $4.5 million and $4.6 million, respectively; of which the service cost component was $3.8 million, $2.8 million and $3.0 million, respectively; and other components were $4.3 million, $1.7 million, and $1.6 million, respectively. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

NOTE 3 - ACQUISITIONS

The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

PetMatrix

On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Consolidated Statements of Income, and reported within the PET reporting segment for the year ended September 30, 2017.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation resulted in goodwill of $123.8 million, allocated to the PET segment; of which $123.8 million is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

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

GloFish

On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish branded operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations primarily consist of the development and licensing of fluorescent fish for sale through mass retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statements of Income, and reported within the PET reporting segment for the year ended September 30, 2017.

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

(in millions)	Purchase Price
Cash consideration	$49.7

(in millions)	Allocation
Trade receivables	$0.4
Property, plant and equipment	0.6
Goodwill	11.2
Intangible assets	37.8
Other current liabilities	(0.3)
Net assets acquired	$49.7

The purchase price allocation resulted in goodwill of $11.2 million, allocated to the PET segment; of which $11.2 million is deductible for tax purposes. The values allocated to intangible assets and the weighted average useful lives are as follows:

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Integration Costs

Acquisition and integration costs include costs directly associated with the completion of the purchase of net assets or equity interest of a business such as a business combination, equity investment, joint venture or purchase of non-controlling interest. Included costs include transactions costs; advisory, legal, accounting, valuation, and other professional fees; and integration of acquired operations onto the Company’s shared service platform and termination of redundant positions and locations. The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
HHI Business	$5.9	$13.3	$12.0
PetMatrix	4.5	—	—
Armored AutoGroup	3.2	14.6	21.8
Shaser	1.2	—	—
GloFish	1.0	—	—
Salix	0.7	2.1	10.7
European IAMS and Eukanuba	0.2	3.5	9.3
Other	4.2	3.2	5.0
Total acquisition and integration related charges	$20.9	$36.7	$58.8

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

Pet Rightsizing Initiative – During the second quarter of the year ending September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $11 million, of which $8.2 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

HHI Distribution Center Consolidation – During the second quarter of the year ending September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $50 million, of which $27.4 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $32 million, of which $29.5 million has been incurred to date. The balance is anticipated to be incurred through December 31, 2017.

HHI Business Rationalization Initiatives – During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the HHI segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global HHI operations. Total costs associated with these initiatives of $16.6 million has been incurred and completed as of September 30, 2016.

Global Expense Rationalization Initiatives – During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the GBA and PET, and within Corporate. Total costs associated with these initiatives of $47.0 million has been incurred and completed as of September 30, 2016.

Other Restructuring Activities – The Company has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes restructuring and related charges for the years ended September 30, 2017, 2016, and 2015:

(in millions)	2017	2016	2015
HHI distribution center consolidation	$27.4	$—	$—
GAC business rationalization initiative	24.2	5.3	—
PET rightsizing initiative	8.2	—	—
Global expense rationalization initiative	—	5.2	17.1
HHI business rationalization initiative	—	1.8	10.3
Other restructuring activities	2.7	2.9	1.3
Total restructuring and related charges	$62.5	$15.2	$28.7
Reported as:
Cost of goods sold	$18.3	$0.5	$2.1
Operating expense	44.2	14.7	26.6

The following summarizes restructuring and related charges for the years ended September 30, 2017, 2016, and 2015, and cumulative costs of restructuring initiatives as of September 30, 2017, by cost type. Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the year ended September 30, 2017	12.8	49.7	62.5
For the year ended September 30, 2016	4.3	10.9	15.2
For the year ended September 30, 2015	7.0	21.7	28.7
Cumulative costs through September 30, 2017	13.1	54.7	67.8
Future costs to be incurred	6.0	25.0	31.0

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2017, 2016, and 2015:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2015	$4.3	$3.9	$8.2
Provisions	4.3	10.9	15.2
Cash expenditures	(6.9)	(13.6)	(20.5)
Non Cash Items	(0.1)	(0.2)	(0.3)
Accrual balance at September 30, 2016	1.6	1.0	2.6
Provisions	9.5	10.0	19.5
Cash expenditures	(3.4)	(1.0)	(4.4)
Non-cash items	(0.5)	(0.2)	(0.7)
Accrual balance at September 30, 2017	$7.2	$9.8	$17.0

The following summarizes restructuring and related charges by segment for the years ended September 30, 2017, 2016, and 2015, cumulative costs of restructuring initiatives as of September 30, 2017 and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Corporate	Total
For the year ended September 30, 2017	2.1	9.1	26.6	24.2	0.5	62.5
For the year ended September 30, 2016	0.8	4.6	4.5	5.3	—	15.2
For the year ended September 30, 2015	8.5	9.5	10.3	—	0.4	28.7
Cumulative costs through September 30, 2017	2.1	9.1	26.6	29.5	0.5	67.8
Future costs to be incurred	0.9	2.6	22.9	2.0	2.6	31.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. Fair value measurements are classified under the following hierarchy:

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

The fair values of derivative instruments as of September 30, 2017 and 2016 are as follows. See Note 12 - Derivatives for additional detail:

	2017		2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$4.5	$4.5	$8.7	$8.7
Derivative Liabilities	$17.6	$17.6	$3.2	$3.2

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

The carrying values and estimated fair values for debt as of September 30, 2017 and 2016 are as follows:

	2017		2016
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,840.7	$4,041.8	$3,620.2	$3,865.1
Total debt - SB/RH	$3,840.7	$4,041.8	$3,620.2	$3,865.1

The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2).

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RECEIVABLES

The allowance for uncollectible receivables as of September 30, 2017 and 2016 was $45.4 million and $46.8 million, respectively. The following is a rollforward of the allowance for the years ended September 30, 2017, 2016 and 2015:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2017	$46.8	$1.4	$(4.1)	$1.3	$45.4
September 30, 2016	$44.0	$15.6	$(12.0)	$(0.8)	$46.8
September 30, 2015	$48.6	$6.0	$(6.3)	$(4.3)	$44.0

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented 15% of the Company’s Net Sales during years ended September 30, 2017, 2016 and 2015. This major customer also represented 14% and 15% of the Company’s Trade Receivables as of September 30, 2017 and 2016, respectively.

We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts. Any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $2,141.0 million, $2,055.0 million and $1,938.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. The cost of factoring such trade receivables was $11.9 million, $10.1 million and $6.5 million for the years ended September 30, 2017, 2016 and 2015 and reflected in the Consolidated Statements of Income as General and Administrative Expense.

NOTE 7 - INVENTORY

Inventories as of September 30, 2017 and 2016 consist of the following:

(in millions)	2017	2016
Raw materials	$123.8	$127.5
Work-in-process	54.3	43.6
Finished goods	597.4	569.5
	$775.5	$740.6

NOTE 8 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2017 and 2016 consist of the following:

(in millions)	2017	2016
Land, buildings and improvements	$200.2	$195.8
Machinery, equipment and other	636.2	550.6
Capital leases	282.3	130.0
Construction in progress	66.1	57.7
Property, plant and equipment	$1,184.8	$934.1
Accumulated depreciation	(484.9)	(392.0)
Property, plant and equipment, net	$699.9	$542.1

Depreciation expense from property, plant and equipment for the years ended September 30, 2017, 2016 and 2015 was $103.5 million, $89.1 million, and $82.2 million, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2015	$348.5	$699.5	$299.6	$196.5	$932.6	$2,476.7
Adjustments	—	—	—	—	3.3	3.3
Foreign currency impact	(3.4)	3.3	0.2	—	(1.7)	(1.6)
As of September 30, 2016	345.1	702.8	299.8	196.5	934.2	2,478.4
PetMatrix acquisition	—	—	123.8	—	—	123.8
GloFish acquisition	—	—	11.2	—	—	11.2
Foreign currency impact	3.8	5.9	2.3	—	0.6	12.6
As of September 30, 2017	$348.9	$708.7	$437.1	$196.5	$934.8	$2,626.0

The fair values of the GBA, HHI, PET, H&G and GAC reporting units exceeded their carrying values by 152.1%, 93.2%, 38.6%, 352.3%, and 12.4%, respectively. As a result, no impairment was recognized and there were no reporting units that were deemed at risk of impairment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	2017			2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,007.6	$(360.7)	$646.9	$984.8	$(302.9)	$681.9
Technology assets	250.5	(83.4)	167.1	237.2	(96.7)	140.5
Tradenames	165.8	(104.6)	61.2	165.7	(89.1)	76.6
Total	$1,423.9	$(548.7)	$875.2	$1,387.7	$(488.7)	$899.0

Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,548.8 million and $1,473.5 million as of September 30, 2017 and 2016. During the year ended September 30, 2017, the Company recognized $16.3 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible assets. There was no impairment loss on indefinite-lived trade names for the year ended September 30, 2015.

Amortization expense from intangible assets for the years ended September 30, 2017, 2016 and 2015 was $95.2 million, $93.9 million and $87.8 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2018	$91.0
2019	90.9
2020	88.5
2021	79.7
2022	69.2

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DEBT

Debt for SBH and SB/RH as of September 30, 2017 and 2016 consists of the following:

	2017		2016
(in millions)	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,244.2	3.4%	$1,005.5	3.6%
CAD Term Loan, variable rate, due June 23, 2022	59.0	4.9%	54.9	4.6%
Euro Term Loan, variable rate, due June 23, 2022	—	—%	63.0	3.5%
4.00% Notes, due October 1, 2026	501.0	4.0%	477.0	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	—	—%	129.7	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	—	—%	—	—%
Other notes and obligations	14.7	10.7%	16.8	9.8%
Obligations under capital leases	258.6	5.7%	114.7	5.5%
Total debt	3,897.5		3,681.6
Unamortized discount on debt	(3.7)		(4.5)
Debt issuance costs	(53.1)		(56.9)
Less current portion	(36.7)		(164.0)
Long-term debt, net of current portion	$3,804.0		$3,456.2

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

(in millions)	Capital Lease Obligations	Debt	Total
2018	$14.0	$22.7	$36.7
2019	14.4	18.2	32.6
2020	14.3	13.1	27.4
2021	15.9	13.1	29.0
2022	13.4	1,250.8	1,264.2
Thereafter	186.6	2,321.0	2,507.6
Long-term debt	$258.6	$3,638.9	$3,897.5

There was no intercompany debt owed by SB/RH as of September 30, 2017 and 2016.

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

The Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant test on the last day of each fiscal quarter on the maximum total leverage ratio. This is calculated as the ratio of (i) the principal amount of third party debt for borrowed money (including unreimbursed letter of credit drawings), capital leases and purchase money debt, at period-end, less cash and cash equivalents, to (ii) adjusted EBITDA for the trailing twelve months. The maximum total leverage ratio should be no greater than 6.0 to 1.0. As of September 30, 2017, we were in compliance with all covenants under the Credit Agreement

Pursuant to a guarantee agreement, SB/RH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.

In connection with the new Revolver Facility, the Company incurred $5.7 million of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility. As of September 30, 2017, the Company had aggregate borrowing availability of $680.5 million, net of outstanding letters of credit of $18.0 million and a $1.5 million amount allocated to a foreign subsidiary.

4.00% Notes

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes at par value, due October 1, 2026. The 4.00% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

SBI may redeem all or a part of the 4.00% Notes, at any time on or after October 1, 2021 at specified redemption prices. In addition, prior to October 1, 2021, SBI may redeem the notes at a redemption price equal to 100% of the principal amounts plus a “make-whole” premium. SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before October 1, 2019 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 4.00% Notes (the “2026 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2026 Indenture.

The 2026 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $7.7 million of fees in connection with the offering of the 4.00% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 4.00% Notes.

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

The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.

6.125% Notes

On December 4, 2014, SBI issued $250 million aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the”6.125% Notes”). The 6.125% Notes are guaranteed by SB/RH, as well as by SBI’s existing and future domestic subsidiaries.

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

The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of HHI Business, the Company assumed $520 million aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570 million aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”). During the year ended September 30, 2016, in connection with the issuance of the 4.00% Notes previously discussed, the Company repurchased $390.3 million aggregate principal amount of the 6.375% Notes in a cash tender offer. In connection with the tender, the Company recognized $6.5 million of fees and expenses and a $15.6 million tender premium as interest expense and wrote off $5.8 million of previously capitalized debt issuance costs as a non-cash charge to interest expense during the year ended September 30, 2016. On October 20, 2016, the Company redeemed the remaining outstanding aggregate principal on the 6.375% Notes of $129.7 million, with a make whole premium of $4.6 million recognized as interest expense and $1.9 million in non-cash interest expense for previously deferred debt issuance costs for the year ended September 30, 2017. The 6.625% Notes are unsecured and guaranteed by SB/RH, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture. Subsequent to the year ended September 30, 2017 and effective November 15, 2017, the 6.625% Notes became callable by the Company.

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

In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.625% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $14.1 million of fees in connection with the offering of the 6.625% Notes, which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.625% Notes, respectively.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LEASES

The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through February 2034. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2018	$32.0
2019	27.4
2020	20.5
2021	15.7
2022	12.2
Thereafter	32.3
Total minimum lease payments	$140.1

Rent expense was $40.0 million, $46.8 million and $36.3 million for the years ended September 30, 2017, 2016 and 2015, respectively.

NOTE 12 - DERIVATIVES

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

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest Expense from the underlying debt to which the swap is designated. As of September 30, 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. As of September 30, 2016, the Company has a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.5 million, net of tax. The Company’s interest rate swap derivative financial instruments at September 30, 2017 and 2016 are as follows:

	2017		2016
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.6	$300.0	0.5

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2017, the Company had a series of zinc and brass swap contracts outstanding through March 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2.2 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2017 and 2016:

	2017		2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	7.6 Tons	$20.7	6.7 Tons	$12.8
Brass swap contracts	1.3 Tons	$6.6	1.0 Tons	$4.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Consolidated Statements of Income. At September 30, 2017, the Company had a series of foreign exchange derivative contracts outstanding through June 2019. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $10.6 million, net of tax. At September 30, 2017 and 2016, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $360.8 million and $224.8 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. See Note 10 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated As Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2017, the Company had a series of forward exchange contracts outstanding through October 2017. At September 30, 2017 and 2016, the Company had $205.7 million and $131.4 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2017, the Company had a series of commodity swaps outstanding through December 2019. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2017 and 2016:

	2017		2016
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	20.9 troy oz.	$0.4	31.0 troy oz.	$0.6

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2017	2016
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$3.4	$2.9
Commodity swaps - designated as hedge	Deferred charges and other	0.2	—
Interest rate swaps - designated as hedge	Deferred charges and other	0.4	—
Foreign exchange contracts - designated as hedge	Receivables—Other	0.2	5.5
Foreign exchange contracts - designated as hedge	Deferred charges and other	—	0.1
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.3	0.2
Total Derivative Assets		$4.5	$8.7
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$0.5	$0.7
Interest rate swaps - designated as hedge	Accrued interest	0.2	0.4
Commodity swaps - designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	14.5	1.7
Foreign exchange contracts - designated as hedge	Other long-term liabilities	1.8	0.1
Foreign exchange contracts - not designated as hedge	Accounts payable	0.6	0.2
Total Derivative Liabilities		$17.6	$3.2

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was approximately $0.1 million for the years ended September 30, 2017 and 2016.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2017 and 2016, there was no cash collateral outstanding. In addition, as of September 30, 2017 and 2016, the Company had no posted standby letters of credit related to such liability positions.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2017, 2016 and 2015:

	Effective Portion
For the year ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
September 30, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.7)	Interest expense	$(1.3)	Interest expense	$—
Commodity swaps	6.2	Cost of goods sold	5.4	Cost of goods sold	—
Net investment hedge	(24.0)	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.4	Net sales	—	Net sales	—
Foreign exchange contracts	(13.5)	Cost of goods sold	6.7	Cost of goods sold	—
Total	$(31.6)		$10.8		$—

	Effective Portion
For the year ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
September 30, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	4.5	Cost of goods sold	(3.7)	Cost of goods sold	—
Net investment hedge	0.6	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	(0.4)	Net sales	(0.2)	Net sales	—
Foreign exchange contracts	6.8	Cost of goods sold	6.9	Cost of goods sold	—
Total	$11.1		$1.1		$—

	Effective Portion
For the year ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
September 30, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(3.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	(7.2)	Cost of goods sold	(0.7)	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	21.8	Cost of goods sold	30.0	Cost of goods sold	—
Total	$11.3		$27.5		$—

The unrealized loss on derivative contracts in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2018 is $8.9 million.

The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015.

(in millions)	Line Item	2017	2016	2015
Commodity swaps	Cost of goods sold	$0.1	$—	$(0.1)
Foreign exchange contracts	Other non-operating expenses, net	(4.2)	3.1	(2.5)
Total		$(4.1)	$3.1	$(2.6)

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate. The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.  The following tables provide additional information on the Company’s pension plans as of September 30, 2017 and 2016:

	U.S. Plans		Non U.S. Plans
(in millions)	2017	2016	2017	2016
Changes in benefit obligation:
Benefit obligation, beginning of year	$79.5	$73.9	$210.6	$184.4
Service cost	0.4	0.2	3.4	2.6
Interest cost	2.7	3.0	4.4	5.7
Actuarial (gain) loss	(3.4)	6.2	(22.4)	36.0
Curtailments	—	—	(0.3)	—
Benefits paid	(3.9)	(3.8)	(8.6)	(6.1)
Foreign currency exchange rate changes	—	—	8.8	(12.0)
Benefit obligation, end of year	$75.3	$79.5	$195.9	$210.6
Changes in plan assets:
Fair value of plan assets, beginning of year	$63.8	$58.2	$115.0	$116.9
Actual return on plan assets	7.4	5.3	(1.4)	8.9
Employer contributions	1.6	4.1	8.8	6.6
Benefits paid	(3.9)	(3.8)	(8.6)	(6.1)
Foreign currency exchange rate changes	—	—	4.6	(11.3)
Fair value of plan assets, end of year	$68.9	$63.8	$118.4	$115.0
Funded Status	$(6.4)	$(15.7)	$(77.5)	$(95.6)
Amounts recognized in statement of financial position
Other accrued expenses	$0.4	$0.5	$2.1	$2.3
Other long-term liabilities	6.0	15.2	75.4	93.3
Accumulated other comprehensive loss	12.0	20.0	44.6	64.2
Weighted average assumptions
Discount rate	3.70%	3.50%	1.13 - 13.40%	1.00 - 13.50%
Expected return on plan assets	7.00%	7.00%	1.13 - 4.13%	1.00 - 3.70%
Rate of compensation increase	N/A	N/A	1.37 - 7.00%	2.25 - 7.00%

Amounts reclassified from Accumulated Other Comprehensive Loss associated with employee benefit plan costs and recognized on the Company’s Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Cost of goods sold	$3.2	$1.4	$0.6
Selling expenses	0.8	0.3	0.3
General and administrative expenses	1.5	0.7	0.5
Amounts reclassified from accumulated other comprehensive loss	$5.5	$2.4	$1.4

The net loss in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2018 is $3.3 million.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table contains the components of net periodic benefit cost for the years ended September 30, 2017, 2016 and 2015:

	U.S. Plans			Non U.S. Plans
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$0.4	$0.2	$0.4	$3.4	$2.6	$2.6
Interest cost	2.7	3.0	2.9	4.4	5.7	6.2
Expected return on assets	(4.4)	(4.3)	(4.5)	(4.2)	(4.2)	(5.2)
Curtailment	—	—	—	0.3	0.1	0.7
Recognized net actuarial loss	1.6	0.6	0.2	3.9	0.8	1.3
Net periodic benefit cost	$0.3	$(0.5)	$(1.0)	$7.8	$5.0	$5.6
Weighted average assumptions
Discount rate	3.50%	4.25%	4.15%	1.00 - 13.50%	1.75 - 13.81%	2.00 - 13.50%
Expected return on plan assets	7.00%	7.25%	7.50%	1.00 - 3.70%	1.75 - 4.53%	2.00 - 5.26%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 7.00%	2.25 - 5.50%	2.25 - 5.50%

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

Below is a summary allocation of all pension plan assets as of September 30, 2017 and 2016:

	U.S. Plans		Non U.S. Plans
Asset Type	2017	2016	2017	2016
Equity Securities	63%	62%	—%	0%
Fixed Income Securities	34%	35%	19%	23%
Other	3%	3%	81%	77%
Total	100.0%	100%	100.0%	100%

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of pension plan assets by asset category as of September 30, 2017 and 2016 are as follows:

As of September 30, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity securities	$24.1	$7.0	$—	$31.1
Foreign equity securities	11.3	—	—	11.3
Fixed income securities
U.S. fixed income securities	21.0	—	—	21.0
Foreign fixed income securities	2.1	21.6	—	23.7
Real estate	1.8	—	—	1.8
Life insurance contracts	—	40.2	—	40.2
Other	—	49.2	—	49.2
Foreign cash & cash equivalents	9.0	—	—	9.0
Total plan assets	$69.3	$118.0	$—	$187.3

As of September 30, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity securities	$22.2	$6.3	$—	$28.5
Foreign equity securities	10.4	—	—	10.4
Fixed income securities
U.S. fixed income securities	19.6	1.7	—	21.3
Foreign fixed income securities	1.9	24.1	—	26.0
Real estate	1.7	5.8	—	7.5
Life insurance contracts	—	37.0	—	37.0
Other	—	34.4	—	34.4
Foreign cash & cash equivalents	13.7	—	—	13.7
Total plan assets	$69.5	$109.3	$—	$178.8

The following benefit payments are expected to be paid:

(in millions)	U.S. Plans	Non U.S. Plans
2018	$3.8	$5.8
2019	4.0	6.5
2020	4.1	7.0
2021	4.2	7.3
2022	4.1	7.5
2023-2027	21.3	44.6

Defined Contribution Plans

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 2017, 2016 and 2015 were $12.3 million, $11.8 million, and $11.2 million.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

Income tax expense was calculated based upon the following components of income from operations before income taxes for the years ended September 30, 2017, 2016, and 2015:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
United States	$131.1	$197.8	$3.4	$139.1	$203.5	$9.8
Outside the United States	213.5	199.8	189.9	213.5	199.8	189.9
Income from operations before income taxes	$344.6	$397.6	$193.3	$352.6	$403.3	$199.7

The components of income tax expense for the years ended September 30, 2017, 2016 and 2015 are as follows:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
Current tax expense:
U.S. Federal	$4.2	$1.6	$3.6	$4.2	$1.6	$3.6
Foreign	47.4	59.7	40.4	47.4	59.7	40.4
State and local	0.8	4.2	4.5	0.8	4.2	4.5
Total current tax expense	52.4	65.5	48.5	52.4	65.5	48.5
Deferred tax (benefit) expense:
U.S. Federal	10.7	(27.2)	(12.3)	14.5	(16.7)	(12.3)
Foreign	(5.9)	(1.1)	11.2	(5.9)	(1.1)	11.2
State and local	(9.7)	2.8	(3.5)	(9.6)	3.3	(3.5)
Total deferred tax expense	(4.9)	(25.5)	(4.6)	(1.0)	(14.5)	(4.6)
Income tax expense	$47.5	$40.0	$43.9	$51.4	$51.0	$43.9

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2017	2016	2015	2017	2016	2015
U.S. Statutory federal income tax expense	$120.6	$139.2	$67.6	$123.4	$141.2	$69.9
Permanent items	0.5	9.1	5.2	0.5	9.1	5.2
Foreign statutory rate vs. U.S. statutory rate	(38.7)	(38.9)	(33.8)	(38.7)	(38.9)	(33.8)
State income taxes, net of federal effect	2.4	4.6	1.7	2.5	4.7	1.7
Residual tax on foreign earnings	(35.8)	19.7	24.8	(35.8)	19.7	24.8
Investment in foreign subsidiary	—	—	(23.3)	—	—	(23.3)
Purchase accounting benefit	—	—	(22.8)	—	—	(22.8)
Benefit from adjustment to tax basis in assets	—	(8.4)	—	—	(8.4)	—
Change in valuation allowance	20.6	(91.3)	2.6	20.6	(82.7)	0.5
Unrecognized tax expense (benefit)	9.1	34.6	(1.2)	9.1	34.6	(1.2)
Foreign tax law changes	—	(3.7)	—	—	(3.7)	—
Share based compensation adjustments	(2.6)	(2.8)	2.3	(1.4)	(2.8)	2.3
Impact of IRC Section 9100 relief	—	(16.4)	—	—	(16.4)	—
Adjustment to prior year NOLs	—	—	14.4	—	—	14.4
Research and development tax credits	(13.1)	(2.1)	—	(13.1)	(2.1)	—
Return to provision adjustments and other, net	(15.5)	(3.6)	6.4	(15.7)	(3.3)	6.2
Income tax expense	$47.5	$40.0	$43.9	$51.4	$51.0	$43.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2017 and 2016 are as follows:

	SBH		SB/RH
(in millions)	2017	2016	2017	2016
Deferred tax assets
Employee benefits	$58.0	$86.3	$56.0	$83.5
Restructuring	0.3	2.2	0.3	2.2
Inventories and receivables	34.5	32.6	34.5	32.6
Marketing and promotional accruals	15.8	17.6	15.8	17.6
Prepaid royalty	—	6.0	—	6.0
Property, plant and equipment	30.9	8.4	30.9	8.4
Unrealized losses	16.7	4.2	16.7	4.2
Intangibles	8.5	3.7	8.5	3.7
Investment in subsidiaries	0.4	—	0.4	—
Net operating loss and credit carry forwards	410.1	402.8	397.2	394.9
Other	24.5	24.1	24.4	23.8
Total deferred tax assets	599.7	587.9	584.7	576.9
Deferred tax liabilities
Property, plant and equipment	34.4	20.1	34.4	20.1
Unrealized gains	5.7	5.1	5.7	5.1
Intangibles	708.7	813.4	708.7	813.4
Investment in partnership	91.5	—	91.5	—
Taxes on unremitted foreign earnings	2.8	2.7	2.8	2.7
Other	1.6	15.3	1.6	15.3
Total deferred tax liabilities	844.7	856.6	844.7	856.6
Net deferred tax liabilities	(245.0)	(268.7)	(260.0)	(279.7)
Valuation allowance	(266.2)	(245.7)	(266.2)	(245.7)
Net deferred tax liabilities, net valuation allowance	$(511.2)	$(514.4)	$(526.2)	$(525.4)
Reported as:
Deferred charges and other	$20.2	$18.3	$5.2	$7.3
Deferred taxes (noncurrent liability)	(531.4)	(532.7)	(531.4)	(532.7)

During the fourth quarter of the year ended September 30, 2015, the Company recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries because it was expected to reverse in the foreseeable future. The deferred tax asset reversed during the year ended September 30, 2016. The Company also recorded a $14.4 million reduction in its net operating loss deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.

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

During the year ended September 30, 2017, the Company concluded that sufficient evidence existed that substantially all of its non-US subsidiaries had invested or would invest their respective undistributed earnings indefinitely or that the earnings would be remitted in a tax-free manner. As a result, the Company recognized approximately $33.4 million in tax benefit for reducing the deferred tax liability on those earnings that had been established in prior years.  The Company provided residual tax expense of $5.7 million on earnings deemed to be repatriated under US tax law for the year ended September 30, 2017. The tax benefit was recognized as an addition to net operating loss and credit carryforwards deferred tax assets.

During the year ended September 30, 2016, the Company provided $33.7 million of residual taxes on undistributed foreign earnings and $3.0 million in tax expense on earnings deemed to be repatriated under subpart F of the US tax law. The residual domestic taxes from foreign earnings were recognized as a reduction to net operating loss and credit carryforwards deferred tax assets.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Remaining undistributed earnings of the Company’s foreign operations are $302.5 million at September 30, 2017, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2017, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $703.5 million with a federal tax benefit of $246.2 million, tax benefits related to state NOLs of $70.8 million and capital loss carryforwards of $19.8 million with a federal and state tax benefit of $7.5 million. The Company has an additional $4.3 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2037. As of September 30, 2017, the Company has foreign NOLs of $169.2 million and tax benefits of $47.4 million, which will expire beginning in the Company's fiscal year ending September 30, 2018. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, the Company estimates, as of September 30, 2017, that $468.9 million of the total U.S. federal NOLs with a federal tax benefit of $164.1 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2017, that $45.7 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

The Company has earned pretax profits in the US each of the last three years. Large, profitable US businesses were acquired in years ended September 30, 2015 and 2013, and the Company’s debt levels and blended interest rates have decreased over time. The combination of US operating results and the changes in the Company’s US operating profile led the Company to conclude during the year ended September 30, 2016 that it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused.

The Company released $111.1 million of domestic valuation allowance during the year ended September 30, 2016. Approximately $25.1 million of the domestic valuation allowance release resulted from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. The Company recorded tax expense of $14.7 million related to additional valuation allowance on state NOLs during the year ended September 30, 2017.

As of September 30, 2017, the valuation allowance was $266.2 million, of which $217.1 million is related to U.S. net deferred tax assets and $49.1 million is related to foreign net deferred tax assets. As of September 30, 2016, the valuation allowance was $245.7 million, of which $203.7 million is related to U.S. net deferred tax assets and $42.0 million is related to foreign net deferred tax assets. As of September 30, 2015, the valuation allowance was $305.4 million, of which $268.7 million is related to U.S. net deferred tax assets and $36.7 million is related to foreign net deferred tax assets. During the year ended September 30, 2017, the Company increased its valuation allowance for deferred tax assets by $20.5 million of which $13.4 million is related to an increase in valuation allowance against U.S. net deferred tax assets and $7.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2016, the Company decreased its valuation allowance for deferred tax assets by $59.7 million, of which $65.0 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $5.3 million related to an increase in the valuation allowance against foreign net deferred tax assets.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total amount of unrecognized tax benefits at September 30, 2017 and 2016 are $34.6 million and $47.4 million, respectively. If recognized in the future, $34.6 million of the unrecognized tax benefits as of September 30, 2017 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017 and 2016 the Company had $3.3 million and $3.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2017, 2016 and 2015 was a net increase of $0.1 million, $0.4 million and $0.9 million, respectively.  The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Unrecognized tax benefits, beginning of year	$47.4	$14.1	$11.3
Gross increase – tax positions in prior period	6.7	29.9	4.1
Gross decrease – tax positions in prior period	(0.5)	(0.4)	(1.9)
Gross increase – tax positions in current period	4.2	4.4	1.8
Settlements	(22.9)	(0.6)	(0.9)
Lapse of statutes of limitations	(0.3)	—	(0.3)
Unrecognized tax benefits, end of year	$34.6	$47.4	$14.1

The decrease in unrecognized tax benefits for the year ended September 30, 2017 includes a reduction of $22.9 million from an unfavorable court ruling regarding the German tax treatment of certain assets as amortizable. The reduction did not impact income tax expense in the year ended September 30, 2017 since the Company also reduced the corresponding income tax receivable. The Company is continuing to maintain tax contingency reserves for certain portions of this case that are still under review.

The increase in unrecognized tax benefits for the year ended September 30, 2016 includes a $25.5 million expense to record a tax contingency reserve for the tax exposure subject to the German Federal Court ruling received in the year ended September 30, 2017. During the year ended September 30, 2016, a local court had ruled against the Company’s characterization of certain assets as amortizable under Germany tax law.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2013 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2013 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2017, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTIES

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

Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation, which through subsidiaries beneficially owns more than 10% of the outstanding common stock of HRG, which in turn owns 58% of the Company’s outstanding common stock. For the year ended September 30, 2016, Jefferies acted as one of the initial purchasers for SBI’s offering of €425 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses. For the year ended September 30, 2015, Jefferies acted as (i) one of the initial purchasers for SBI’s offering of $1.0 billion of its 5.75% Notes due 2025, for which Jefferies received $2.6 million in discounts, commissions and reimbursements of expenses, (ii) one of the underwriters for the Company’s $575 million offering of common stock in May 2015, for which Jefferies received $1.5 million in discounts, commissions and reimbursements of expenses, and (iii) one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the AAG acquisition, for which Jefferies received $2.1 million in fees and reimbursements of expenses.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SHARE BASED COMPENSATION

On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Equity Plan”). The Equity Plan has been subsequently amended to increase the number of shares issuable under the Equity Plan to 7,126,676 shares of common stock of the Company, net of cancellations.

The Company measures the compensation expense of its Restricted Stock Units (“RSUs”), based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite period of the awards. Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time. In addition to RSUs, the Company also provides for a portion of its annual management incentive compensation plan to be paid in common stock of the Company, in lieu of cash payment, and is considered a liability plan. Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income. The following is a summary of share based compensation expense for the years ended September 30, 2017, 2016 and 2015:

Share Based Compensation Expense (in millions)	2017	2016	2015
SBH	$57.2	$64.4	$47.6
SB/RH	54.4	59.3	41.8

Total share based compensation expense associated with the annual management incentive compensation plan was $17.0 million, $10.0 million and $10.0 million for the years ended September 30, 2017, 2016 and 2015, respectively. The remaining unamortized compensation cost related to non-vested RSUs at September 30, 2017 is $20.9 million and $20.7 million for the SBH and SB/RH, respectively. The following is a summary of activity of the RSUs granted in the year ended September 30, 2017:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Time-based grants	0.3	$133.05	$39.3	0.3	$132.93	$37.8
Performance-based grants
Vesting in less than 12 months	—	$137.54	$0.1	—	$137.54	$0.1
Vesting in 12 to 24 months	0.1	122.65	13.0	0.1	122.65	13.0
Vesting in more than 24 months	0.3	122.43	36.0	0.3	122.43	$36.0
Total performance-based grants	0.4	$122.39	$49.1	0.4	$122.53	$49.1
Total grants	0.7	$127.00	$88.4	0.7	$126.85	$86.9

The following is a summary of the RSU activity for the years ended September 30, 2017, 2016 and 2015:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2014	0.8	67.66	$56.0	0.8	67.90	$54.6
Granted	0.6	92.51	52.9	0.5	93.12	42.3
Forfeited	(0.1)	85.16	(5.3)	(0.1)	85.16	(5.3)
Vested	(0.7)	69.00	(50.4)	(0.7)	68.98	(49.5)
At September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1
Granted	0.6	94.88	56.0	0.6	95.00	54.1
Forfeited	(0.1)	92.26	(6.6)	(0.1)	92.26	(6.6)
Vested	(0.5)	86.97	(47.8)	(0.5)	86.78	(44.3)
At September 30, 2016	0.6	$94.97	$54.8	0.5	$96.92	$45.3
Granted	0.7	127.00	88.4	0.7	126.85	86.9
Forfeited	—	118.89	(1.4)	—	118.89	(1.4)
Vested	(0.5)	109.03	(54.6)	(0.5)	111.98	(48.4)
At September 30, 2017	0.8	$114.67	$87.2	0.7	$116.32	$82.4

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Year Ended September 30, 2015
Accumulated other comprehensive (loss) income, as of September 30, 2014	(39.5)	9.2	(32.8)	(63.1)
Other comprehensive (loss) income before reclassification	(113.0)	11.3	(12.9)	(114.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27.5)	1.4	(26.1)
Other comprehensive loss	(113.0)	(16.2)	(11.5)	(140.7)
Deferred tax effect	—	5.2	3.9	9.1
Deferred tax valuation allowance	—	(2.2)	(3.4)	(5.6)
Other comprehensive loss, net of tax	(113.0)	(13.2)	(11.0)	(137.2)
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive loss attributable to controlling interest	(112.8)	(13.2)	(11.0)	(137.0)
Accumulated other comprehensive loss, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Year Ended September 30, 2016
Other comprehensive (loss) income before reclassification	(6.2)	11.1	(41.4)	(36.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	2.4	1.3
Other comprehensive (loss) income	(6.2)	10.0	(39.0)	(35.2)
Deferred tax effect	(2.3)	(2.8)	10.9	5.8
Deferred tax valuation allowance	—	(0.1)	(0.1)	(0.2)
Other comprehensive (loss) income, net of tax	(8.5)	7.1	(28.2)	(29.6)
Other comprehensive loss attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(8.2)	7.1	(28.2)	(29.3)
Accumulated other comprehensive (loss) income, as of September 30, 2016	(160.5)	3.1	(72.0)	(229.4)
Year Ended September 30, 2017
Other comprehensive income (loss) before reclassification	32.0	(31.6)	22.6	23.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10.8)	5.5	(5.3)
Other comprehensive income (loss)	32.0	(42.4)	28.1	17.7
Deferred tax effect	(3.1)	13.3	(8.5)	1.7
Deferred tax valuation allowance	0.2	—	—	0.2
Other comprehensive income (loss), net of tax	29.1	(29.1)	19.6	19.6
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive income (loss) attributable to controlling interest	29.3	(29.1)	19.6	19.8
Accumulated other comprehensive loss, as of September 30, 2017	$(131.2)	$(26.0)	$(52.4)	$(209.6)

See Note 12 - Derivatives for further detail on the Company’s derivative hedging activity. See Note 13 - Employee Benefit Plans for further detail over the Company’s defined benefit plans.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental. The Company has provided for the estimated costs of $4.4 million, as of September 30, 2017 and September 30, 2016, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of September 30, 2017 and September 30, 2016, the Company recognized $7.1 million and $8.0 million in product liability accruals, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.8 million and $7.5 million of warranty accruals as of September 30, 2017 and September 30, 2016, respectively, included in Other Current Liabilities on the Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. As a result, the Company recognized a loss related to the recall of $35.8 million for the year ended September 30, 2017, which comprised of inventory write-offs of $15.0 million for inventory at our distribution centers and production facilities that were either disposed or to be disposed, customer losses of $7.1 million for returned or disposed product held by our customers, and $13.7 million of incremental costs to dispose of product and operational expenses incurred during a temporary shutdown of production facilities. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. As of September 30, 2017, the Company has an outstanding accrual of $5.8 million associated with expected customer losses and disposal costs. The Company’s estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as the Company continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against the Company related to the recalled product.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing businesses; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control businesses; and (v) Global Auto Care, and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a president responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales attributable to foreign countries are determined based on the domiciled country of the customer.

Net sales relating to the segments of the Company for the years ended September 30, 2017, 2016 and 2015 are as follows:

Net sales to external customers (in millions)	2017	2016	2015
Consumer batteries	$865.6	$840.7	$829.5
Small appliances	626.9	656.0	734.6
Personal care	505.4	513.6	528.1
Global Batteries & Appliances	1,997.9	2,010.3	2,092.2
Hardware & Home Improvement	1,276.1	1,241.0	1,205.5
Global Pet Supplies	793.2	825.7	758.2
Home and Garden	493.3	509.0	474.0
Global Auto Care	446.9	453.7	160.5
Net sales	$5,007.4	$5,039.7	$4,690.4

The Chief Operating Decision Maker uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (i) share based compensation expense as it is a non-cash based compensation cost; (ii) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (iii) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (iv) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (v) non-cash asset impairments or write-offs realized; (vi) and other. During the year ended September 30, 2017, other adjustments consisted of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment (see Note 18 - Commitments and Contingencies in Notes to the Consolidated Financial Statements, included elsewhere within this annual report for further details), professional fees associated with non-acquisition based strategic initiatives of the Company (SBH only) and the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the year ended September 30, 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory. During the year ended September 30, 2015, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus a devaluation of cash and cash equivalents denominated in Venezuelan currency.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA in relation to the Company’s reportable segments for the years ended September 30, 2017, 2016 and 2015, is as follows:

	SBH			SB/RH
Segment Adjusted EBITDA (in millions)	2017	2016	2015	2017	2016	2015
Global Batteries & Appliances	$316.5	$311.4	$306.9	$316.5	$311.4	$306.9
Hardware & Home Improvement	254.4	241.6	225.5	254.4	241.6	225.5
Global Pet Supplies	142.7	140.1	124.5	142.7	140.1	124.5
Home and Garden	133.0	138.3	124.5	133.0	138.3	124.5
Global Auto Care	148.4	153.4	47.3	148.4	153.4	47.3
Total Segment Adjusted EBITDA	995.0	984.8	828.7	995.0	984.8	828.7
Depreciation and amortization	198.7	183.0	170.0	198.7	183.0	170.0
Share-based compensation	57.2	64.4	47.6	54.4	59.3	41.8
Corporate expenses	39.3	32.0	28.1	38.6	31.4	27.5
Acquisition and integration related charges	20.9	36.7	58.8	20.9	36.7	58.8
Restructuring and related charges	62.5	15.2	28.7	62.5	15.2	28.7
Interest expense	211.1	250.0	271.9	211.5	250.0	271.9
Write-off from impairment of intangible assets	16.3	4.7	—	16.3	4.7	—
Inventory acquisition step-up	3.3	—	21.7	3.3	—	21.7
Venezuela devaluation	0.4	—	2.5	0.4	—	2.5
Pet safety recall	35.8	—	—	35.8	—	—
Other	4.9	1.2	6.1	—	1.2	6.1
Income from operations before income taxes	$344.6	$397.6	$193.3	$352.6	$403.3	199.7
Other financial information relating to the segments of SBH and SB/RH is as follows for the years ended September 30, 2017, 2016 and 2015 and as of September 30, 2017 and 2016:

Depreciation and amortization (in millions)	2017	2016	2015
Global Batteries & Appliances	$78.6	$72.2	$71.0
Hardware & Home Improvement	38.3	35.4	39.4
Global Pet Supplies	43.1	42.7	39.7
Home and Garden	17.6	15.2	13.3
Global Auto Care	21.1	17.5	6.6
Total segments	198.7	183.0	170.0
Corporate	—	—	—
Total depreciation and amortization	$198.7	$183.0	$170.0

Capital expenditures (in millions)	2017	2016	2015
Global Batteries & Appliances	$48.8	$49.6	$48.9
Hardware & Home Improvement	25.4	22.3	16.3
Global Pet Supplies	20.2	14.4	10.4
Home and Garden Business	6.5	6.9	12.3
Global Auto Care	14.1	2.0	1.2
Total segment capital expenditures	115.0	95.2	89.1
Corporate	—	—	—
Total capital expenditures	$115.0	$95.2	$89.1

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	SBH		SB/RH
Segment total assets (in millions)	2017	2016	2017	2016
Global Batteries & Appliances	$2,059.2	$2,045.0	$2,059.2	$2,045.0
Hardware & Home Improvement	1,698.3	1,594.7	1,698.3	1,594.7
Global Pet Supplies	1,397.1	1,074.1	1,397.1	1,074.1
Home and Garden	546.1	556.8	546.1	556.8
Global Auto Care	1,520.9	1,494.3	1,520.9	1,494.3
Total segment assets	7,221.6	6,764.9	7,221.6	6,764.9
Corporate	198.1	304.2	182.3	288.6
Total assets	$7,419.7	$7,069.1	$7,403.9	$7,053.5

Net sales SBH and SB/RH for the years ended September 30, 2017, 2016 and 2015 and long-lived asset information as of September 30, 2017 and 2016 by geographic area are as follows:

Net sales to external parties - Geographic Disclosure (in millions)	2017	2016	2015
United States	$3,215.2	$3,217.9	$2,907.9
Europe/MEA	1,064.1	1,090.7	1,049.8
Latin America	351.6	372.7	381.5
North America - Other	201.8	192.4	164.0
Asia-Pacific	174.7	166.0	187.2
Net sales	$5,007.4	$5,039.7	$4,690.4

Long-lived assets - Geographic Disclosure (in millions)	2017	2016
United States	$487.5	$322.1
Europe/MEA	125.9	141.4
Latin America	39.0	33.6
North America - Other	1.9	3.5
Asia-Pacific	45.6	41.5
Total long-lived assets	$699.9	$542.1

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - EARNINGS PER SHARE - SBH

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if restricted stock units were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards, including restricted stock units. The Company uses the treasury stock method to reflect dilution of restricted stock units.

 The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2017, 2016 and 2015, are as follows:

(in millions, except per share amounts)	2017	2016	2015
Numerator
Net income attributable to controlling interest	$295.8	$357.1	$148.9
Denominator
Weighted average shares outstanding - basic	58.6	59.3	55.6
Dilutive shares	0.4	0.3	0.3
Weighted average shares outstanding - diluted	59.0	59.6	55.9
Earnings per share
Basic earnings per share	$5.04	$6.02	$2.68
Diluted earnings per share	$5.02	$5.99	$2.66
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.2	0.1	0.1

Performance based restricted stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH Holdings, LLC. The ‘Parent’ consists of the financial statements of Spectrum Brands, Inc. as the debt issuer, with SB/.RH Holdings, LLC as a parent guarantor, without consolidated entities. SB/RH Holdings, LLC financial information is not presented separately as there are no independent assets or operations and is therefore determined not to be material. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.0	$4.8	$157.4	$—	$168.2
Trade receivables, net	174.1	102.4	249.6	—	526.1
Intercompany receivables	0.7	1,288.1	335.4	(1,624.2)	—
Other receivables	9.2	4.7	29.8	(1.0)	42.7
Inventories	305.8	205.6	288.8	(24.7)	775.5
Prepaid expenses and other	45.0	8.8	40.0	0.1	93.9
Total current assets	540.8	1,614.4	1,101.0	(1,649.8)	1,606.4
Property, plant and equipment, net	270.4	179.0	250.5	—	699.9
Long-term intercompany receivables	317.2	96.6	12.5	(426.3)	—
Deferred charges and other	248.0	3.0	51.0	(254.4)	47.6
Goodwill	699.4	1,569.4	357.2	—	2,626.0
Intangible assets, net	992.9	1,046.0	385.1	—	2,424.0
Investments in subsidiaries	4,730.1	1,290.3	—	(6,020.4)	—
Total assets	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$14.8	$4.3	$21.5	$(3.9)	$36.7
Accounts payable	273.5	108.5	345.6	—	727.6
Intercompany accounts payable	1,629.6	—	—	(1,629.6)	—
Accrued wages and salaries	31.7	2.4	53.4	—	87.5
Accrued interest	48.5	—	0.1	—	48.6
Other current liabilities	70.9	26.2	112.4	(1.0)	208.5
Total current liabilities	2,069.0	141.4	533.0	(1,634.5)	1,108.9
Long-term debt, net of current portion	3,666.7	92.1	45.2	—	3,804.0
Long-term intercompany debt	12.6	302.1	102.4	(417.1)	—
Deferred income taxes	177.9	526.9	86.8	(260.2)	531.4
Other long-term liabilities	18.4	6.1	99.7	—	124.2
Total liabilities	5,944.6	1,068.6	867.1	(2,311.8)	5,568.5
Shareholder's equity:
Other capital	2,107.1	1,089.9	(1,075.0)	(43.0)	2,079.0
Accumulated (deficit) earnings	(42.8)	3,814.1	2,521.6	(6,335.7)	(42.8)
Accumulated other comprehensive (loss) income	(210.1)	(173.9)	(165.2)	339.6	(209.6)
Total shareholder's equity	1,854.2	4,730.1	1,281.4	(6,039.1)	1,826.6
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,854.2	4,730.1	1,290.2	(6,039.1)	1,835.4
Total liabilities and equity	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder's equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated earnings (deficit)	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$1,999.6	$1,963.8	$2,636.6	$(1,592.6)	$5,007.4
Cost of goods sold	1,344.9	1,393.0	1,959.9	(1,583.5)	3,114.3
Restructuring and related charges	—	18.0	0.3	—	18.3
Gross profit	654.7	552.8	676.4	(9.1)	1,874.8
Selling	269.0	176.6	337.6	(2.0)	781.2
General and administrative	231.6	85.4	65.9	—	382.9
Research and development	34.2	14.0	11.3	—	59.5
Acquisition and integration related charges	15.7	2.1	3.1	—	20.9
Restructuring and related charges	28.4	7.6	8.2	—	44.2
Write-off from impairment of intangible assets	—	16.3	—	—	16.3
Total operating expense	578.9	302.0	426.1	(2.0)	1,305.0
Operating income (loss)	75.8	250.8	250.3	(7.1)	569.8
Interest expense	184.6	18.7	8.2	—	211.5
Other non-operating (income) expense, net	(357.1)	(192.3)	1.1	554.0	5.7
Income from operations before income taxes	248.3	424.4	241.0	(561.1)	352.6
Income tax (benefit) expense	(52.9)	59.9	45.2	(0.8)	51.4
Net income (loss)	301.2	364.5	195.8	(560.3)	301.2
Net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income (loss) attributable to controlling interest	$301.2	$364.5	$194.5	$(560.3)	$299.9

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,466.2	$1,461.2	$2,621.0	$(1,508.7)	$5,039.7
Cost of goods sold	1,671.2	1,011.6	1,943.1	(1,506.6)	3,119.3
Restructuring and related charges	—	—	0.5	—	0.5
Gross profit	795.0	449.6	677.4	(2.1)	1,919.9
Selling	317.9	119.9	340.3	(1.5)	776.6
General and administrative	229.8	76.0	60.9	(0.1)	366.6
Research and development	37.2	6.4	15.1	—	58.7
Acquisition and integration related charges	21.5	3.2	12.0	—	36.7
Restructuring and related charges	4.9	5.7	4.1	—	14.7
Write-off from impairment of intangible assets	4.7	—	—	—	4.7
Total operating expense	616.0	211.2	432.4	(1.6)	1,258.0
Operating income (loss)	179.0	238.4	245.0	(0.5)	661.9
Interest expense	214.0	19.9	16.1	—	250.0
Other non-operating (income) expense, net	(381.1)	(196.4)	9.0	577.1	8.6
Income from operations before income taxes	346.1	414.9	219.9	(577.6)	403.3
Income tax (benefit) expense	(6.2)	36.6	23.4	(2.8)	51.0
Net income (loss)	352.3	378.3	196.5	(574.8)	352.3
Net income attributable to non-controlling interest	—	—	0.4	—	0.4
Net income (loss) attributable to controlling interest	$352.3	$378.3	$196.1	$(574.8)	$351.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,385.1	$759.6	$2,534.0	$(988.3)	$4,690.4
Cost of goods sold	1,657.0	492.4	1,845.5	(976.9)	3,018.0
Restructuring and related charges	—	—	2.1	—	2.1
Gross profit	728.1	267.2	686.4	(11.4)	1,670.3
Selling	291.4	89.5	340.8	(1.0)	720.7
General and administrative	218.8	40.4	73.2	—	332.4
Research and development	33.4	3.3	14.6	—	51.3
Acquisition and integration related charges	40.8	5.7	12.3	—	58.8
Restructuring and related charges	34.0	0.6	(8.0)	—	26.6
Total operating expense	618.4	139.5	432.9	(1.0)	1,189.8
Operating income (loss)	109.7	127.7	253.5	(10.4)	480.5
Interest expense	235.4	6.9	29.6	—	271.9
Other non-operating (income) expense, net	(207.1)	(151.5)	4.8	362.7	8.9
Income from operations before income taxes	81.4	272.3	219.1	(373.1)	199.7
Income tax (benefit) expense	(74.4)	66.3	52.9	(0.9)	43.9
Net income (loss)	155.8	206.0	166.2	(372.2)	155.8
Net income (loss) attributable to non-controlling interest	0.4	0.9	0.9	(1.8)	0.4
Net income (loss) attributable to controlling interest	$155.4	$205.1	$165.3	$(370.4)	$155.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$301.2	$364.5	$195.8	$(560.3)	$301.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	29.1	31.9	34.3	(66.2)	29.1
Unrealized (loss) gain on derivative instruments	(29.1)	(15.1)	(15.0)	30.1	(29.1)
Defined benefit pension gain (loss)	19.6	14.7	14.6	(29.3)	19.6
Other comprehensive (loss) income	19.6	31.5	33.9	(65.4)	19.6
Comprehensive income (loss)	320.8	396.0	229.7	(625.7)	320.8
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to controlling interest	$320.8	$396.0	$229.9	$(625.7)	$321.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$352.3	$378.3	$196.5	$(574.8)	$352.3
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(8.5)	(8.4)	(6.0)	14.4	(8.5)
Unrealized gain (loss) on derivative instruments	7.1	3.2	3.2	(6.4)	7.1
Defined benefit pension (loss) gain	(28.2)	(25.4)	(25.3)	50.7	(28.2)
Other comprehensive (loss) income	(29.6)	(30.6)	(28.1)	58.7	(29.6)
Comprehensive income (loss)	322.7	347.7	168.4	(516.1)	322.7
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$322.7	$347.7	$168.7	$(516.1)	$323.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$155.8	$206.0	$166.2	$(372.2)	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(112.8)	(113.7)	(113.7)	227.2	(113.0)
Unrealized (loss) gain on derivative instruments	(13.2)	(7.9)	(7.9)	15.8	(13.2)
Defined benefit pension (loss) gain	(11.0)	(2.2)	(2.2)	4.4	(11.0)
Other comprehensive (loss) income	(137.0)	(123.8)	(123.8)	247.4	(137.2)
Comprehensive income (loss)	18.8	82.2	42.4	(124.8)	18.6
Comprehensive (loss) income attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to controlling interest	$19.0	$82.4	$42.6	$(125.2)	$18.8

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$647.8	$163.9	$(129.8)	$(34.3)	$647.6
Cash flows from investing activities	.
Purchases of property, plant and equipment	(47.4)	(25.4)	(42.2)	—	(115.0)
Business acquisitions, net of cash acquired	(304.7)	—	—	—	(304.7)
Proceeds from sales of property, plant and equipment	0.2	0.3	4.1	—	4.6
Other investing activities	—	(1.2)	(0.3)	—	(1.5)
Net cash used by investing activities	(351.9)	(26.3)	(38.4)	—	(416.6)
Cash flows from financing activities
Proceeds from issuance of debt	250.0	—	15.6	—	265.6
Payment of debt	(214.9)	—	(17.7)	—	(232.6)
Payment of debt issuance costs	(5.9)	—	—	—	(5.9)
Payment of cash dividends to parent	(350.8)	—	—	—	(350.8)
Purchase of non-controlling interest	(12.6)	—	—	—	(12.6)
Advances related to intercompany transactions	(54.3)	(135.9)	155.9	34.3	—
Net cash (used) provided by financing activities	(388.5)	(135.9)	153.8	34.3	(336.3)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(0.4)	—	(0.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.1	—	3.1
Net decrease in cash and cash equivalents	(92.6)	1.7	(11.7)	—	(102.6)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$6.0	$4.8	$157.4	$—	$168.2

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(374.4)	$408.9	$(107.7)	$674.8	$601.6
Cash flows from investing activities				—
Purchases of property, plant and equipment	(49.7)	(8.3)	(37.2)	—	(95.2)
Proceeds from sales of property, plant and equipment	0.1	—	0.9	—	1.0
Other investing activities	(1.0)	(3.2)	—	—	(4.2)
Net cash used by investing activities	(50.6)	(11.5)	(36.3)	—	(98.4)
Cash flows from financing activities
Proceeds from issuance of debt	498.9	—	—	—	498.9
Payment of debt	(863.7)	—	(4.4)	—	(868.1)
Payment of debt issuance costs	(9.3)	—	—	—	(9.3)
Payment of cash dividends to parent	(97.2)	—	—	—	(97.2)
Payment of contingent consideration	(3.2)	—	—		(3.2)
Advances related to intercompany transactions	985.1	(402.9)	92.6	(674.8)	—
Net cash provided (used) by financing activities	510.6	(402.9)	88.2	(674.8)	(478.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)
Net decrease in cash and cash equivalents	85.6	(5.5)	(57.2)	—	22.9
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$98.6	$3.1	$169.1	$—	$270.8

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(143.5)	$(770.8)	$(1,418.8)	$2,774.9	$441.8
Cash flows from investing activities
Purchases of property, plant and equipment	(45.7)	(13.5)	(29.9)	—	(89.1)
Business acquisitions, net of cash acquired	(1,026.0)	—	(165.1)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	0.1	—	1.3	—	1.4
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,071.6)	(13.5)	(194.6)	—	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	—	—	—	3,320.3
Payment of debt	(2,521.2)	—	(292.0)	—	(2,813.2)
Payment of debt issuance costs	(38.1)	—	—	—	(38.1)
Payment of cash dividends to parent	(72.1)	—	—	—	(72.1)
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	—	—	—	(2.6)
Advances related to intercompany transactions	8.7	781.7	1,984.5	(2,774.9)	—
Capital contribution from parent	528.3	—	—	—	528.3
Net cash provided (used) by financing activities	1,223.3	781.7	1,692.5	(2,774.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(2.5)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27.2)	—	(27.2)
Net decrease in cash and cash equivalents	8.2	(2.6)	49.4	—	55.0
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$13.0	$8.6	$226.3	$—	$247.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
SBH 2017 (in millions, except per share)	September 30, 2017	July 2, 2017	April 2, 2017	January 1, 2017
Net sales	$1,321.7	$1,303.9	$1,169.9	$1,211.8
Gross profit	496.2	473.4	455.2	450.0
Net income attributable to controlling interest	94.9	76.9	58.8	65.2
Basic earnings per share	$1.64	$1.31	$1.00	$1.10
Diluted earnings per share	$1.63	$1.31	$1.00	$1.10

	Quarter Ended
SBH 2016 (in millions, except per share)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	89.0	101.9	92.6	73.6
Basic earnings per share	$1.50	$1.72	$1.56	$1.24
Diluted earnings per share	$1.49	$1.71	$1.55	$1.24

	Quarter Ended
SB/RH 2017 (in millions)	September 30, 2017	July 2, 2017	April 2, 2017	January 1, 2017
Net sales	$1,321.7	$1,303.9	$1,169.9	$1,211.8
Gross profit	496.2	473.4	455.2	450.0
Net income attributable to controlling interest	96.2	77.7	61.0	65.0

	Quarter Ended
SB/RH 2016 (in millions)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	89.0	105.1	82.5	75.4

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ Andreas Rouvé
Andreas Rouvé
Chief Executive Officer and Director

DATE: November 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Andreas Rouvé Andreas Rouvé	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Ehsan Zargar Ehsan Zargar	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Joseph S. Steinberg Joseph S. Steinberg	Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ Andreas Rouvé
Andreas Rouvé
Chief Executive Officer and Director

DATE: November 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Andreas Rouvé Andreas Rouvé	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Ehsan Zargar Ehsan Zargar	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Joseph S. Steinberg Joseph S. Steinberg	Director

EXHIBIT INDEX

Exhibit 2.1

Acquisition Agreement, dated October 8, 2012, by and between Spectrum Brands, Inc. and Stanley Black & Decker, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012 (File No. 001-13615)).

Exhibit 2.2

Agreement and Plan of Merger, dated as of April 28, 2015 between Spectrum Brands Holdings, Inc., Armored AutoGroup Parent Inc., Ignite Merger Sub, Inc. and Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of Armored AutoGroup Parent Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on April 29, 2015 (File No. 001-34757)).

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., effective March 7, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013 (File No. 001-34757)).

Exhibit 3.2

Second Amended and Restated By-Laws of Spectrum Brands Holdings, Inc., effective as of March 7, 2013, as amended by the First Amendment to the Second Amended and Restated Bylaws, effective as of July 28, 2015 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 6, 2015 (File No. 001-34757)).

Exhibit 3.3

Certificate of Formation of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.29 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 3.4

Operating Agreement of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.30 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010 (File No. 001-34757)).
Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014 (File No. 001-34757)).

Exhibit 4.4

Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015 (File No. 001-34757)).

Exhibit 4.5

Indenture governing Spectrum Brands, Inc.’s 4.000% Senior Notes due 2026, dated as of September 20, 2016, among Spectrum Brands, Inc., the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014 (File No. 001-34757)).

Exhibit 10.1

Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, LLC (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010 (File No. 001-13615)).

Exhibit 10.2

Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010 (File No. 333-165769)).

Exhibit 10.3

Registration Rights Agreement, dated as of May 20, 2015, by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to the 5.750% Notes (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015 (File No. 001-34757)).

Exhibit 10.4

Credit Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto from time to time (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015 (File No. 001-34757)).

Exhibit 10.5

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

Exhibit 10.6

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

Exhibit 10.7

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

Exhibit 10.8

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

Exhibit 10.9

Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015 (File No. 001-34757)).

Exhibit 10.10

Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015 (File No. 001-34757)).

Exhibit 10.11+

Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010(File No. 001-34757)).

Exhibit 10.12+

First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010 (File No. 001-34757)).

Exhibit 10.13+

Retention Agreement, entered into as of April 29, 2014, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 5, 2014 (File No. 001-34757)).

Exhibit 10.14+

Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008 (File No. 001-13615)).

Exhibit 10.15+

Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009 (File No. 001-13615)).

Exhibit 10.16+

Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009 (File No. 001-13615)).

Exhibit 10.17+

Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010 (File No. 001-34757)).

Exhibit 10.18+

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Holdings, Inc. on September 2, 2014 (File No. 001-34757)).

Exhibit 10.19+

Amended and Restated Employment Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001- 34757)).

Exhibit 10.20+

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010 (File No. 333-167574)).

Exhibit 10.21+

2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009 (File No. 001-13615)).

Exhibit 10.22+

Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009 (File No. 001-13615)).

Exhibit 10.23+

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 3, 2014 (File No. 001-34757)).

Exhibit 10.24+

Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.8 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Holdings, Inc. on February 1, 2017 (File No. 333-215850)).

Exhibit 10.25+

Form of Restricted Stock Unit Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.9 to the Registration Statement filed on Form S-8 with the SEC by Spectrum Brands Holdings, Inc. on February 1, 2017 (File No. 333-215850)).

Exhibit 10.26+

Form of Performance Compensation Award Agreement under the Amended & Restated Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Exhibit 4.10 to the Registration Statement filed on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on February 1, 2017 (File No. 333-215850)).

Exhibit 10.27+

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 10.28+

Amended and Restated Severance Agreement dated as of December 15, 2016, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

Exhibit 10.29+

Amended and Restated Severance Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc. and Stacey L. Neu (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

Exhibit 10.30+

Registered Director’s Agreement, dated as of August 27, 2007, by and between Andreas Rouve and Rayovac Europe GmbH, as amended on October 1, 2007 (filed by incorporation by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 11, 2014 (File No. 001-34757)).

Exhibit 10.31+

Separation Agreement dated September 16, 2013 between Spectrum Brands, Inc. and Terry Polistina (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on September 20, 2013 (File No. 001-13615)).

Exhibit 10.32+

Transition Employment Agreement dated January 8, 2015, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 5, 2015 (File No. 001-34757)).

Exhibit 10.33+

Employment Agreement, dated March 16, 2015, among Spectrum Brands Holdings, Inc., Spectrum Brands, Inc. and Andreas Rouve (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 1, 2015 (File No. 001-34757)).

Exhibit 10.34+

Amended and Restated Employment Agreement dated as of December 15, 2016 by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and Andreas Rouvé (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 19, 2016 (File No. 001-34757)).

Exhibit 10.35+

Employment Agreement dated January 20, 2016 by and among Spectrum Brands, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on January 21, 2016 (File No. 001-34757)).

Exhibit 10.36+

Amended and Restated Employment Agreement dated as of September 26, 2017 by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura (filed by incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on September 29, 2017 (File No. 001-3757)).

Exhibit 21.1*	Subsidiaries of Registrant.
Exhibit 23.1*	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1*

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.2*

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.

Exhibit 31.3*

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 31.4*

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.
Exhibit 32.3*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 32.4*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

_____________________________

*      Filed herewith

**  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed.

*** Filed herewith, with respect to Spectrum Brands Holdings, Inc. SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the list of subsidiaries exhibit otherwise required by Item 601 of Regulation S-K as allowed under General Instruction I(2)(b).

+   Denotes a management contract or compensatory plan or arrangement.