Form 10-K/A
period 2017-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2017-11-17
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K/A and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K/A as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Spectrum Brands Holdings, Inc.’s definitive proxy statement to be filed within 120 days of September 30, 2017 are incorporated by reference in this Annual Report on Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

Spectrum Brands Holdings, Inc and SB/RH Holdings LLC, are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on November  16, 2017 (the “Form 10-K”), for the sole purpose of filing the Interactive Data File as Exhibit 101. The attached Exhibit 101 were inadvertently not included with our Form 10-K filing.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K/A:
1.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K/A.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K/A shall be deemed to be furnished and not filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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