Form 10-K/A
period 2017-09-30
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2018-01-23
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

Spectrum Brands Holdings, Inc.	☒
SB/RH Holdings, LLC	☒

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

EXPLANATORY NOTE

Spectrum Brands Holdings, Inc and SB/RH Holdings LLC, are filing this Amendment No. 2 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 that we filed with the Securities and Exchange Commission (“SEC”) on November  16, 2017 (the “Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial officer are providing Rule 13a-14(a) certifications included herein.

Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to original Form 10-K, or to update the original Form 10-K to reflect events occurring after the date of such filing.

1

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Board of Directors currently consists of eight members, as determined in accordance with our Second Amended and Restated By-Laws (our “By-Laws”).  David M. Maura is our Executive Chairman of the Board of Directors.  In accordance with our Amended and Restated Certificate of Incorporation (our “Charter”), the Board of Directors is divided into three classes (designated Class I, Class II, and Class III, respectively), with each class consisting of up to three directors.  The current term of office of the Class II directors expires at the annual meeting of stockholders to be held in 2018.  The Class III and Class I directors are serving terms that expire at the annual meeting of stockholders to be held in 2019 and 2020, respectively.  The three classes are currently comprised of the following directors:

•	Class II consists of David M. Maura, Terry L. Polistina, and Hugh R. Rovit, who will serve until the annual meeting of stockholders to be held in 2018;
•	Class III consists of Ehsan Zargar, Norman S. Matthews, and Joseph S. Steinberg who will serve until the annual meeting of stockholders to be held in 2019; and
•	Class I consists of Kenneth C. Ambrecht and Andreas Rouvé, who will serve until the annual meeting of stockholders to be held in 2020.

David M. Maura, age 45, has served as our Executive Chairman, effective as of January 20, 2016. Prior to such appointment, Mr. Maura served as Chairman of the Board of Directors since July 2011 and served as interim Chairman of the Board and as one of our directors since June 2010. Mr. Maura was a Managing Director and the Executive Vice President of Investments at HRG from October 2011 until November 2016, and has been a member of HRG’s board of directors since May 2011. Mr. Maura previously served as a Vice President and Director of Investments of Harbinger Capital Partners LLC from 2006 until 2012, where he was responsible for investments in consumer products, agriculture and retail sectors. Prior to joining Harbinger Capital in 2006, Mr. Maura was a Managing Director and Senior Research Analyst at First Albany Capital, Inc., where he focused on distressed debt and special situations, primarily in the consumer products and retail sectors. Prior to First Albany, Mr. Maura was a Director and Senior High Yield Research Analyst in Global High Yield Research at Merrill Lynch & Co. Previously, Mr. Maura was a Vice President and Senior Analyst in the High Yield Group at Wachovia Securities, where he covered various consumer product, service, and retail companies. Mr. Maura began his career at ZPR Investment Management as a Financial Analyst. Mr. Maura currently serves as Chairman, President and Chief Executive Officer of Mosaic Acquisition Corp., since October 2017.  He is a member of the board of directors of HRG but announced on December 15, 2017 his intention to resign from such board effective as of December 31, 2017.  He previously has served on the boards of directors of Ferrous Resources, Ltd., Russell Hobbs, Inc., and Applica, Inc. Mr. Maura received a B.S. in Business Administration from Stetson University and is a CFA charterholder. Mr. Maura’s broad experience in M&A, the consumer products and retail sector, finance and investments, and his role in the Company’s strategy and growth since 2010, led the Board to conclude that he should be a member of the Board of Directors.

Terry L. Polistina, age 54, has served as one of our directors since June 2010. Prior to that time, he had served as a director of SBI from August 2009 to June 2010. Mr. Polistina served as our President, Small Appliances since June 2010 and became President – Global Appliances in October 2010 and left the Company in September 2013. Prior to that time, Mr. Polistina served as the CEO and President of Russell Hobbs. Mr. Polistina served as Chief Operating Officer at Applica, Inc. in 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Applica, Inc. combined with Russell Hobbs. Mr. Polistina also served as a Senior Vice President of Applica, Inc. since June 1998.  Mr. Polistina is also a director of Entic, Inc.  Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds a Masters of Business Administration from the University of Miami.  Mr. Polistina is the Chairman of our Audit Committee and is a member of our Compensation Committee.  Mr. Polistina’s experience in senior management roles at several global consumer products companies and his financial expertise led the Board of Directors to conclude that he should be a member of the Board of Directors.

Hugh R. Rovit,  age 57, has served as one of our directors since June 2010. Prior to that time, he had served as a director of SBI from August 2009 to June 2010. Mr. Rovit is presently Chief Executive Officer of Ellery Homestyles, a leading supplier of branded and private label home fashion products to major retailers, offering curtains, bedding, throws and specialty products. Previously, Mr. Rovit served as Chief Executive Officer of Sure Fit Inc., a marketer and distributor of home furnishing products from 2006 through 2012, and was a Principal at a turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit is a director of Xpress Retail and previously has served as a director of Nellson Nutraceuticals, Inc., Kid Brands Inc., Atkins Nutritional, Inc., Oneida, Ltd., Cosmetic Essence, Inc. and Twin Star International. Mr. Rovit received his Bachelor of Arts degree cum laude from Dartmouth College and has a Masters of Business Administration from the Harvard Business School. Mr. Rovit is a member of our Audit Committee. Mr. Rovit’s experience with the operations and management of various consumer products companies and his financial expertise led the Board of Directors to conclude that he should be a member of the Board of Directors.

Ehsan Zargar, age 40, has served as one of our directors since August 2017. Mr. Zargar has served as Executive Vice President and Chief Operating Officer of HRG, effective as of January 2017, as General Counsel since April 2015, and as Corporate Secretary since February 2012. In his current role, Mr. Zargar is responsible for leading and carrying out HRG’s strategic and tactical initiatives, including M&A and capital raising activities. Mr. Zargar is also responsible for providing HRG’s Board and senior management with advice on HRG’s strategies and for their implementation. In addition, Mr. Zargar is responsible for overseeing HRG’s legal and risk management function. Mr. Zargar joined HRG in June 2011 as a member of the legal department and since then has served in positions of increasing responsibility. Prior to HRG, Mr. Zargar worked in the New York office of Paul, Weiss, Rifkind, Wharton & Garrison LLP from November 2006 to June 2011. Previously, Mr. Zargar practiced law at another major law firm focusing on general corporate matters. Mr. Zargar received a law degree from Faculty of Law at the University of Toronto and a B.A. from the University of Toronto.  Mr. Zargar’s background in legal, corporate governance, M&A and capital raising activities, as well as his leadership position at HRG, led the Board to conclude that he should be a member of the Board of Directors.

Norman S. Matthews, age 84, has served as one of our directors since June 2010. Prior to that time, he had served as a director of SBI since August 2009. Mr. Matthews has over three decades of experience as a business leader in marketing and merchandising, and is currently an independent business consultant. As former President of Federated Department Stores, he led the operations of one of the nation’s leading department store retailers with over 850 department stores, including those under the names of Bloomingdales, Burdines, Foley’s, Lazarus and Rich’s, as well as various specialty store chains, discount chains and Ralph’s Grocery. In addition to his senior management roles at Federated Department Stores, Mr. Matthews also served as Senior Vice President and General Merchandise Manager at E.J. Korvette and Senior Vice President of Marketing and Corporate Development at Broyhill Furniture Industries. Mr. Matthews is a Princeton University graduate, and earned his Master’s degree in Business Administration from Harvard Business School. He also currently serves on the Boards of Directors at Party City and The Children’s Place Retail Stores, Inc., and previously has served as a director of Henry Schein, Inc., Sunoco, The Progressive Corporation, Toys R’ Us, Duff & Phelps Corporation, and Federated Department Stores.  He is also a trustee emeritus at the American Museum of Natural History. Mr. Matthews is the Chairman of our Nominating and Corporate Governance Committee and is a member of our Compensation Committee. Mr. Matthews’ extensive experience with the operations of various notable consumer products retailers led the Board of Directors to conclude that he should be a member of the Board of Directors.

Joseph S. Steinberg, age 73, has served as one of our directors since February 2015. Since December 2014, Mr. Steinberg has served as the Chairman of the board of directors of our majority shareholder, HRG, and, since April 2017, he has served as HRG’s Chief Executive Officer.  Mr. Steinberg is Chairman of the board of directors of Leucadia National Corporation (“Leucadia”), which is a significant stockholder of HRG.  He has served as a director of Leucadia since December 1978 and as President from January 1979 until March 2013, when he became the Chairman of the Leucadia board of directors.  Mr. Steinberg has served as Chairman of the board of directors of HomeFed Corporation since 1999 and as a HomeFed director since 1998.  Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg has served as a director of Jefferies Group, LLC since April 2008.  Mr. Steinberg previously served as a director of Mueller Industries, Inc. from September 2011 to September 2012.  Mr. Steinberg’s managerial and investing experience in a broad range of businesses led the Board of Directors to conclude that he should be a member of the Board of Directors.

Kenneth C. Ambrecht, age 72, has served as one of our directors since June 2010. Prior to that time, he had served as a director of SBI from August 2009 to June 2010. Since December 2005, Mr. Ambrecht has served as a principal of KCA Associates LLC, through which he provides advice on financial transactions. From July 2004 to December 2005, Mr. Ambrecht served as a Managing Director with the investment banking firm First Albany Capital, Inc. Prior to that, Mr. Ambrecht was a Managing Director with Royal Bank Canada Capital Markets. Prior to that post, Mr. Ambrecht worked with the investment bank Lehman Brothers as Managing Director with its capital market division. Mr. Ambrecht is also a member of the Board of Directors of American Financial Group, Inc. During the past five years, Mr. Ambrecht has also served as a director of Dominion Petroleum Ltd. and Fortescue Metals Group Limited. Mr. Ambrecht serves as the Chairman of our Compensation Committee and is a member of our Audit and our Nominating and Corporate Governance Committees. Mr. Ambrecht’s experience in banking and capital markets led the Board of Directors to conclude that he should be a member of the Board of Directors.

Andreas Rouvé, age 56, has served as one of our directors since October 2015. Mr. Rouvé was appointed our Chief Executive Officer, effective April 1, 2015, and he previously held the position of Chief Operating Officer of the Company, effective February 2014, until his appointment as Chief Executive Officer. Mr. Rouvé previously held the position of President of the Company’s international activities beginning in January 2013. Prior to that post, commencing in 2007, he served as Senior Vice President and Managing Director of Spectrum Brands’ European Battery and Personal Care business and subsequently led the integration of the Home Appliances and Pet Supplies European businesses in 2010-2011. Mr. Rouvé joined Spectrum Brands in 2002 as Chief Financial Officer of the European Battery division. Prior to that, he worked 13 years with VARTA AG in a variety of management positions, including Chief Financial Officer of VARTA Portable Batteries from 1999 to 2002, Managing Director Asia from 1997 to 1999, and Director of Finance of 3C Alliance L.L.P., a U.S. joint venture of VARTA, Duracell, and Toshiba, from 1995 to 1997. Mr. Rouvé holds a Master’s of Business Administration (Diplom-Kaufmann) from the University of Mannheim (Germany) and a Doctor of Economics and Social Science (Dr.

rer. soc. oec.) from the University of Linz (Austria).  Mr. Rouvé’s extensive experience with the global operations of the Company since 2002 and his service as Chief Executive Officer led the Board of Directors to conclude that he should be a member of the Board of Directors.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

In addition to those directors named above who are also executive officers of the Company, set forth below is certain information concerning non-director employees who serve as executive officers of the Company.  Our executive officers serve at the discretion of the Board of Directors.  Except for SBI, none of the corporations or other organizations referred to below with which an executive officer has been employed or otherwise associated is a parent, subsidiary, or other affiliate of the Company.

Mr. Douglas L. Martin, age 55, was appointed our Executive Vice President and Chief Financial Officer in September 2014. Prior to joining the Company, Mr. Martin served from September 2012 to August 2014 as Executive Vice President and Chief Financial Officer of Newell Brands, Inc. (formerly known as Newell Rubbermaid Inc.), a global marketer of consumer and commercial products, including writing, home solutions, tools, commercial products, and baby and parenting brands. Mr. Martin was employed by Newell Brands, Inc. since 1987, serving in a variety of senior financial roles, including Deputy Chief Financial Officer from February 2012 to September 2012, Vice President of Finance – Newell Consumer from November 2011 to February 2012, Vice President of Finance – Office Products from December 2007 to November 2011, and Vice President and Treasurer from June 2002 to December 2007. Mr. Martin began his career with KPMG LLP, holds a bachelor’s degree in accounting from Rockford College, Illinois, and is a Certified Public Accountant.

Mr. Nathan E. Fagre, age 62, was appointed our Vice President, General Counsel and Secretary in January 2011, and was promoted to Senior Vice President, General Counsel and Secretary in May 2012. In this role, Mr. Fagre serves as the chief legal officer of the Company and also manages the environmental, health, safety and sustainability functions, insurance and risk matters, and government affairs. He previously had served as Senior Vice President, General Counsel and Secretary for ValueVision Media, Inc. from May 2000 until January 2011. Prior to that time, he had served as Senior Vice President, General Counsel and Secretary for the exploration and production division of Occidental Petroleum Corporation, from May 1995 until April 2000. Before joining Occidental Petroleum Corporation, Mr. Fagre had been in private law practice with Sullivan & Cromwell, LLP and Gibson, Dunn & Crutcher, LLP. Mr. Fagre graduated with a bachelor’s degree from Harvard College in 1977, received a master of philosophy (M.Phil.) degree in international relations from Oxford University in 1979, and received a J.D. from Harvard Law School in 1982.

Ms. Stacey L. Neu, age 51, was appointed to her current role as the Company’s head of human resources in April of 2010.  Prior to this appointment, she held senior leadership roles for several businesses at the Company including the Battery business, Appliances business, and the Home & Garden business.  She was originally hired by Spectrum in October of 2005 to oversee the Talent Management function and lead the people integration efforts related to the acquisition of United Industries.  Before joining Spectrum, Ms. Neu was employed for six years at Charter Communications in various human resources leadership roles culminating in her appointment to Vice President Corporate Human Resources from 2003 to 2005.  Ms. Neu holds a Bachelor of Science Degree in Business from the University of Phoenix.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Based solely upon review of Forms 3, 4, and 5 (and amendments thereto) furnished to us during or in respect of Fiscal 2017 and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers, and 10% stockholders were satisfied in a timely manner during Fiscal 2017.

CORPORATE GOVERNANCE

Board Activities

During our fiscal year ended September 30, 2017 (“Fiscal 2017”), our Board of Directors held four regular meetings and acted by unanimous written consent on four occasions.  The non-management directors met separately in executive sessions on four occasions immediately following each of the regular board meetings.  The chairmen of each of the committees of the Board of Directors rotate service as the presiding director in the executive sessions of the Board of Directors. All of our directors attended more than 75 percent of the meetings of the Board of Directors and all of the meetings of any committee on which he served during Fiscal 2017.

Our Board of Directors has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company): Kenneth C. Ambrecht, Norman S. Matthews, Terry L. Polistina and Hugh R. Rovit.  Our Board of Directors has adopted the definition of “independent director” set forth under Section 303A.02 of the New York Stock Exchange Listed Company Manual (the “NYSE Listed

Company Manual”) to assist it in making determinations of independence.  The Board of Directors has determined that the directors referred to above currently meet these standards and qualify as independent.  The Board of Directors has made no determination with respect to the remaining directors.

All of our directors attended our 2017 annual meeting of stockholders, and we expect all continuing members of our Board of Directors to attend the annual meeting in 2018.

Our Board of Directors evaluates the appropriate leadership structure for the Company on an ongoing basis, including whether or not one individual should serve as both Chief Executive Officer and Chairman of our Board of Directors.  While the Board of Directors has not adopted a formal policy, we currently separate the positions of Chief Executive Officer and Chairman of our Board of Directors.  Andreas Rouvé currently serves as our President and Chief Executive Officer, and Mr. Maura currently serves as our Executive Chairman.  The Board of Directors believes that the respective roles of Mr. Rouvé and Mr. Maura best utilize their skills and qualifications in the service of the Company at this time.  The Board retains the ability to adjust its leadership structure as the needs of the business change.

Committees Established by our Board of Directors

The Board of Directors has designated three principal standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.  The functions of each such committee and the number of meetings held in Fiscal 2017 are noted below.

Audit Committee.    The Audit Committee has been established in accordance with Section 303A.06 of the NYSE Listed Company Manual and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the overall purpose of overseeing the Company’s accounting and financial reporting processes and audits of our financial statements.  The Audit Committee is responsible for monitoring (i) the integrity of our financial statements, (ii) the independent registered public accounting firm’s qualifications and independence, (iii) the performance of our internal audit function and independent auditors, and (iv) our compliance with legal and regulatory requirements.  The responsibilities and authority of the Audit Committee are described in further detail in the Charter of the Audit Committee of the Board of Directors of Spectrum Brands Holdings, Inc., as adopted by the Board of Directors in June 2010, a copy of which is available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.”

The current members of our Audit Committee are Kenneth C. Ambrecht, Hugh R. Rovit, and Terry L. Polistina.  Our Audit Committee held four regular meetings during Fiscal 2017.  All of the members of the Audit Committee attended all meetings.  Each of the members of the Audit Committee qualifies as independent, as such term is defined in Section 303A.02 of the NYSE Listed Company Manual, Section 10A(m)(3)(B) of the Exchange Act, and Exchange Act Rule 10A-3(b).

Mr. Polistina is the Chairperson of our Audit Committee.  The Board has determined that Mr. Polistina is an Audit Committee Financial Expert.  Mr. Polistina possesses the attributes of an “audit committee financial expert” set forth in the rules promulgated by the SEC in furtherance of Section 407 of the Sarbanes-Oxley Act of 2002.

Compensation Committee.    Our Compensation Committee is responsible for (i) overseeing our compensation and employee benefits plans and practices, including our executive compensation plans and our incentive-compensation and equity-based plans, (ii) evaluating and approving the performance of the Executive Chairman and the CEO and other executive officers in light of those goals and objectives, and (iii) reviewing and discussing with management our compensation discussion and analysis disclosure and compensation committee reports in order to comply with our public reporting requirements.  The responsibilities and authority of the Compensation Committee are described in further detail in the Charter of the Compensation Committee of the Board of Directors of Spectrum Brands Holdings, Inc., as adopted by the Board of Directors in November 2016, a copy of which is available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.”  The report of the Compensation Committee for Fiscal 2017 is included elsewhere in this Form 10-K/A.

The current members of our Compensation Committee are Kenneth C. Ambrecht, Norman S. Matthews, and Terry L. Polistina.   Our Compensation Committee held four regular meetings and acted by unanimous written consent on three occasions during Fiscal 2017.  All committee members attended all meetings.  Mr. Ambrecht is the Chairperson of our Compensation Committee.  As a controlled company under Section 303A.00 of the NYSE Listed Company Manual, our Compensation Committee is not required to comply with the independence requirements set forth in Section 303A.05 of the NYSE Listed Company Manual.  However, we have made a determination that all of the members of our Compensation Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Listed Company Manual.

Nominating and Corporate Governance Committee.    Our Nominating and Corporate Governance Committee is responsible for (i) identifying and recommending to the Board of Directors individuals qualified to serve as our directors and on our committees of the Board of Directors, (ii) advising the Board of Directors with respect to board composition, procedures and committees, (iii) developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company, and (iv) overseeing the evaluation process of the Board of Directors, our Executive Chairman, and our Chief Executive Officer.  The responsibilities and authority of the Nominating and Corporate Governance Committee are described in further detail in the Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Spectrum Brands Holdings, Inc., as adopted by the Board of Directors in January 2017, a copy of which is available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.”

The current members of our Nominating and Corporate Governance Committee are Kenneth C. Ambrecht and Norman S. Matthews.  Our Nominating and Corporate Governance Committee held two regular meetings and acted by unanimous written consent on one occasion during Fiscal 2017.  Mr. Matthews is the Chairperson of our Nominating and Corporate Governance Committee.  As a controlled company under Section 303A.00 of the NYSE Listed Company Manual, our Nominating and Corporate Governance Committee is not required to comply with the independence requirements set forth in Section 303A.04 of the NYSE Listed Company Manual.  However, we have made a determination that all of the members of our Nominating and Corporate Governance Committee qualify as independent, as such term is defined in Section 303A.02 of the NYSE Listed Company Manual.

Special Committee.    In Fiscal 2017, the Board of Directors formed a Special Committee of independent directors in light of HRG’s announcement in November 2016 of its decision to commence an exploration of strategic alternatives.

Risk Management and the Board’s Role

The Company’s risk assessment and management function is led by the Company’s senior management, which is responsible for day-to-day management of the Company’s risk profile, with oversight from the Board of Directors and its Committees.  Central to the Board of Directors’ oversight function is our Audit Committee.  In accordance with the Audit Committee Charter, the Audit Committee is responsible for the oversight of the financial reporting process and internal controls.  In this capacity, the Audit Committee is responsible for discussing guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company, including the internal audit department, assess and manage the Company’s exposure to risk, as well as the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

The Company has implemented an annual formalized risk assessment process.  In accordance with the Company’s process, a committee (the “Governance Risk and Compliance Committee”) of certain members of senior management has the responsibility to identify, assess, and oversee the management of risk for the Company.  This committee obtains input from other members of management and subject matter experts as needed.  Management uses the collective input received to measure the potential likelihood and impact of key risks and to determine the adequacy of the Company’s risk management strategy.  Periodically representatives of this committee report to the Audit Committee on its activities and the Company’s risk exposure.

Availability of Corporate Governance Guidelines, Committee Charters, and Codes of Ethics

Copies of our (i) Corporate Governance Guidelines, (ii) charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics, and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.”  Any stockholder may obtain copies of these documents by sending a written request to Spectrum Brands Holdings, Inc., 3001 Deming Way Middleton, WI 53562, Attention: Vice President, Investor Relations, by calling us at (608) 275-3340, or by writing to us via e-mail at investorrelations@spectrumbrands.com.  None of the information posted on our website is incorporated by reference into this Form 10-K/A.

ITEM 11.EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section sets forth a description of our practices regarding executive compensation matters with respect to our named executive officers.  You should read this section together with the executive compensation tables and narratives which follow, as these sections inform one another.

Executive Summary

Our compensation programs are administered by the Compensation Committee of the Board of Directors.  Our compensation programs are designed to attract and retain highly qualified executives, to align the compensation paid to executives with the business strategies of our Company, and to align the interests of our executives with the interests of our stockholders.  These programs are based on our “pay-for-performance” philosophy in which variable compensation represents a majority of an executive’s potential compensation.

In terms of our Fiscal 2017 performance against the targets set by the Compensation Committee at the beginning of Fiscal 2017, we did not achieve the Company-wide adjusted EBITDA target at the 100 percent level, but did exceed the minimum threshold level.  With respect to the free cash flow performance metric for Fiscal 2017, we slightly exceeded the target at the 100 percent level.  Further details on the applicable targets and actual performance are set forth below, as well as the specific definitions of the performance metrics.  During Fiscal 2017, management continued its focus on investing in future growth through footprint optimization in the Global Auto Care and Hardware & Home Improvement divisions, greater investment in new product development and marketing, integration of two new acquisitions in the Pet business unit, and acceleration of growth in e-commerce.

The actions and decisions of the Compensation Committee during Fiscal 2017 regarding the compensation of the named executive officers (“NEOs”) of the Company continued our philosophy of pay-for-performance and our focus on the company-wide goals of increasing growth, free cash flow generation, and building for superior long-term shareholder returns.

In establishing our compensation programs, our Compensation Committee obtains the advice of its independent compensation consultant, Lyons, Benenson & Company Inc. (“LB & Co.”), and evaluates the Company’s programs with reference to a peer group of 15 companies, as specified in the section titled “Role of Committee-Retained Consultants.”

At our 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”), our stockholders approved, on an advisory basis, the compensation of the Company’s NEOs as disclosed in the Compensation Discussion and Analysis, compensation tables, and related narrative disclosure in the proxy statement for the 2017 Annual Meeting.  Our compensation practices as discussed herein are materially consistent with those discussed in the proxy statement for the 2017 Annual Meeting.  Additionally, at our 2017 Annual Meeting of Stockholders, our stockholders held a separate vote, on an advisory basis, relating to the frequency of the advisory vote on the compensation of the Company’s NEOs, pursuant to which our stockholders indicated their preference that such vote be held every year, which was the frequency recommended by the Board of Directors.  At the upcoming Annual Meeting, we are conducting a stockholder advisory vote on executive compensation.

Our Named Executive Officers

The Company’s NEOs during Fiscal 2017 consisted of the following persons:

•	David M. Maura, Executive Chairman of the Board of Directors
•	Andreas Rouvé, Chief Executive Officer and President
•	Douglas L. Martin, Executive Vice President and Chief Financial Officer
•	Nathan E. Fagre, Senior Vice President, General Counsel and Secretary
•	Stacey L. Neu, Senior Vice President, Human Resources

Our Compensation Committee

The Compensation Committee is responsible for developing, adopting, reviewing, and maintaining the Company’s executive compensation programs in order to ensure that they continue to benefit the Company.

Background on Compensation Considerations

The Compensation Committee pursues several objectives in determining its executive compensation programs.  It seeks to attract and retain highly qualified executives and ensure continuity of senior management for the Company as a whole and for each of the Company’s business segments, to the extent consistent with the overall objectives and circumstances of the Company.  It seeks to align the compensation paid to our executives with the overall business strategies of the Company while leaving the flexibility necessary to respond to changing business priorities and circumstances.  It also seeks to align the interests of our executives with those of our stockholders and seeks to reward our executives when they perform in a manner that creates value for our stockholders.  In order to carry out this function, the Compensation Committee:

•

Considers the advice of the independent compensation consultant engaged to advise on executive compensation issues and program design, including advising on the Company’s compensation program as it compares to similar companies;

•

Reviews compensation summaries for each NEO at least once a year, including the compensation and benefit values offered to each executive, accumulated value of equity and other past compensation awards, and other contributors to compensation;

•

Consults with our Executive Chairman, Chief Executive Officer, and other management personnel and Company consultants, including our Senior Vice President, Human Resources, in regards to compensation matters and periodically meets in executive session without management to evaluate management’s input; and

•	Solicits comments and concurrence from other board members regarding its recommendations and actions at the Company’s regularly scheduled board meetings.

Philosophy on Performance Based Compensation

The Compensation Committee has designed the Company’s executive compensation programs so that, at target levels of performance, a significant portion of the value of each executive’s annual compensation (consisting of salary and incentive awards) is based on the Company’s achievement of performance objectives set by the Compensation Committee.  We believe that a combination of annual fixed base pay and incentive performance-based pay provides our NEOs with an appropriate mix of current cash compensation and performance compensation.  However, in applying these compensation programs to both individual and Company circumstances, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee varies by individual, and the Compensation Committee is free to design compensation programs that provide for target-level performance-based compensation to be an amount greater than, equal to, or less than 50% of total annual compensation.  For example, for Fiscal 2018, the percentage of annual compensation at target based on the Company’s achievement of performance objectives (set by the Compensation Committee) for the NEOs was 89% for the five executives as a group.  In addition, to highlight the alignment of the incentive plans with stockholder interests, all of the Company’s equity-based incentive programs are completely performance-based plans.

The remainder of each executive’s compensation is made up of amounts that do not vary based on performance.  For all NEOs, these non-performance based amounts are set forth in such executive’s employment agreement or written terms of employment, as described below, subject to annual review and potential increase by the Compensation Committee.  These amounts are determined by the Compensation Committee taking into account current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level, and the duties and responsibilities of such executive’s position.

A component of incentive compensation also consists of multi-year programs.  We believe that awards that have multi-year performance periods and that vest over time enhance the stability of our senior management team and provide greater incentives for our NEOs to remain at the Company.

Role of Committee-Retained Consultants

In Fiscal 2017, our Compensation Committee continued to retain an outside consultant, LB & Co., to assist us in formulating and evaluating executive and director compensation programs.  During the past year, the Compensation Committee, directly or through our Senior Vice President, Human Resources, periodically requested LB & Co. to:

•	Provide comparative market data for our peer group, and other groups on request, with respect to compensation matters;
•	Analyze our compensation and benefit programs relative to our peer group;
•	Review the plan designs, including the performance metrics selected, for our various incentive plans and make 7 recommendations to the Compensation Committee on appropriate plan designs to support the Company’s overall strategic objectives;
•	Advise the Compensation Committee on compensation matters and management proposals with respect to compensation matters;
•	Assist in the preparation of the compensation discussion and analysis disclosure set forth in this From 10-K/A and the compensation tables provided herewith; and
•	On request, participate in meetings of the Compensation Committee.

In order to encourage an independent view point, the Compensation Committee and its members had access to LB & Co. at any time without management present and have consulted from time to time with LB & Co. without management present.

LB & Co., with input from management and the Compensation Committee, developed a peer group of companies based on a variety of criteria, including type of business, revenue, assets and market capitalization.  The composition of this peer group is reviewed annually by the Compensation Committee and the compensation consultant and, if appropriate, revised, based on changes in business orientation of peer group companies, changes in financial size or performance of the Company and the peer group companies, and merger, acquisition, spin-off or bankruptcy of companies in the peer group.  At the end of Fiscal 2017, the peer group utilized consisted of 15 companies, comprised of Central Garden and Pet Company, Church & Dwight Co., Inc., The Clorox Company, Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hanesbrands, Inc., Hasbro, Inc., Helen of Troy Limited, Mattel, Inc., Newell Brands, Inc., Nu Skin Enterprises, Inc., The Scotts Miracle-Gro Company, Stanley Black & Decker, Inc., and Tupperware Brands Corporation.  There was no change in the composition of the peer group companies from Fiscal 2016 to Fiscal 2017.  While the Compensation Committee does not target a particular range for total compensation as compared to our peer group, it does take this information into account when establishing compensation programs.

No fees were paid to LB & Co. for services other than executive and director compensation consulting during Fiscal 2017.  In accordance with SEC rules, our Compensation Committee considered the independence of LB & Co., including an assessment of the following factors: (i) other services provided to the Company by the consultant; (ii) fees paid as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of our Compensation Committee; (v) any Company stock owned by individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement.  Our Compensation Committee has concluded that no conflict of interest exists that prevented LB & Co. from independently representing our Compensation Committee during Fiscal 2017.

Use of Employment Agreements

Current Employment and Severance Agreements

The Compensation Committee periodically evaluates the appropriateness of entering into employment agreements or other written agreements with members of the Company’s senior management to govern compensation and other aspects of the employment relationship.  The Company limits the use of employment agreements and instead uses severance agreements for most executives.  With respect to the NEOs, at the direction of the Compensation Committee, the Company has entered into written employment agreements with the following executive officers who were serving at the end of Fiscal 2017: (i) an Employment Agreement dated January 20, 2016, and as amended on September 26, 2017, with Mr. Maura (the “Maura Employment Agreement”); (ii) an Employment Agreement dated March 16, 2015, and as amended and restated on December 15, 2016, with Mr. Rouvé (the “Rouvé Employment Agreement”); and (iii) an Employment Agreement dated September 1, 2014, and as amended and restated on December 15, 2016,  with Mr. Martin (the “Martin Employment Agreement”).  The Maura, Rouvé, and Martin Employment Agreements are with both SBI and the Company.   In addition, Mr. Rouvé continues to be a party to a Pension Agreement between VARTA Gerätebatterie GMBH and Mr. Rouvé dated May 17, 1989, including the supplement of July 1, 1999, which was assumed by the Company and governs certain pension payments Mr. Rouvé is entitled to receive.  Finally, SBI is a party to Severance Agreements with each of Mr. Fagre and Ms. Neu dated as of November 19, 2012 and September 1, 2009, respectively, and each as amended and restated on December 15, 2016, which govern severance, confidentially, non-competition, and certain other post-employment matters in connection with termination of Mr. Fagre’s and Ms. Neu’s respective employment.  The Severance Agreement with Mr. Fagre is referred to herein as the “Fagre Severance Agreement” and the Severance Agreement with Ms. Neu is referred to herein as the “Neu Severance Agreement.”

Term and Renewal

The term of the Maura Employment Agreement expires on October 1, 2018, the current term of the Rouvé Employment Agreement expires on April 1, 2018, and the current renewal term of the Martin Employment Agreement expires on March 1, 2018.  The Maura and Rouvé Employment Agreements each provide that upon the expiration of the initial term of the agreement (and any subsequent renewal term), the term of the agreement will automatically be extended for successive one year renewal periods, unless either party provides the other with notice of non-renewal at least 90 days prior to the commencement of the applicable renewal term.  The Martin Employment

Agreement provides that upon expiration of the current term (and any subsequent renewal term), unless earlier terminated in accordance with such agreement, the agreement will automatically renew for an additional one-year period on March 1st of each year.

Early Termination of Agreements

The Maura, Rouvé, and Martin Employment Agreements each permit the Company to terminate the executive’s employment upon written notice in the event of “cause” (as defined below under the heading “Termination and Change in Control Provisions”).  In the case of each executive, if the behavior giving rise to “cause” is the executive’s willful failure or refusal to perform his duties or refusal to follow the direction of the Board of Directors (and, in the case of Mr. Martin, the direction of the Chief Executive Officer), or the executive’s material breach of his employment agreement or any other agreement with the Company, then Mr. Maura, Mr. Rouvé, and Mr. Martin, as applicable, will have 30 days to cure such behavior following notice.

Each of the Maura, Rouvé, and Martin Employment Agreements permit the Company to terminate the applicable executive’s employment without “cause” for any reason upon 90 days’ prior written notice or immediately with payment of base salary in lieu of notice thereof.

The Maura, Rouvé, and Martin Employment Agreements each permit the Company to terminate the executive’s employment upon 30 days’ written notice in the event that the executive is unable to perform his duties for a period of at least six consecutive months by reason of any mental, physical, or other disability.  Each agreement also terminates immediately upon the death of the executive.

Each of the Maura, Rouvé, and Martin Employment Agreements allows the applicable executive to voluntarily terminate his employment for any reason upon 90 days’ prior written notice.

The Maura, Rouvé, and Martin Employment Agreements also provide that if the applicable executive resigns upon the occurrence of specified circumstances that would constitute “good reason” (as defined below under the heading “Termination and Change in Control Provisions”), the executive’s resignation will be treated as a termination by the Company without “cause” and entitle the executive to the payments and benefits due with respect to a termination without “cause” under his respective employment agreement.  In order to constitute “good reason” under the respective employment agreements, certain specific notice requirements and cure periods must be satisfied.  In this regard, each of Mr. Maura, Mr. Rouvé, and Mr. Martin would have 90 days following the occurrence of the facts or circumstances giving rise to “good reason” to give written notice to the Company of his intent to terminate for “good reason,” and the Company will have 30 days thereafter to cure such facts or circumstances.

Both the Fagre and Neu Severance Agreements permit the Company to terminate Mr. Fagre’s or Ms. Neu’s employment, as applicable, at any time upon written notice for any reason.  However, in order for such termination by the Company to be treated as a termination for “cause” (as defined below under the heading “Termination and Change in Control Provisions”) as a result of Mr. Fagre’s or Ms. Neu’s, as applicable, (i) willful failure or refusal to perform his or her duties and responsibilities to the Company or any of its affiliates, or (ii) breach of any of the terms of his or her severance agreement or any other agreement between Mr. Fagre or Ms. Neu, on the one hand, and the Company on the other, Mr. Fagre or Ms. Neu, as applicable, must not have remedied or cured such failure, refusal, or breach within a 30-day cure period.  Mr. Fagre and Ms. Neu, as applicable, may also terminate his or her respective employment with the Company at any time upon written notice.

The amounts and benefits payable to each such executive upon the termination of such executive’s employment in accordance with their employment or severance agreements, as applicable, are further described under the heading “Termination and Change in Control Provisions” .

Compensation Components

For Fiscal 2017, the basic elements of our executive compensation program, as designed by the Compensation Committee, were:

•	Base salary;
•	A performance-based annual cash incentive program tied to achievement of performance goals in Fiscal 2017, referred to as our Management Incentive Plan (“MIP”);
•

A performance based annual equity incentive program tied to achievement of performance goals in Fiscal 2017 and, with respect to 50% of any award earned, continued employment through the end of Fiscal 2018, referred to as the Equity Incentive Plan (“EIP”); and

•

A two-year performance based equity incentive program tied to achievement of superior results by the end of Fiscal 2018 and, with respect to 50% of any award earned, continued employment through the end of Fiscal 2019, referred to as the Spectrum S3B Plan.

In addition, based on individual circumstances, title, position, and responsibilities, each NEO received certain other compensation components and perquisites as described herein.

Base Salary

The annual base salaries for Messrs. Maura, Rouvé, and Martin were initially set forth in each executive’s employment agreement, subject to subsequent increases by the Compensation Committee.  Mr. Fagre’s base salary was initially set by the Chief Executive Officer at the time he joined the Company in January 2011.  Ms. Neu’s base salary was initially set by the Chief Executive Officer at the time of her appointment as the head of Human Resources in April 2010.  In determining the initial annual base salary for each NEO or in making any subsequent increases, the Compensation Committee considered current market conditions, the Company’s financial condition at the time such compensation levels were determined, compensation levels for similarly situated executives at other companies, experience level, and the duties and responsibilities of such executive’s position.  Base salary level is subject to evaluation from time to time by the Compensation Committee to determine whether any increase is appropriate.  The Compensation Committee reviewed the current salaries of the NEOs during Fiscal 2017 and determined to make no changes in the salary levels.  As of the end of Fiscal 2017, the annual base salaries for the NEOs serving at the end of Fiscal 2017 were as follows:

Named Executive	Annual Base Salary at FYE $
David M. Maura	$700,000
Andreas Rouvé	$735,000
Douglas L. Martin	$550,000
Nathan E. Fagre	$375,000
Stacey L. Neu	$275,000

Management Incentive Plan

General Description

Our management personnel, including our NEOs, participate in the Company’s annual performance-based cash bonus program referred to as the Management Incentive Plan (or the “MIP”), which is designed to compensate executives and other managers based on achievement of annual corporate, business segment, and/or divisional financial goals.  Under the MIP, each participant has the opportunity to earn a threshold, target, or maximum bonus amount that is contingent upon achieving the performance goals set by the Compensation Committee and reviewed by the Board of Directors.  Particular performance objectives (such as increasing adjusted EBITDA) are established prior to or during the first quarter of the relevant fiscal year and reflect the Compensation Committee’s views at that time of the critical indicators of Company success in light of the Company’s primary business priorities.

The specific financial targets with respect to performance goals are then set by the Compensation Committee based on the Company’s annual operating plan, as approved by our Board of Directors.  The annual operating plan includes performance targets for the Company as a whole as well as for each business segment.  In the case of divisional managers within those business segments, divisional level performance targets have also been established.

Fiscal 2017 MIP Program

The Fiscal 2017 MIP program supported the corporate goals of increasing EBITDA growth and free cash flow described above under the heading “Philosophy on Performance Based Compensation.”  The performance goals for Fiscal 2017 were Adjusted EBITDA and Free Cash Flow (as defined below), with the performance targets for each of Messrs. Maura, Rouvé, Martin, and Fagre, and for Ms. Neu equal to those established for the Company as a whole and were not subdivided with regard to the performance of specific business segments or units.

For Fiscal 2017, “Adjusted EBITDA” was defined as earnings (defined as net income (loss) of the Company) before interest, taxes, depreciation, and amortization and excluding restructuring, acquisition, and integration charges, and other one-time charges.  “Free Cash Flow” was defined as net cash provided by operating activities, less capital expenditures, plus one-time Board approved additions (such as acquisition costs or debt refinancing costs).

The target Fiscal 2017 MIP award levels achievable at target for each participating NEO were as follows:

Named Executive	MIP Target as % of Annual Base
David M. Maura	125%
Andreas Rouvé	125%
Douglas L. Martin	90%
Nathan E. Fagre	60%
Stacey L. Neu	60%

The Fiscal 2017 MIP plan design had a minimum financial threshold for each of Adjusted EBITDA and Free Cash Flow, below which no payout would be earned with respect to that objective.  The achievement of the goals of Adjusted EBITDA and Free Cash Flow were determined and earned independently of one another.  In addition, the Compensation Committee provided the Chief Executive Officer with the discretionary authority to issue up to a total of $17 million in equity awards to designated participants in lieu of any cash bonuses earned under the Fiscal 2017 MIP.  Acquisitions by the Company were included from the date of acquisition, subject to negative discretion of the Compensation Committee.  The table below reflects for each NEO the percentage of his or her target award achievable pursuant to the performance goals, the performance required to achieve the threshold, target, and maximum payouts based on those performance goals, and the actual 2017 payout achieved.

Performance Required to Achieve Bonus % as Indicated ($ in millions)
NEO	Performance Metric	Weight (% of Target Bonus)	Threshold (50%)	Target (100%)	Maximum (200%)	Maximum (250%)	Calculated 2017 Payout Factor (% of Target Bonus)
David M. Maura Andreas Rouvé	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	75% 25%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $638.74	$1,055.65 $665.11	50.00% 101.33%
Douglas L. Martin Nathan E. Fagre Stacey L. Neu	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	75% 25%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $638.74	– –	50.00% 101.33%

Fiscal 2018 MIP Program

The Fiscal 2018 MIP program continues to follow the plan design from previous years with the same corporate goals of increasing EBITDA growth and Free Cash Flow and adds the corporate goal of increasing net sales.  The Compensation Committee established the new weightings with the Adjusted EBITDA having a weighting of 50%, Net Sales having a weighting of 20%, and Free Cash Flow having a weighting of 30%.  The performance targets for each of Messrs. Maura, Rouvé, Martin, and Fagre, and for Ms. Neu are equal to those established for the Company as a whole and were not subdivided with regard to the performance of specific business segments or units.

Beginning in Fiscal 2018, the Board approved an incremental investment program of up to $20 million to support long-term growth initiatives at the Company in the areas of product innovation, R&D, and marketing and sales.  This initiative is referred to as “Project Alpha.”  Under this program, the Adjusted EBITDA and Free Cash Flow targets for Fiscal 2018 (for both MIP and EIP) will be reduced by up to $20 million, for each dollar of actual spending on Board-approved Project Alpha investments.  This spending will also be excluded from the calculation of Adjusted Diluted EPS under the S3B Plan discussed below.

For purposes of determining achievement of the targets under the 2018 MIP Program, the Compensation Committee established the following definitions:

“Adjusted EBITDA” is defined as earnings (defined as net income (loss) of the Company) before interest, taxes, depreciation, and amortization and excluding restructuring, acquisition, and integration charges, and other one-time charges.  The result of the formula in the preceding sentence shall then be adjusted so as to negate the effects of acquisitions or dispositions; provided, however that Adjusted EBITDA resulting from businesses or products lines acquired (in Board approved transactions) during the performance period will be included in the calculation from the date of acquisition, subject to negative discretion of the Compensation Committee.

“Free Cash Flow” is defined as Adjusted EBITDA plus or minus changes in current and long term assets and liabilities, less cash payments for taxes, restructuring and interest, but excluding outlays or proceeds from acquisitions or dispositions.  Any reductions in Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board approved acquisition or refinancing (in each case during the performance period) will be added back to Free Cash Flow, subject to negative discretion of the Compensation Committee.

“Net Sales” is defined as the amount of revenue generated less returns, cash discounts, trade rebates, and other trade spend or consumer offers that result in a reduction of revenue in accordance with generally accepted accounting principles in the U.S. GAAP.  Net Sales achievement will be net of FX currency translation impact (e.g. achievement will exclude positive or negative impact(s) as a result of converting local currency sales into U.S. dollars), will include amounts in the annual operating plan relating to acquisitions completed in the prior year and will exclude amounts from acquisitions completed in the current year.

The target Fiscal 2018 MIP award levels achievable at target for each participating NEO are as follows:

Named Executive	MIP Target as % of Annual Base
David M. Maura	125%
Andreas Rouvé	125%
Douglas L. Martin	90%
Nathan E. Fagre	60%
Stacey L. Neu	60%

The Fiscal 2018 MIP plan design has a minimum financial threshold for each of Adjusted EBITDA, Net Sales, and Free Cash Flow, below which no payout will be earned with respect to that objective.  The achievement of the goals of Adjusted EBITDA, Net Sales, and Free Cash Flow are determined and earned independently of one another.  In addition, the Compensation Committee provided the Chief Executive Officer with the discretionary authority to issue up to a total of $17 million in equity awards to designated participants in lieu of any cash bonuses earned under the Fiscal 2018 MIP.

Spectrum S2B Plan

During 2015, the Compensation Committee, in consultation with members of management, its independent compensation consultant, and outside counsel for the Compensation Committee, designed a two-year superior achievement incentive compensation program for the Company’s NEOs and other members of the Company’s management team and key employees.  The program is referred to as the “Spectrum S2B Plan” or “Spectrum S2B,” because the program reflected a strategy to achieve an additional $2 billion of value creation (as measured by stock market capitalization of the Company) by the end of Fiscal 2016.  The purpose of the Spectrum S2B Plan was to incentivize senior management to drive the Company’s performance in excess of key financial performance metrics over a two-year performance period consisting of Fiscal 2015 and Fiscal 2016.  Awards under the Spectrum S2B Plan were granted pursuant to the Company’s 2011 Plan.

The Spectrum S2B Plan had the following key performance targets: (1) achieving Adjusted EBITDA of at least $800 million in Fiscal 2016; (2) achieving Cumulative Free Cash Flow during Fiscal 2015 and 2016 of at least $800 million; and (3) achieving Adjusted Diluted Earnings Per Share (EPS) in Fiscal 2016 of at least $5.00 per share.  In terms of potential award payouts for plan participants, 40% of the award was based on Adjusted EBITDA, 40% on Cumulative Free Cash Flow, and 20% on Adjusted Diluted EPS.  In addition, there would be no payout with respect to a given metric if the performance target was not fully achieved as of September 30, 2016.

Participants in the Spectrum S2B Plan had the opportunity to earn additional award amounts based on achievement in excess of the performance targets.  The overachievement performance targets and weighting were as follows: (1) 40% of the overachievement award was based on Adjusted EBITDA of $835 million as of September 30, 2016, with linear interpolation of the award if Adjusted EBITDA was between $800 million and $835 million for Fiscal 2016; (2) 40% was based on Cumulative Free Cash Flow of $875 million for Fiscal 2015 and 2016 combined, with linear interpolation of the award if such metric was between $800 million and $875 million for Fiscal 2015 and 2016 combined; and (3) 20% was based on Adjusted Diluted EPS of $5.25 per share for Fiscal 2016, with linear interpolation of the award if such metric was between $5.00 and $5.25 per share for Fiscal 2016.  The maximum payout under each of the performance measures would be reduced by 50% if the performance on the remaining measures was less than 90% of target on each.

For purposes of determining achievement of the targets under the Spectrum S2B Plan, the Compensation Committee established the following definitions:

“Adjusted Diluted EPS” means GAAP diluted income per share adjusted for the following items as they relate to the calculation of net income: acquisition and integration related charges, restructuring and related charges, one-time debt refinancing costs, inventory fair-value adjustments related to acquisitions, discontinued operations, stock-based compensation amortization related to the Spectrum S2B Plan, the 2015 Equity Incentive Plan, and the 2016 Equity Incentive Plan, and normalizing the consolidated tax rate at 35 percent.

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, and amortization and excluding restructuring, acquisition, and integration charges, discontinued operations, and other one-time charges.  The result of the formula in the preceding sentence was then adjusted so as to negate the effects of acquisitions or dispositions; provided, however that Adjusted EBITDA resulting from businesses or products lines acquired (in Board-approved transactions) during the Spectrum S2B performance period may be included in the calculation from the date of acquisition subject to Compensation Committee approval.

“Cumulative Free Cash Flow” means the cumulative amount during the Spectrum S2B performance period of Adjusted EBITDA plus or minus changes in current and long term assets and liabilities, less cash payments for taxes, restructuring, and interest, but excluding proceeds from acquisitions or dispositions.  Any reductions in Cumulative Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board-approved acquisition, disposition, or refinancing (in each case during the Spectrum S2B performance period) may be added back to Cumulative Free Cash Flow.

Under the plan design, awards were denominated in dollars for achieving 100% of the performance goals, but were payable in RSUs or shares of restricted stock based on the fair market value of the Company’s shares as of the last day of the performance period.  Accordingly, each participant was granted a target dollar value.  If the above performance criteria were satisfied as of September 30, 2016, then 50% of the award was required to be paid in RSUs or restricted stock within 74 days after the end of Fiscal 2016, and 50% was required to be paid in RSUs or restricted stock which vest one year after the first vesting date, subject to continued employment and any other applicable terms in the underlying award agreement.  The Company’s NEOs are required to retain at least 50% of the shares they receive upon vesting (net of any shares withheld by the Company upon vesting for tax purposes) for one year after vesting.  There were approximately 175 participants in the Spectrum S2B Plan

The Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved the following award opportunities under the Spectrum S2B Plan for Messrs. Rouvé, Martin, and Fagre and Ms. Neu.  Upon Mr. Maura’s appointment in January 2016 as Executive Chairman, the Board of Directors, upon the recommendation of the Compensation Committee, also approved the award opportunity for Mr. Maura as set forth below.

	Value of RSUs or Restricted Stock Granted (in $)
Name	Award at Target	Additional Award at Maximum Overachievement	Total
David M. Maura	$3,000,000	$1,500,000	$4,500,000
Andreas Rouvé	$3,000,000	$1,500,000	$4,500,000
Douglas L. Martin	$2,000,000	$840,000	$2,840,000
Nathan E. Fagre	$750,000	$262,500	$1,012,500
Stacey L. Neu	$400,000	$140,000	$540,000

Based on performance results for the Spectrum S2B Plan performance period, Mr. Maura earned $4,500,000, which was converted into 32,682 RSUs; Mr. Rouvé earned $4,500,000, which was converted into 32,682 RSUs; Mr. Martin earned $2,840,000, which was converted into 20,626 RSUs; Mr. Fagre earned $1,012,500, which was converted into 7,353 RSUs; and Ms. Neu earned $540,000, which was converted into 3,922 RSUs, in each case 50% of which were vested on December 1, 2016 and 50% of which vested on December 1, 2017.

Spectrum S3B Pla

During Fiscal 2016, the Compensation Committee, in consultation with members of management, its independent compensation consultant, and outside counsel for the Compensation Committee reviewed and evaluated the success of the Spectrum S2B Plan in light of its original objectives of incentivizing senior management to drive the Company’s performance in excess of key financial performance metrics during Fiscal 2015 and Fiscal 2016.  The Compensation Committee determined the Spectrum S2B Plan succeeded in driving accelerated growth of stockholder value during the 2-year performance period.  As a result, the Compensation Committee designed a successor multi-year superior achievement incentive compensation program for the Company’s NEOs and other members of the Company’s management team and key employees that similarly is intended to promote significant stockholder value creation.  This successor program is referred to as the “Spectrum S3B Plan” or “Spectrum S3B.”  The purpose of the Spectrum S3B Plan is to incentivize senior management to drive the Company’s performance in excess of key financial performance metrics over a two-year performance period consisting of Fiscal 2017 and Fiscal 2018.  Awards under the Spectrum S3B Plan were granted pursuant to the Company’s 2011 Plan.

The Compensation Committee determined that the performance metrics for the Spectrum S3B Plan are Adjusted Diluted EPS and Return on Assets.  The specific performance targets for Adjusted Diluted EPS and Return on Assets for the two-year performance period are based on the financial goals in the Company’s three-year strategic plan that covers this time period. In terms of potential award payouts for plan participants, 50% of the award is based on Adjusted Diluted EPS and 50% on ROA.  In addition, there would be no payout with respect to a given metric if the performance target was not fully achieved as of September 30, 2018.  The maximum payout is 125% of the target award.

Participants in the Spectrum S3B Plan have the opportunity to earn additional award amounts based on achievement in excess of the performance targets.  The additional award opportunity is based on the Company realizing aggressive targets above those set forth in the strategic plan, as determined separately for the Adjusted Diluted EPS metric and the Return on Assets metric.    Under the Spectrum S3B Plan, maximum payouts under each of the performance metrics will be forfeited if the performance on the remaining metric is less than 90% of target.  As described above under the heading “Fiscal 2018 MIP Program,” the actual incremental investment plan spending will be excluded from the Adjusted Diluted EPS calculations.

For purposes of determining achievement of the targets under the Spectrum S3B Plan, the Compensation Committee established the following definitions:

“Adjusted Diluted EPS” means GAAP diluted income per share adjusted for the following items as they relate to the calculation of net income: acquisition and integration related charges, restructuring and related charges, one-time debt refinancing costs, inventory fair-value adjustments related to acquisitions, discontinued operations, stock-based compensation amortization related to the Spectrum S3B Plan above or below the amounts reflected in the plan targets, and normalizing the consolidated tax rate at 35 percent.

“Return on Assets” means Adjusted Cash Flow, divided by Average Tangible Assets.  For these purposes, “Adjusted Cash Flow” means U.S. GAAP income plus depreciation and amortization adjusted for the following items as they relate to the calculation of net income: acquisition and integration related charges, restructuring and related charges, one-time debt refinancing costs, inventory fair-value adjustments related to acquisitions, discontinued operations, stock-based compensation amortized related to the Spectrum S3B Plan above or below the amounts reflected in the plan targets and normalizing the consolidated tax rate at 35 percent less capital expenditures.

“Average Tangible Assets” means total U.S. GAAP current assets excluding cash and cash equivalents minus total current liabilities excluding current maturities of long term debt, plus net property, plant, and equipment.

Under the plan design, awards are performance based RSUs.  If the above performance criteria are satisfied as of September 30, 2018, then 50% of the award is required to be paid in RSUs or restricted stock within 74 days after the end of Fiscal 2018, and 50% is required to be paid in RSUs or restricted stock which vest one year after the first vesting date, subject to continued employment and any other applicable terms in the underlying award agreement.  All participants, including the Company’s NEOs, are required to retain at least 50% of the shares they receive upon vesting (net of any shares withheld by the Company upon vesting for tax purposes) for one year after vesting.  There are approximately 200 participants in the Spectrum S3B Plan.

In November 2016, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved the following award opportunities under the Spectrum S3B Plan for the Company’s NEOs.

	Value of RSUs or Restricted Stock Granted (in $)
Name	Award at Target	Additional Award at Maximum Overachievement	Total
David M. Maura	$3,000,000	$750,000	$3,750,000
Andreas Rouvé	$3,000,000	$750,000	$3,750,000
Douglas L. Martin	$2,000,000	$500,000	$2,500,000
Nathan E. Fagre	$750,000	$187,500	$937,500
Stacey L. Neu	$500,000	$125,000	$625,000

Equity Incentive Plans

Fiscal 2017 EIP Program

The 2017 EIP program was consistent with the design of our prior years’ EIP programs.  As with prior years, awards under the 2017 EIP for all participants were made in the form of performance-based RSUs, and the award agreements provided that RSUs vested based on the achievement of the performance goals set for the Company for Fiscal 2017.  For the 2017 EIP, the Company performance goals were Adjusted EBITDA and Free Cash Flow, and the targets were as set forth in the Company’s Annual Operating Plan approved by the Board of Directors.  The weighting of these two goals was 50% for Adjusted EBITDA and 50% for Free Cash Flow.  The definitions of Adjusted EBITDA and Free Cash Flow were generally the same as described above for the 2017 MIP.

Under the 2017 EIP, the two performance goals were earned independently of one another.  The achievement of the performance goals for each of our NEOs were measured on a consolidated Company-wide basis.  Acquisitions by the Company are included in the Adjusted EBITDA calculations subject to the negative discretion of the Compensation Committee.

The potential RSUs that could be earned by each participating NEO, for the 50% of the award based on Adjusted EBITDA, expressed as a percentage of that portion of the award amount, ranged from 50% for achievement of the threshold Adjusted EBITDA performance level established by the Compensation Committee of $952.90 million, 100% for achieving the performance goal in full at the target performance level of $982.00 million, and up to a maximum of 135% of the target award if actual performance reached or exceeded the upper achievement threshold of $1,031.10 million.  For the 50% of the award based on Free Cash Flow, the NEOs could achieve 50% of this portion of the award for achievement of the threshold Free Cash Flow performance level of $535.50 million, 100% for achieving the performance goal in full at the target performance level of $586.00 million, and up to a maximum of 135% of the target award if actual performance reached or exceeded the upper achievement threshold of $621.15 million.

The 2017 EIP design had a minimum financial threshold for each of Adjusted EBITDA and Free Cash Flow, set at the level of better than the prior year’s actual performance, below which there was no payout with respect to that objective.  The award agreements for the 2017 EIP provided that if an award was earned for Fiscal 2017, then 50% of the RSUs awarded would vest as soon as practicable after certification of the results by the Compensation Committee, but no later than 74 days following the end of Fiscal 2017, and 50% would vest on the first anniversary of the initial vesting date, subject to continued employment on such anniversary.  Awards for performance between threshold and target levels, and between target and maximum levels, could be earned based on a linear curve between the various levels.  If both applicable threshold performances were not achieved, then no RSUs were earned.  The Compensation Committee also provided in the award agreements for the NEOs that such officers are required to hold at least 25% of the net shares they receive (after any shares withheld by the Company for tax purposes) for at least one year.  In addition, the NEOs, and all other officers at the Vice President level or higher, are subject to the share ownership guidelines discussed below.

The table below reflects for each NEO the RSU award amount, the performance metrics established by the Compensation Committee, the weighting of each performance metric, the percentage of his or her target award achievable pursuant to the performance goals applicable to his or her award, the performance required to achieve the threshold, target, and maximum vesting eligibility based on those performance goals, and the percentage payout factor actually achieved:

Performance Required to be Eligible to Vest – Indicated % of RSUs ($ in millions)
NEO (# of RSUs Awarded)	Performance Metric	Weight (% of Target Award)	Threshold (50%)	Target (100%)	Maximum (135%)	Calculated 2017 Payout Factor (% of Target Bonus)*
David M. Maura (24,726)	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	50% 50%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $621.15	25.00% 50.35%
Andreas Rouvé (24,726)	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	50% 50%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $621.15	25.00% 50.35%
Douglas L. Martin (12,363)	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	50% 50%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $621.15	25.00% 50.35%
Nathan E. Fagre (10,715)	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	50% 50%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $621.15	25.00% 50.35%
Stacey L. Neu (6,181)	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	50% 50%	$952.90 $535.50	$982.00 $586.00	$1,031.10 $621.15	25.00% 50.35%

*  Per the plan’s consistency contingency, the plan’s Free Cash Flow calculated 2017 payout factor of 50.35% requires 0.35% payout above target be held until the Company’s 2018 Free Cash Flow achievement can be certified as achieved at or above 2017 achievement of $586.70 million.

Fiscal 2018 EIP Program

The 2018 EIP program continues to be consistent with the design of our prior years’ EIP programs.  As with prior years, awards under the 2018 EIP for all participants are made in the form of performance-based RSUs, and the award agreements will provide that RSUs will vest based on the achievement of the performance goals set for the Company for Fiscal 2018.  As with prior years, for the 2018 EIP the Company performance goals are Adjusted EBITDA and Free Cash Flow, and the targets are as set forth in the Company’s Annual Operating Plan approved by the Board of Directors.  Also similar to the prior years, there is a lower threshold below which no award is earned for each of the performance goals, and there is an additional award that could be earned based on a specified upper level of achievement.  The weighting of these two goals is 50% for Adjusted EBITDA and 50% for Free Cash Flow.  The definitions of Adjusted EBITDA and Free Cash Flow are the same as described above under the heading “Fiscal 2018 MIP Program,” and the Project Alpha spending will be excluded from the Adjusted EBITDA and Free Cash Flow calculations for Fiscal 2018.

As with prior years, under the 2018 EIP the two performance goals are earned independently of one another.  For the 2018 EIP, the achievement of the performance goals for each of our NEOs is measured on a consolidated Company-wide basis.  Acquisitions by the Company will be included in the Adjusted EBITDA calculations subject to the negative discretion of the Compensation Committee.

With respect to the potential Fiscal 2018 RSUs that may be earned for each of our participating NEOs, for the 50% of the award based on Adjusted EBITDA, expressed as a percentage of that portion of the award amount, range from 50% for achievement of the threshold Adjusted EBITDA performance level established by the Compensation Committee, 100% for achieving the performance goal in full at the target performance level, and up to a maximum of 135% of the target award if actual performance reaches or exceeds the upper achievement threshold.  For the 50% of the award based on Free Cash Flow, the NEOs could achieve 50% of this portion of the award for achievement of the threshold Free Cash Flow performance level, 100% for achieving the performance goal in full at the target performance level, and up to a maximum of 135% of the target award if actual performance reaches or exceeds the upper achievement threshold.

The 2018 EIP design has a minimum financial threshold for each of Adjusted EBITDA and Free Cash Flow, set at the level of better than the prior year’s actual performance, below which there will be no payout with respect to that objective.  The award agreements for the 2018 EIP provide that if an award is earned for Fiscal 2018, then 50% of the RSUs awarded would vest as soon as practicable after certification of the results by the Compensation Committee, but no later than 74 days following the end of Fiscal 2018, and 50% would vest on the first anniversary of the initial vesting date, subject to continued employment on such anniversary.  Performance between threshold and target levels, and between target and maximum levels, would be earned based on a linear curve between the various levels.  If both applicable threshold performances are not achieved, then no RSUs will be earned.  The Compensation Committee also will provide in the award agreements for the participants in the 2018 EIP program that such executives are required to hold at least 25% of the net shares they receive (after any shares withheld by the Company for tax purposes) for at least one year.  In addition, the NEOs, and all other officers at the Vice President level or higher, remain subject to the share ownership guidelines discussed below.

Other Compensation Matters

Stock Ownership Guidelines

The Board of Directors believes that certain of the Company’s officers should own and hold Company common stock to further align their interests with the interests of stockholders and to further promote the Company’s commitment to sound corporate governance.  Therefore, effective January 29, 2013, the Board of Directors, upon the recommendation of the Compensation Committee, established stock ownership guidelines applicable to the Company’s NEOs and all other officers of the Company and its subsidiaries with a level of Vice President or above.

Under the stock ownership guidelines, the applicable officers are expected to achieve the levels of stock ownership indicated below (which equal a dollar value of stock based on a multiple of the officer’s base salary) in the applicable time periods:

Position	$ Value of Stock to be Retained (Multiple of Base Salary)	Years to Achieve
Executive Chairman of the Board of Directors and the Chief Executive Officer	5x Base Salary	2 years
Chief Financial Officer, General Counsel, and Presidents of business units	3x Base Salary	2 years
Senior Vice Presidents	2x Base Salary	3 years
Vice Presidents	1x Base Salary	3 years

The stock ownership levels attained by an officer are based on shares directly owned by the officer, whether through earned and vested RSU or restricted stock grants or open market purchases.  Unvested restricted shares, unvested RSUs, and stock options are not counted toward the ownership goals.  The Compensation Committee reviews, on an annual basis, the progress of the officers in meeting the guidelines, and in some circumstances failure to meet the guidelines by an officer could result in additional retention requirements or other actions by the Compensation Committee.

In addition, all participants, including NEOs, are subject to an additional stock retention requirement requiring them to retain at least 25% of their earned net shares of Company stock (after tax withholding) received under awards granted per the Fiscal 2017 EIP and Fiscal 2018 EIP for one year after date of vesting.  In addition, under the terms of the Spectrum S2B Plan, all participants at the level of Vice President or higher are subject to the 50% stock retention requirement (net of tax withholding) for one year after the date of vesting of awards under that plan.  For the Spectrum S3B Plan, all participants are subject to a 50% stock retention requirement (net of tax withholding) for one year after date of vesting of awards.

Deferral and Post-Termination Benefits

Retirement Benefits.  The Company maintains a 401(k) plan for its employees, including the NEOs.

Supplemental Executive Life Insurance Program.  Each of Messrs. Maura, Rouvé, and Martin participates in a program pursuant to which the Company on behalf of each participant makes an annual contribution on October 1 each year equal to 15% of such participant’s base salary as of that date into a company-owned executive life insurance policy for such participant.  The investment options for each such policy are selected by the insurance provider.

Post-Termination Benefits.  As described above, the Company has entered into agreements with Messrs. Maura, Rouvé, Martin, and Fagre and with Ms. Neu which govern, among other things, post-termination benefits payable to each such NEO should his or her employment with the Company terminate.  A detailed description of the post-termination rights and benefits pursuant to each of the agreements described in this paragraph is set forth under the heading “Termination and Change in Control Provisions” below.

Perquisites and Benefits

The Company provides certain limited perquisites and other benefits to certain executives, including the NEOs.  Among these benefits are financial planning services, tax planning services, car allowances or leased car programs, executive medical exams, and executive life and disability insurance.

Timing and Pricing of Stock-Based Grants

The Company currently does not issue stock options to any officers or employees.  Traditionally, annual grants of restricted stock or RSUs to our NEOs are made on the date or as soon as practical following the date on which such grants are approved by the

Compensation Committee or the Board, or, if the award dictates the achievement of a particular event prior to grant, as soon as practicable after the achievement of such event.  For purposes of valuing awards made under the 2011 Plan, the grant price is the closing sales price of the Company’s common stock on the exchange on which the Company’s shares are listed on the day prior to the grant date.

Tax Treatment of Certain Compensation

Pursuant to Section 162(m) of the Internal Revenue Code, the Company may not be able to deduct certain forms of compensation paid to its Chief Executive Officer and the three other most highly compensated NEOs who remain employed at the end of a fiscal year to the extent such compensation exceeds $1,000,000.  Pursuant to the Tax Cuts and Jobs Act of 2017 signed into law on December 22, 2017, and effective with the Company’s fiscal year ending September 30, 2019, the Company’s Chief Financial Officer’s compensation is also subject to these limitations, and the exception for performance-based compensation awards has been significantly eliminated.  While the Compensation Committee believes that it is generally in the Company’s best interests to satisfy these deductibility requirements, it retains the right to authorize payments in excess of the deductibility limits if it believes it to be in the interests of the Company and its stockholders.  The Company has had in the past, and specifically reserves the right to have in the future, instances where it pays compensation to its executives that exceed the deductibility limits

Tax Payments

The Company provides increases in payments to the NEOs and other management personnel to cover personal income tax due as a result of imputed income in connection with the provision of the following perquisites: company leased car, financial planning and tax planning, executive life and disability insurance, and Company-required relocation.  Beyond these tax payments, the Company does not make any other payments to the NEOs to cover personal income taxes.

Governing Plans

On October 21, 2010, our Board of Directors approved the 2011 Plan, subject to the approval of the stockholders at the 2011 Annual Meeting.  The 2011 Plan was subsequently approved at the 2011 Annual Meeting.  At the 2014 Annual Meeting, our stockholders approved an amendment to the 2011 Plan to increase by 1,000,000 the number of shares of Common Stock available for issuance under the 2011 Plan.  In addition, at the 2017 Annual Meeting, our stockholders approved an amended and restated 2011 Plan which accomplished the following: (i) extended the term of the 2011 Plan until 2027; (ii) increased the aggregate number of shares authorized for issuance under the plan by 1,500,000 shares (for an aggregate of 7,125,676 shares); (iii) permitted the Compensation Committee to continue to grant awards that may qualify as tax-deductible under Section 162(m) of the Code; (iv) established award limitations for non-employee directors; and (v) maintained the plan’s strong governance features.  As of December 31, 2017, we have issued a total of 5,367,129 restricted shares and RSUs under the 2011 Plan, and have remaining authorization under the 2011 Plan to issue up to a total of 1,758,547 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

Compensation Clawback Policy

On January 28, 2016, the Board of Directors adopted a Compensation Clawback Policy setting forth the conditions under which applicable incentive compensation provided by the Company and its subsidiaries to executive officers may be subject to forfeiture, disgorgement, recoupment, or diminution (“clawback”).  The policy provides that the Board of Directors or Compensation Committee shall require the clawback or adjustment of certain incentive-based compensation to the Company in the following circumstances:

•

As required by Section 304 of the Sarbanes Oxley Act of 2002, which generally provides that if the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct with financial reporting requirements under the securities laws, then the CEO and CFO must reimburse the Company for any incentive-based compensation or equity compensation and profits from the sale of the Company’s securities during the 12-month period following initial publication of the financial statements that had been restated;

•

As required by Section 954 of the Dodd-Frank Act and Rule 10D-1 of the Securities Exchange Act of 1934, which generally require that, in the event the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the securities laws, the Company may recover from any of its current or former executive officers who received incentive compensation, including stock options, during the three-year period preceding the date on which the Company is required to prepare a restatement based on the erroneous financial reporting, any amount that exceeds what would have been paid to the executive officer after giving effect to the restatement; and

•	As required by any other applicable law, regulation, or regulatory requirement.

Additionally, the Board of Directors or Compensation Committee in their discretion may require that any executive officer who has been awarded incentive-based compensation shall forfeit, disgorge, return, or adjust such compensation in the following circumstances:

•

If the Company suffers significant financial loss, reputational damage, or similar adverse impact as a result of actions taken or decisions made by the executive officer in circumstances constituting illegal or intentionally wrongful conduct or gross negligence; or

•

If the executive officer is awarded or is paid out under the Company’s EIP, and any successor plan, the Company’s MIP, or any other incentive compensation plan of the Company on the basis of a material misstatement of financial calculations or information, or if events coming to light after the award disclose a material misstatement which would have significantly reduced the amount of the award or payout if known at the time of the award or payout.

The awards and incentive compensation subject to clawback under the policy include vested and unvested equity awards, shares acquired upon vesting or lapse of restrictions, short- and long-term incentive bonuses and similar compensation, discretionary bonuses, and any other awards or compensation under the Company’s EIP, MIP, S2B Plan, S3B Plan, and any other incentive compensation plan of the Company.  Any clawback under the policy may, in the discretion of the Board of Directors or Compensation Committee, be effectuated through the reduction, forfeiture, or cancellation of awards, the return of paid-out cash or exercised or released shares, adjustments to future incentive compensation opportunities, or in such other manner as the Board of Directors and Compensation Committee determine to be appropriate, except as otherwise required by law.  In April 2017, this clawback policy was expanded beyond executive officers to cover a broader group of international managerial level employees.

In addition, under the 2011 Plan, any equity award agreement granted may be cancelled by the Compensation Committee in its sole discretion, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation, or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or adverse to the interests of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in, as determined by the Compensation Committee in its sole discretion.  The Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award, and must repay the gain to the Company, in each case except as prohibited by applicable law, if (a) the participant engages in any activity referred to in the preceding sentence, or (b) the amount of any such gain is in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations, or other administrative error).  Additionally, awards are subject to claw-back, forfeiture, or similar requirements to the extent required by applicable law (including without limitation Section 302 of the Sarbanes-Oxley Act and Section 954 of the Dodd Frank Act).  All equity awards that have been granted under the 2011 Plan to date include such provisions.

Executive Compensation Tables

The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2017, Fiscal 2016, and Fiscal 2015 by the Company’s NEOs.  For 2015, the Stock Awards for the NEOs include the 2015 EIP awards and the Spectrum S2B Plan awards.  For 2016, the Stock Awards for the NEOs include the 2016 EIP awards.  For 2017, the Stock Awards for the NEOs include the 2017 EIP awards and the Spectrum S3B Plan awards.

Summary Compensation Table for Fiscal Year 2017

Name andPrincipal Position(1)	Year	Salary	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
David M. Maura Executive Chairman of the Board of Directors	2017 2016	$700,000 $490,000	$6,000,011 $9,000,026	$549,784 $1,243,112	$326,273 $449,359	$7,576,068 $11,182,497
Andreas Rouvé Chief Executive Officer and President	2017 2016 2015	$735,000 $735,000 $571,339	$6,000,011 $3,000,035 $5,872,199	$577,274 $1,308,943 $639,354	$272,964 $701,910 $126,621	$7,585,249 $5,745,888 $7,209,513
Douglas L. Martin Executive Vice President and Chief Financial Officer	2017 2016 2015	$550,000 $550,000 $550,688	$3,500,007 $1,499,968 $3,415,730	$311,021 $705,227 $523,364	$189,391 $189,798 $142,594	$4,550,419 $2,944,992 $4,632,376
Nathan E. Fagre Senior Vice President, General Counsel and Secretary	2017 2016 2015	$375,000 $375,000 $375,016	$2,049,992 $1,299,979 $1,976,937	$141,373 $320,558 $237,893	$101,826 $122,321 $83,074	$2,668,191 $2,117,858 $2,672,920
Stacey L. Neu Senior Vice President of Human Resources	2017 2016 2015	$275,000 $272,916 $250,000	$1,249,942 $750,033 $1,107,821	$103,674 $233,295 $158,595	$46,377 $39,290 $27,426	$1,674,993 $1,295,533 $1,543,842

(1)Titles included in this column are as of September 30, 2017.

(2)For Fiscal 2017, this column reflects grants of performance-based restricted stock units under the 2017 EIP, and grants under the Spectrum S3B Plan.  For Fiscal 2016, this column reflects grants of performance-based restricted stock units under the 2016 EIP.  For Fiscal 2015, this column reflects grants of performance-based restricted stock units under the 2015 EIP, and grants under the Spectrum S2B Plan.  This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718.  For a discussion of the relevant ASC 718 valuation assumptions, see Note 2, Significant Accounting Policies and Practices, of the Notes to Consolidated Financial Statements, included in the Company’s Annual Report on Form 10-K for Fiscal 2017.  The performance-based restricted stock unit awards are subject to performance conditions and the values listed in this column with respect to such awards are based on the probable outcome of such conditions at target as of the grant date.  If the conditions for the highest level of performance are achieved, the value of the awards would be as follows: Mr. Maura (2017 – $7,800,000; and 2016 – $4,050,000); Mr. Rouvé (2017 – $7,800,000; 2016 – $4,050,000; and 2015 – $8,608,323); Mr. Martin (2017 – $4,525,000; 2016 – $2,025,000; and 2015 – $4,865,025); Mr. Fagre (2017 – $2,692,500; 2016 – $1,755,000; and 2015 – $2,767,480); and Ms. Neu (2017 – $1,637,500; 2016 – $1,012,500; and 2015 – $1,552,450).  At the lowest level of performance, the performance-based restricted stock unit awards are forfeited.

(3)For Fiscal 2017, 2016, and 2015, this column represents amounts earned under the Company’s 2017, 2016, and 2015 MIP, as applicable.  For additional detail on the 2017 MIP and the determination of the cash awards thereunder, please refer to the discussion under the headings “Management Incentive Plan” and the table entitled “Grants of Plan-Based Awards Table for Fiscal Year 2017” and its accompanying footnotes.  The cash incentive awards payable under the 2017 and 2016 MIP for the NEOs were settled in shares of common stock in lieu of cash on November 25, 2016 and December 8, 2017, respectively, as follows: Mr. Maura – 9,594 shares for the 2016 MIP and 4,786 shares for the 2017 MIP; Mr. Rouvé – 10,101 shares for the 2016 MIP and 5,025 shares for the 2017 MIP; Mr. Martin – 5,442 shares for the 2016 MIP and 2,707 shares for the 2017 MIP; Mr. Fagre – 2,474 shares for the 2016 MIP and 1,231 shares for the 2017 MIP; and Ms. Neu – 1,800 shares for the 2016 MIP and 902 shares for the 2017 MIP.

(4)Please see the following tables for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table for Fiscal Year 2017

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executive’s Behalf(1	Car Allowance/ Personal Use of Company Car(2	Tax Equalization Payments(3)	Company Contributions to Executive’s Qualified Retirement Plan(4)	Company Contributions to Executive’s Supplemental Life Insurance Policy	Relocation Bonus	Dividends(5)	Total
David M. Maura	$30,000	$4,139	$24,000	$22,004	$10,500	$77,000	–	$158,630	$326,273
Andreas Rouvé	$30,000	$15,876	$15,250	$32,914	$9,000	$110,250	$1,621	$58,053	$272,964
Douglas L. Martin	$20,000	$9,265	$15,250	$23,549	$9,000	$82,500	$122	$29,705	$189,391
Nathan E. Fagre	$20,000	$8,204	$14,250	$24,443	$9,188	–	–	$25,742	$101,826
Stacey L. Neu	–	$1,769	$14,250	$9,087	$6,417	–	–	$14,854	$46,377

(1)The amount represents the life insurance premium paid for the fiscal year.  The Company provides life insurance coverage equal to three times base salary for each executive officer.

(2)The Company sponsors a leased car and car allowance program.  Under the leased car program, costs associated with using the vehicle are also provided.  These include maintenance, insurance, and license and registration.  Under the car allowance program, the executive receives a fixed monthly allowance.  Mr. Rouvé, Mr. Martin, Mr. Fagre, and Ms. Neu participated in the leased car program.  Mr. Maura received up to $2,000 per month for a car allowance.

(3)Includes tax payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, and executive leased car program.

(4)Represents amounts contributed under the Company-sponsored 401(k) retirement plan.

(5)Dividends paid on RSUs held by NEOs which were not factored into the grant date fair value of the RSUs.

Grants of Plan Based Awards

The following table and footnotes provide information with respect to equity grants made to the NEOs indicated in the table during Fiscal 2017 as well as the range of future payouts under non-equity incentive plans for the NEOs indicated.

Grants of Plan-Based Awards Table for Fiscal Year 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value of Stock and Option Awards(4)
David M. Maura	10/01/2016(1)	$218,750	$875,000	$2,187,500
	12/15/2016(2)				6,182	24,726	33,380	$2,951,790
	12/15/2016(3)				12,363	24,726	30.908	$2,951,790
Andreas Rouvé	10/01/2016(1)	$229,688	$918,750	$2,296,875
	12/15/2016(2)				6,182	24,726	33,380	$2,951,790
	12/15/2016(3)				12,363	24,726	30.908	$2,951,790
Douglas L. Martin	10/01/2016(1)	$123,750	$495,000	$990,000
	12/15/2016(2)				6,182	24,726	33,380	$2,951,790
	12/15/2016(2)				12,363	24,726	30.908	$2,951,790
Nathan E. Fagre	10/01/2016(1)	$56,250	$225,000	$450,000
	12/15/2016(3)				2,679	10,715	14,465	$1,279,157
	12/15/2016(3)				3,091	6,181	7,726	$737,888
Stacey L. Neu	10/01/2016(1)	$41,250	$165,000	$330,000
	12/15/2016(3)				1,545	6,181	8,344	$737,888
	12/15/2016(3)				2,061	4,121	5,151	$491,965

(1)

Represents the threshold, target, and maximum payouts under the Company’s 2017 MIP.  The actual amounts earned under the plan for Fiscal 2017 are disclosed in the Summary Compensation Table above as part of the column entitled “Non-Equity Incentive Plan Compensation.”  For Messrs. Maura and Rouvé the maximum payouts for the disclosed awards are equal to 250% of target.  For Messrs. Martin and Fagre and for Ms. Neu the maximum payouts for the disclosed awards are equal to 200% of target.

(2)

The amounts represent the threshold, target, and maximum payouts, denominated in the number of shares of stock, in respect of performance-based RSUs granted under the Company’s 2017 EIP.  See “Compensation Discussion and Analysis – Equity Incentive Plans – Fiscal 2017 EIP Program” for a discussion of the performance measures applicable to the grants.

(3)

The amounts represent the threshold, target, and maximum payouts, denominated in the number of shares of stock, in respect of performance-based RSUs granted under the Company’s S3B Plan.  See “Compensation Discussion and Analysis – Equity Incentive Plans – Spectrum S3B Plan” for a discussion of the performance measures applicable to the grants.

(4)

Except as otherwise noted, reflects the value at the grant date based upon the probable outcome of the relevant performance conditions at target.  This amount is consistent with the estimate of aggregate compensation costs to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of any estimated forfeitures.

We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this Form 10-K/A as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the Summary Compensation Table, All Other Compensation Table for Fiscal Year 2017, and Grants of Plan-Based Awards Table for Fiscal Year 2017.

Outstanding Equity Awards at Fiscal Year End

The following table and footnotes set forth information regarding outstanding restricted stock and restricted stock unit awards as of September 30, 2017 for the NEOs.  The market value of shares that have not vested was determined by multiplying $105.92, the closing market price of the Company’s stock on September 29, 2017, the last trading day of Fiscal 2017, by the number of shares.

Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
David M. Maura	33,019(1)	$3,497,372	56,143(2)	$5,946,667
Andreas Rouvé	31,665(3)	$3,353,904	55,940(4)	$5,925,165
Douglas L. Martin	17,975(5)	$1,903,912	32,091(6)	$3,399,079
Nathan E. Fagre	10,317(7)	$1,092,748	19,707(8)	$2,087,365
Stacey L. Neu	5,792(9)	$613,475	11,924(10)	$1,262,990

(1)Represents 16,678 performance-based RSUs granted to Mr. Maura pursuant to the Company’s 2016 EIP, and 16,341 performance-based RSUs granted pursuant to the Spectrum S2B Plan.  The RSUs granted to Mr. Maura under the 2016 EIP vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.  The RSUs granted to Mr. Maura under the Spectrum S2B Plan vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.

(2)Represents 24,726 performance-based RSUs granted to Mr. Maura pursuant to the Company’s 2017 EIP, 6,691 performance-based RSUs granted pursuant to the Company’s 2016 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 24,726 performance-based RSUs granted pursuant to the Spectrum S3B Plan.  The RSUs granted to Mr. Maura under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% (plus any over-achievement upside) will vest on December 1, 2018, subject to continued employment on that date.  If the performance criteria under the Spectrum S3B plan are satisfied as of September 30, 2018, the RSUs granted to Mr. Maura under the Spectrum S3B Plan will vest as follows: 50% of the award will vest on December 1, 2018, and the remaining 50% will vest on December 1, 2019, subject to continued employment on that date.  The RSUs granted to Mr. Maura under the 2016 EIP relating to the over-achievement upside vested on December 1, 2017.

(3)Represents 15,324 performance-based RSUs granted to Mr. Rouvé pursuant to the Company’s 2016 EIP, and 16,341 performance-based RSUs granted pursuant to the Spectrum S2B Plan.  The RSUs granted to Mr. Rouvé under the 2016 EIP vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.  The RSUs granted to Mr. Rouvé under the Spectrum S2B Plan vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.

(4)Represents 24,726 performance-based RSUs granted to Mr. Rouvé pursuant to the Company’s 2017 EIP, 6,488 performance-based RSUs granted pursuant to the Company’s 2016 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 24,726 performance-based RSUs granted pursuant to the Spectrum S3B Plan.  The RSUs granted to Mr. Rouvé under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% (plus any over-achievement upside) will vest on December 1, 2018, subject to continued employment on that date.  If the performance criteria under the Spectrum S3B Plan are satisfied as of September 30, 2018, the RSUs granted to Mr. Rouvé under the Spectrum S3B Plan will vest as follows: 50% of the award will vest on December 1, 2018, and the remaining 50% will vest on December 1, 2019, subject to continued employment on that date.  The RSUs granted to Mr. Rouvé under the 2016 EIP relating to the over-achievement upside vested on December 1, 2017.

(5)Represents 7,662 performance-based RSUs granted to Mr. Martin pursuant to the Company’s 2016 EIP, and 10,313 performance-based RSUs granted pursuant to the Spectrum S2B Plan.  The RSUs granted to Mr. Martin under the 2016 EIP vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.  The RSUs granted to Mr. Martin under the Spectrum S2B Plan vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.

(6)Represents 12,363 performance-based RSUs granted to Mr. Martin pursuant to the Company’s 2017 EIP, 3,244 performance-based RSUs granted pursuant to the Company’s 2016 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 16,484 performance-based RSUs granted pursuant to the Spectrum S3B Plan.  The RSUs granted to Mr. Martin under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% (plus any over-achievement upside) will vest on December 1, 2018, subject to continued employment on that date.  If the performance criteria under the Spectrum S3B Plan are satisfied as of September 30, 2018, the RSUs granted to Mr. Martin under the Spectrum S3B Plan will vest as follows: 50% of the award will vest on December 1, 2018, and the remaining 50% will vest on December 1, 2019, subject to continued employment on that date.  The RSUs granted to Mr. Martin under the 2016 EIP relating to the over-achievement upside vested on December 1, 2017.

(7)Represents 6,640 performance-based RSUs granted to Mr. Fagre pursuant to the Company’s 2016 EIP, and 3,677 performance-based RSUs granted pursuant to the Spectrum S2B Plan.  The RSUs granted to Mr. Fagre under the 2016 EIP vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.  The RSUs granted to Mr. Fagre under the Spectrum S2B Plan vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.

(8)Represents 10,715 performance-based RSUs granted to Mr. Fagre pursuant to the Company’s 2017 EIP, 2,811 performance-based RSUs granted pursuant to the Company’s 2016 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 6,181 performance-based RSUs granted pursuant to the Spectrum S3B Plan.  The RSUs granted to Mr. Fagre under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% (plus any over-achievement upside) will vest on December 1, 2018, subject to continued employment on that date.  If the performance criteria under the Spectrum S3B Plan are satisfied as of September 30, 2018, the RSUs granted to Mr. Fagre under the Spectrum S3B Plan will vest as follows: 50% of the award will vest on December 1, 2018, and the remaining 50% will vest on December 1, 2019, subject to continued employment on that date.  The RSUs granted to Mr. Fagre under the 2016 EIP relating to the over-achievement upside vested on December 1, 2017.

(9)Represents 3,831 performance-based RSUs granted to Ms. Neu pursuant to the Company’s 2016 EIP, and 1,961 performance-based RSUs granted pursuant to the Spectrum S2B Plan.  The RSUs granted to Ms. Neu under the 2016 EIP vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.  The RSUs granted to Ms. Neu under the Spectrum S2B Plan vest as follows: 50% of the award vested on December 1, 2016, and the remaining 50% vested on December 1, 2017.

(10)Represents 6,181 performance-based RSUs granted to Ms. Neu pursuant to the Company’s 2017 EIP, 1,622 performance-based RSUs granted pursuant to the Company’s 2016 EIP for reaching or exceeding the upper achievement thresholds for the performance goals, and 4,121 performance-based RSUs granted pursuant to the Spectrum S3B Plan.  The RSUs granted to Ms. Neu under the 2017 EIP vest as follows: 50% of the award vested on December 1, 2017, and the remaining 50% (plus any over-achievement upside) will vest on December 1, 2018, subject to continued employment on that date.  If the performance criteria under the Spectrum S3B Plan are satisfied as of September 30, 2018, the RSUs granted to Ms. Neu under the Spectrum S3B Plan will vest as follows: 50% of the award will vest on December 1, 2018, and the remaining 50% will vest on December 1, 2019, subject to continued employment on that date.  The RSUs granted to Ms. Neu under the 2016 EIP relating to the over-achievement upside vested on December 1, 2017.

Option Exercises and Stock Vested

The following table and footnotes provide information regarding stock vesting during Fiscal 2017 for the NEOs.  No options were outstanding during Fiscal 2017

Stock Vesting Information for Fiscal Year 2017

Name	Number of Shares Acquired on Vesting	Value Realized On Vesting
David M. Maura	98,713	$11,197,182(1)
Andreas Rouvé	59,057	$6,832,096(2)
Douglas L. Martin	31,940	$3,694,867(3)
Nathan E. Fagre	20,177	$2,326,800(4)
Stacey L. Neu	11,854	$1,369,623(5)

(1)

The amount for Mr. Maura in this column represents the value realized upon the vesting of 1,100 RSUs on October 1, 2016, 59,594 RSUs on November 25, 2016, and 33,019 RSUs on December 1, 2016.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $137.69 on October 1, 2016, $121.97 on November 25, 2016, and $114.39 on December 1, 2016.

(2)

The amount for Mr. Rouvé in this column represents the value realized upon the vesting of 10,101 RSUs on November 25, 2016 and 48,956 RSUs on December 1, 2016.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $121.97 on November 25, 2016 and $114.39 on December 1, 2016.

(3)

The amount for Mr. Martin in this column represents the value realized upon the vesting of 5,442 RSUs on November 25, 2016 and 26,498 RSUs on December 1, 2016.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $121.97 on November 25, 2016 and $114.39 on December 1, 2016.

(4)

The amount for Mr. Fagre in this column represents the value realized upon the vesting of 2,474 RSUs on November 25, 2016 and 17,703 RSUs on December 1, 2016.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $121.97 on November 25, 2016 and $114.39 on December 1, 2016.

(5)

The amount for Ms. Neu in this column represents the value realized upon the vesting of 1,800 RSUs on November 25, 2016 and 10,054 RSUs on December 1, 2016.  The value was computed by multiplying the number of shares vested by the closing price per share of the Company’s common stock on each such vesting date, which was $121.97 on November 25, 2016 and $114.39 on December 1, 2016.

Pension Benefits

None of our NEOs, with the exception detailed below, participated in any Company pension plans during or as of the end of Fiscal 2017.  Mr. Rouvé is entitled to receive certain pension payments under a Pension Agreement between Mr. Rouvé and VARTA Geratebatterie GmbH dated May 17, 1989 as supplemented on July 1, 1999.  The Company’s subsidiary, Rayovac Europe, has assumed the obligations of this agreement.  For a description of this pension agreement and the payments to Mr. Rouvé thereunder, see “– Executive-Specific Provisions – Andreas Rouvé” below, which description is incorporated by reference herein.

Non-Qualified Deferred Compensation

None of our NEOs participated in any Company non-qualified deferred compensation programs during or as of the end of Fiscal 2017.

Termination and Change in Control Provisions

Awards under the 2011 Plan.  During Fiscal 2015, 2016, and 2017 each current NEO received RSU awards under the 2011 Plan made pursuant to the Company’s incentive programs.  Each of these is governed by the 2011 Plan and, as such, contain provisions triggered by a change in control of the Company.  For purposes of these incentive plans, change in control generally means the occurrence of any of the following events:

(i)	the acquisition, by any individual, entity or group of beneficial ownership of more than 50% of the combined voting power of the Company’s then outstanding securities;

(ii)

individuals who constituted the Board of Directors at the effective time of the plan and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of the Board;

(iii)

consummation of a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other entity, other than (A) a merger or consolidation which results in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no individual, entity or group is or becomes the beneficial owner, directly or indirectly, of voting securities of the Company (not including in the securities beneficially owned by such individual, entity or group any securities acquired directly from the Company or any of its direct or indirect subsidiaries) representing 50% or more of the combined voting power of the Company’s then outstanding voting securities or (C) a merger or consolidation affecting the Company as a result of which a Designated Holder owns after such transaction more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or

(iv)

approval by the stockholders of the Company of either a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the assets of the Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

Provided that, in each case, it shall not be a change in control if, immediately following the occurrence of the event described above (i) the record holders of the common stock of the Company immediately prior to the event continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following the event, or (ii) the Harbinger Master Fund, the Harbinger Special Situations Fund, HRG, and their respective affiliates and subsidiaries beneficially own, directly or indirectly, more than 50% of the combined voting power of the Company or any successor.

In general, in the event a change in control occurs, the Board of Directors may, in its sole discretion, provide that, with respect to any particular outstanding awards:

(i)	all stock options and stock appreciation rights outstanding as of immediately prior to the change in control will become immediately exercisable;

(ii)

the restricted period shall expire immediately prior to the change in control with respect to up to 100 percent of the then-outstanding shares of restricted stock or RSUs (including, without limitation, a waiver of any applicable performance goals);

(iii)

all incomplete performance periods in effect on the date the change in control occurs shall end on that date, and the Compensation Committee may (i) determine the extent to which performance goals with respect to each such performance period have been met based on such audited or unaudited financial information or other information then available it deems relevant and (ii) cause the participant to receive partial or full payment of awards for each such performance period based upon the Compensation Committee’s determination of the degree of attainment of such performance goals, or assuming that the applicable “target” levels of performance have been attained or on such other basis determined by the Compensation Committee; and

(iv)	any awards previously deferred shall be settled as soon as practicable.

Executive Specific Provisions

As discussed under the heading “Current Employment and Severance Agreements,” each of the continuing NEOs are parties to continuing employment or other written agreements with the Company that govern various aspects of the employment relationship, including the rights and obligations of the parties upon termination of that employment relationship.  Set forth below is a brief description of the provisions of those agreements with respect to a termination of employment and/or in the event of a change in control (as defined in the 2011 Plan).  The employment agreements with Mr. Rouvé and Martin, and the severance agreements with Mr. Fagre and Ms. Neu, were amended and restated effective December 15, 2016 in order to harmonize the change in control treatment applicable to each executive and to make such provisions consistent with those set forth in Mr. Maura’s employment agreement.  Accordingly, all named executive officers now have “double-trigger” change in control provisions, including Mr. Martin who formerly had a “single-trigger” provision.

David M. Maura

The Maura Employment Agreement contains the following provisions applicable upon the termination of Mr. Maura’s employment with the Company and/or in the event of a change in control of the Company.

Termination with Cause or Voluntary Termination by the Executive (other than for Good Reason).  In the event that Mr. Maura is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Maura’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Maura is entitled to no further compensation under his employment agreement.  Notwithstanding this, Mr. Maura would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would pay to Mr. Maura accrued pay and benefits.

Termination without Cause, for Good Reason, Death or Disability, Upon a Change in Control, or Upon Non-Renewal.  If the employment of Mr. Maura with the Company is terminated by the Company without “cause,” by Mr. Maura for “good reason,” is terminated due to Mr. Maura’s death or disability, or upon a Company initiated non-renewal of the employment agreement, Mr. Maura is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Maura’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  In such event the Company will:

•

pay Mr. Maura (i) a cash payment equal to 1.5 times his base salary in effect immediately prior to his termination, plus (ii) a cash payment equal to 1.0 times his target annual MIP bonus of 125% of his then-current base salary, each payable ratably on a monthly basis over the 18-month period immediately following his termination;

•

pay Mr. Maura the pro rata portion, in cash, of the annual MIP bonus (if any) he would have earned for the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Maura for such fiscal year if his employment had not terminated;

•

for the 18-month period immediately following such termination, arrange to provide Mr. Maura and his dependents with medical insurance coverage and other employee benefits on a basis substantially similar to those provided to Mr. Maura and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Maura or the Company than the cost to Mr. Maura and the Company immediately prior to such date;

•	payment of accrued vacation time pursuant to Company policy; and
•	all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.

If, however, Mr. Maura’s employment is terminated by the Company without “cause,” by Mr. Maura for “good reason,” or due to a “change in control” (as defined in the 2011 Plan) during the initial term of the employment agreement, then instead of the payment in clause (i) of the first bullet-point above, he will receive a cash payment equal to the greater of (x) a cash amount equal to 1.5 times his base salary, or (y) a cash amount equal to his monthly base salary times the number of months remaining in the initial term, with a pro rata amount being calculated for any partial month in that time period.

If Mr. Maura’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Mr. Maura for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control, then Mr. Maura will receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards will vest in full (at the target level).

For Mr. Maura, “good reason” is defined, in general, subject to notification and cure rights as described above under the heading “Use of Employment Agreements,” as, the occurrence of any of the following events without Mr. Maura’s consent:

•	any material reduction in Mr. Maura’s annual base salary or target MIP bonus opportunity then in effect;
•

the required relocation of Mr. Maura’s office at which he is principally employed as of January 20, 2016 to a location more than 50 miles from such office, or the requirement by the Company that Mr. Maura be based at a location other than such office on an extended basis, except for required business travel;

•	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Maura’s responsibilities, authorities, powers, functions, or duties;
•	a breach by the Company of any of its other material obligations under the Maura Employment Agreement; or
•	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Maura Employment Agreement.

For Mr. Maura, “cause” is defined, in general, subject to notification and cure rights as described above in “Use of Employment Agreements,” as the occurrence of any of the following events: (i) the commission by Mr. Maura of any deliberate and premeditated act taken by Mr. Maura in bad faith against the interests of the Company that causes or is reasonably anticipated to cause material harm to the Company; (ii) Mr. Maura has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty, or misappropriation of the property of the Company that causes or is reasonably anticipated to cause material harm to the Company; (iii) the habitual drug addiction or intoxication of Mr. Maura which negatively impacts his job performance or Mr. Maura’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Maura to perform his duties as set forth in the employment agreement or the willful failure or refusal to follow the direction of the Board of Directors; or (v) Mr. Maura materially breaches any of the terms of the Maura Employment Agreement or any other agreement between himself and the Company and the breach is not cured within 30 calendar days after written notice from the Company.

The above benefits will cease immediately upon the discovery by the Company of Mr. Maura’s breach of the non-compete and non-solicitation provisions or the secret processes and confidentiality provisions included in his employment agreement.  The Maura Employment Agreement includes non-competition and non-solicitation provisions that extend for 18 months following Mr. Maura’s termination, and confidentiality provisions that extend for seven years following Mr. Maura’s termination.

Andreas Rouvé

The Rouvé Employment Agreement contains the following provisions applicable upon the termination of Mr. Rouvé’s employment with the Company.

Termination with Cause or Voluntary Termination by the Executive (other than for Good Reason).  In the event that Mr. Rouvé is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Rouvé’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Rouvé is entitled to no further compensation under his employment agreement.  Notwithstanding this, Mr. Rouvé would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would pay to Mr. Rouvé accrued pay and benefits.

Termination without Cause, for Good Reason, Death, or Disability.  If the employment of Mr. Rouvé with the Company is terminated by the Company without “cause,” by Mr. Rouvé for “good reason,” or is terminated due to Mr. Rouvé’s death or disability, Mr. Rouvé is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Rouvé’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  In such event the Company will:

•

pay Mr. Rouvé a cash payment equal to 1.5 times his base salary, and a cash payment equal to 1x the target annual MIP bonus of 125% of Mr. Rouvé’s then current base salary, each payable ratably on a monthly basis over the 18-month period following termination;

•	pay Mr. Rouvé a pro rata portion, in cash, of the annual MIP bonus Mr. Rouvé would have earned for the fiscal year in which termination occurs if his employment had not ceased;
•	provide medical insurance coverage and certain other employee benefits for Mr. Rouvé and his dependents for the 18-month period following termination;
•	pay Mr. Rouvé his accrued vacation time pursuant to Company policy; and
•	all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.

For Mr. Rouvé, “good reason” is defined, in general, subject to notification and cure rights as described above under the heading “Use of Employment Agreements,” as the occurrence of any of the following events without Mr. Rouvé’s consent:

•	any reduction in Mr. Rouvé’s base salary or target MIP bonus opportunity then in effect;
•

the relocation of the Company’s office at which he is principally employed as of April 1, 2015 to a location more than 50 miles from such office, or the requirement by the Company that Mr. Rouvé be based at an office other than the Company’s office at such location on an extended basis, except for required business travel;

•	a substantial diminution or other substantive adverse change in the nature or scope of his responsibilities, authorities, powers, functions, or duties;
•	a breach by the Company of any of its material obligations under the Rouvé Employment Agreement; or
•	the failure of the Company to obtain the agreement for any successor to the Company to assume and agree to perform the Rouvé Employment Agreement.

For Mr. Rouvé, “cause” is defined, in general, subject to notification and cure rights as described above in “Use of Employment Agreements,” as the occurrence of any of the following events: (i) the commission by Mr. Rouvé of any deliberate and premeditated act taken by Mr. Rouvé in bad faith against the interests of the Company that causes or is reasonably anticipated to cause material harm to the Company; (ii) Mr. Rouvé has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty, or misappropriation of the property of the Company that causes or is reasonably anticipated to cause material harm to the Company; (iii) the habitual drug addiction or intoxication of Mr. Rouvé which negatively impacts his job performance or Mr. Rouvé’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr.

Rouvé to perform his duties as set forth in the employment agreement or the willful failure or refusal to follow the direction of the Board of Directors, provided such failure or refusal continues after 30 calendar days of the receipt of written notice from the Board of such failure or refusal; or (v) Mr. Rouvé materially breaches any of the terms of the Rouvé Employment Agreement.

If Mr. Rouvé’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Mr. Rouvé for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control, then Mr. Rouvé will receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards will vest in full (at the target level).

The above benefits will cease immediately upon the discovery by the Company of Mr. Rouvé’s breach of the non-compete and non-solicitation provisions or the secret processes and confidentiality provisions included in his employment agreement.  The Rouvé Employment Agreement includes non-competition and non-solicitation provisions that extend for 18 months following Mr. Rouvé’s termination, and confidentiality provisions that extend for seven years following Mr. Rouvé’s termination.  In addition, Mr. Rouvé’s agreement provides that he shall not be required to seek other employment or otherwise attempt to reduce the benefits payable to him during the severance payment period, and there shall be no reduction or offset of such payments following Mr. Rouvé’s obtaining of any other employment during such period.

The Company’s subsidiary, Rayovac Europe, also assumed the obligations of the Pension Agreement between Mr. Rouvé and VARTA Geratebatterie GmbH dated May 17, 1989 as supplemented on July 1, 1999 (the “Rouvé Pension Agreement”).  Under the Rouvé Pension Agreement, pension payments will be paid to Mr. Rouvé upon permanent disablement, reaching 65 years of life or earlier retirement at the requirement of the Company.  Pension pay will be $20,081 (€17,895) per year.  In the case of resignation or termination the acquired pension benefit is nonlapsable.  The pension plan is based on accruals during the employment period of Mr. Rouvé, for which Rayovac Europe makes all contributions to the accrual.  As of September 30, 2017 the accrual for Mr. Rouvé’s pension plan equaled $301,732 (€255,402).  Rayovac Europe’s negative allocation to the accrual amount for Fiscal 2017 was $18,791 (€15,906).  Every three years after retirement the current pay will be increased according to the Employers’ Retirement Benefits Law (Betriebsrentengesetz).  All amounts in this paragraph for Mr. Rouvé were denominated in Euros and converted to U.S. dollars at the rate of $1.1814 per Euro, which was the published rate from the OANDA Corporation currency database as of September 30, 2017.

Douglas L. Martin

The Martin Employment Agreement contains the following provisions applicable upon the termination of Mr. Martin’s employment with the Company and/or in the event of a change in control of the Company.

Termination with Cause or Voluntary Termination by the Executive (other than for Good Reason).  In the event that Mr. Martin is terminated with “cause” or terminates his employment voluntarily, other than for “good reason,” Mr. Martin’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Martin is entitled to no further compensation under his employment agreement.  Notwithstanding this, Mr. Martin would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would pay to Mr. Martin accrued pay and benefits.

Termination without Cause, for Good Reason, Death, or Disability, or Upon a Change in Control.  If the employment of Mr. Martin with the Company is terminated by the Company without “cause,” by Mr. Martin for “good reason,” or is terminated due to Mr. Martin’s death or disability, Mr. Martin is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company and Mr. Martin’s compliance with the non-competition and confidentiality restrictions set forth in his employment agreement.  In such event the Company will:

•

pay Mr. Martin (i) 1.5 times his base salary in effect immediately prior to his termination, plus (ii) 1.0 times his target annual bonus award for the fiscal year in which such termination occurs, ratably over the 18-month period immediately following his termination;

•

pay Mr. Martin the pro rata portion of the annual bonus (if any) he would have earned by him pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs if his employment had not ceased, to be paid at the same time such bonus would have been paid to Mr. Martin for such fiscal year if his employment had not terminated;

•

for the 18-month period immediately following such termination, arrange to provide Mr. Martin and his dependents with insurance and other benefits on a basis substantially similar to those provided to Mr. Martin and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Martin or the Company than the cost to Mr. Martin and the Company immediately prior to such date;

•	pay Mr. Martin his accrued vacation time pursuant to Company policy; and
•	all unvested outstanding time-based equity awards will promptly vest as provided in the applicable equity award agreements.

For Mr. Martin, “good reason” is defined, in general, subject to notification and cure rights as described above under the heading “Use of Employment Agreements,” as, the occurrence of any of the following events without Mr. Martin’s consent:

•	any material reduction in Mr. Martin’s annual base salary;
•

the required relocation of Mr. Martin’s place of principal employment to a location more than 50 miles from Mr. Martin’s current office, or the requirement by the Company that Mr. Martin be based at an office other than his current office on an extended basis;

•	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Martin’s responsibilities, authorities, powers, functions, or duties;
•	a breach by the Company of any of its other material obligations under the Martin Employment Agreement; or
•	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Martin Employment Agreement.

For Mr. Martin, “cause” is defined, in general, subject to notification and cure rights as described above in “Use of Employment Agreements,” as the occurrence of any of the following events: (i) the commission by Mr. Martin of any deliberate and premeditated act taken by Mr. Martin in bad faith against the interests of the Company; (ii) Mr. Martin has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company; (iii) the habitual drug addiction or intoxication of Mr. Martin which negatively impacts his job performance or Mr. Martin’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Martin to perform his duties as set forth in the employment agreement or the willful failure or refusal to follow the direction of the Chief Executive Officer or the Board of Directors; or (v) Mr. Martin materially breaches any of the terms of the Martin Employment Agreement.

If Mr. Martin’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Mr. Martin for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control, then Mr. Martin will receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards will vest in full (at the target level).

The above benefits will cease immediately upon the discovery by the Company of Mr. Martin’s breach of the non-compete and non-solicitation provisions or the secret processes and confidentiality provisions included in his employment agreement.  The Martin Employment Agreement includes non-competition and non-solicitation provisions that extend for 18 months following Mr. Martin’s termination, and confidentiality provisions that extend for seven years following Mr. Martin’s termination.  In addition, Mr. Martin’s agreement provides that he shall not be required to seek other employment or otherwise attempt to reduce the benefits payable to him during the severance payment period, and there shall be no reduction or offset of such payments following Mr. Martin’s obtaining of any other employment during such period.

Nathan E. Fagre

The Fagre Severance Agreement contains the following provisions applicable upon the termination of Mr. Fagre’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or Voluntary Termination by the Executive.  In the event that Mr. Fagre is terminated for “cause” or terminates his employment voluntarily, Mr. Fagre’s salary and other benefits provided under his severance agreement cease at the time of such termination and Mr. Fagre is entitled to no further compensation under his severance agreement.  Notwithstanding this, Mr. Fagre would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would pay to Mr. Fagre accrued pay and benefits.

Termination without Cause, for Good Reason, or for Death or Disability.  If the employment of Mr. Fagre with the Company is terminated by the Company without “cause”, by Mr. Fagre for “good reason”, or due to Mr. Fagre’s death or disability, Mr. Fagre is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company within 30 days following his termination date.  In such event the Company will pay Mr. Fagre an amount in cash equal to the sum of Mr. Fagre’s (i) annual base salary in effect immediately prior to Mr. Fagre’s termination, and (ii) target annual bonus award for the fiscal year in which such termination occurs, to be paid ratably over the 12-month period immediately following his termination.  In addition, for the 12-month period immediately following such termination, the Company will arrange to provide Mr. Fagre and his dependents with insurance and other benefits on a basis substantially similar to those provided to Mr. Fagre and his dependents prior to his termination.  In addition, Mr. Fagre will be entitled to have all unvested outstanding time-based equity awards promptly vest as provided in the applicable equity award agreements.

For Mr. Fagre, “cause” is defined, in general, subject to notification and cure rights as described above in “Use of Employment Agreements,” as the occurrence of any of the following events:

•	the commission by Mr. Fagre of any deliberate and premeditated act taken by Mr. Fagre in bad faith against the interests of the Company;
•

Mr. Fagre has been convicted of, or pleads nolo contendere with respect to any felony or other crime, the elements of which are substantially related to the duties and responsibilities associated with Mr. Fagre’s employment;

•	Mr. Fagre’s willful misconduct;
•

the willful failure or refusal of Mr. Fagre to perform his duties as set forth herein or the willful failure or refusal to follow the direction of the Chief Executive Officer or the Board of Directors; or

•	Mr. Fagre materially breaches any of the terms of the Fagre Severance Agreement.

For Mr. Fagre, “good reason” is defined as the occurrence of any of the following events without Mr. Fagre’s consent:

•	any material reduction in Mr. Fagre’s annual base salary;
•

the required relocation of Mr. Fagre’s place of principal employment to a location more than 50 miles from Mr. Fagre’s current office, or the requirement by the Company that Mr. Fagre be based at an office other than his current office on an extended basis;

•	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Fagre’s responsibilities, authorities, powers, functions or duties;
•	a breach by the Company of any of its other material obligations under the Fagre Severance Agreement; or
•	the failure by the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Fagre Severance Agreement.

If Mr. Fagre’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Mr. Fagre for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control, then Mr. Fagre will receive all severance benefits available to him as if he terminated his employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards will vest in full (at the target level).

The above benefits will cease immediately upon the discovery by the Company of Mr. Fagre’s breach of the agreement not to compete and secret processes and confidentiality provisions included in the Fagre Severance Agreement.  The Fagre Severance Agreement includes non-competition and non-solicitation provisions that extend for two years following Mr. Fagre’s termination and confidentiality provisions that extend for seven years.

Stacey L. Neu

The Neu Severance Agreement contains the following provisions applicable upon the termination of Ms. Neu’s employment with the Company.

Termination for Cause or Voluntary Termination by the Executive.  In the event that Ms. Neu is terminated for “cause” or terminates her employment voluntarily, Ms. Neu’s salary and other benefits provided under her severance agreement cease at the time of such termination and Ms. Neu is entitled to no further compensation under her severance agreement.  Notwithstanding this, Ms. Neu would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law.  Further, upon any such termination of employment, the Company would pay to Ms. Neu accrued pay and benefits.

Termination without Cause, for Good Reason, or for Death or Disability.  If the employment of Ms. Neu with the Company is terminated by the Company without “cause”, by Ms. Neu for “good reason”, or due to Ms. Neu’s death or disability, Ms. Neu is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company.  In such event the Company will pay Ms. Neu an amount in cash equal to the sum of Ms. Neu’s (i) annual base salary in effect at the time such termination occurs, which will be paid in equal semi-monthly installments for the period ending one year after the date of termination, and (ii) target annual MIP bonus award for the fiscal year in which such termination occurs, which will be paid in a single lump sum to Ms. Neu on or before December 31st following the end of the fiscal year in which termination occurs.  In addition, for the 12-month period immediately following such termination, the Company will arrange to provide Ms. Neu and her dependents with insurance benefits on a basis substantially similar to those provided to Ms. Neu and her dependents prior to her termination.  In addition, Ms. Neu will be entitled to have all unvested outstanding time-based equity awards promptly vest as provided in the applicable equity award agreements.

For Ms. Neu, “cause” is defined, in general, subject to notification and cure rights as described above in “Use of Employment Agreements,” as the occurrence of any of the following events:

•

the commission by Ms. Neu of any fraud, embezzlement, or other material act of dishonesty with respect to the Company or any of its affiliates (including the unauthorized disclosure of confidential or proprietary information of the Company or any of its affiliates or subsidiaries);

•

Ms. Neu has been convicted of, or pleads nolo contendere with respect to any felony or other crime, the elements of which are substantially related to the duties and responsibilities associated with Ms. Neu’s employment;

•	Ms. Neu’s willful misconduct;
•

the willful failure or refusal of Ms. Neu to perform her duties and responsibilities to the Company or any of its affiliates which failure or refusal to perform is not remedied within 30 days after receipt of written notice from the Company of such failure or refusal to perform; or

•	Ms. Neu breaches any of the terms of the Neu Severance Agreement and such breach is not cured within 30 days after receiving notice of the breach from the Company.

For Ms. Neu, “good reason” is defined as the occurrence of any of the following events without Ms. Neu’s consent:

•	any material reduction in Ms. Neu’s annual base salary;
•

the required relocation of Ms. Neu’s place of principal employment to a location more than 50 miles from Ms. Neu’s current office, or the requirement by the Company that Ms. Neu be based at an office other than her current office on an extended basis;

•

a substantial diminution or other substantive adverse change in the nature or scope of Ms. Neu’s responsibilities, authorities, powers, functions, or duties; a breach by the Company of any of its other material obligations under the Neu Severance Agreement; or

•	the failure by the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Neu Severance Agreement.

If Ms. Neu’s employment is terminated by the Company without “cause” (and not due to death or disability) or by Ms. Neu for “good reason” during the period that begins 60 days prior to the occurrence of a change in control (or, in limited cases, earlier) and ends upon the first anniversary of the change in control, then Ms. Neu will receive all severance benefits available to her as if she terminated her employment for “good reason” (as described above), and all outstanding and unvested performance-based equity awards will vest in full (at the target level).

The above benefits will cease immediately upon the discovery by the Company of Ms. Neu’s breach of the agreement not to compete and secret processes and confidentiality provisions included in the Neu Severance Agreement.  The Neu Severance Agreement includes non-competition and non-solicitation provisions that extend for one year following Ms. Neu’s termination and confidentiality provisions that extend for two years.

Tables of Amounts Payable Upon Termination or Change of Control

The following tables set forth the amounts that would have been payable at September 30, 2017 to each of the NEOs who are currently employed by the Company under the various scenarios for termination of employment or a change in control of the Company had such scenarios occurred on September 30, 2017.

David M. Maura

	Termination Scenarios (assumes termination 9/30/2017)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	By the Participant at Age 55 Plus 10 Years of Service	Death or Disability	Change in Control and Termination
Cash Severance(1)	–	$1,925,000	–	$1,925,000	$1,925,000
Annual Bonus(2)	–	$549,784	–	$549,784	$549,784
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock		$5,461,659(4)	$1,964,286(5)	$3,730,820(6)	$5,461,659(4)
Other Benefits
Health and Welfare(7)	–	$9,764	–	$9,764	$9,764
Leased Vehicle(8)	–	$24,000	–	$24,000	$24,000
Accrued, Unused Vacation(9)	–	$36,346	–	$36,346	$36,346
Tax Gross-Up(10)	–	–	–	–
Total	–	$8,006,554	$1,964,286	$6,275,715	$8,006,554

(1)Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the sum of the executive’s current base salary and 1.0x the Fiscal 2017 target bonus.  Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)Reflects annual MIP bonus earned based on Fiscal 2017 performance.  Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(3)Reflects equity value using a stock price of $105.92, which was the Company’s closing price on September 29, 2017, the last trading day of Fiscal 2017.

(4)  Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and 50% of the S2B award would be payable.

(5)Represents the RSUs earned under the FY 2017 EIP only.

(6)Upon a termination due to death or disability, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and all unpaid RSUs earned under the S2B would be forfeited and cancelled.

(7)Reflects 18 months of insurance and other benefits continuation for the executive and any dependents.

(8)Reflects 12 months of car allowance continuation.

(9)Represents compensation for 108 hours of unused vacation time in FY 2017.

(10)The Company does not provide any tax gross-up payments to cover excise taxes.

Andreas Rouvé

	Termination Scenarios (assumes termination 9/30/2017)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	By the Participant at Age 55 Plus 10 Years of Service	Death or Disability	Change in Control and Termination
Cash Severance(1)	–	$2,021,250	–	$2,021,250	$2,021,250
Annual Bonus(2)	–	$577,274	–	$577,274	$577,274
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock		$5,318,190(4)	$1,964,286(5)	$3,587,352(6)	$5,318,190(4)
Other Benefits
Health and Welfare(7)	–	$9,764	–	$9,764	$9,764
Leased Vehicle(8)	–	$22,058	–	$22,058	$22,058
Accrued, Unused Vacation(9)	–	$24,736	–	$24,736	$24,736
Tax Gross-Up(10)	–	–	–	–
Total	–	$7,973,271	$1,964,286	$6,242,433	$7,973,271

(1)Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the sum of the executive’s current base salary and 1.0x the Fiscal 2017 target bonus.  Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)Reflects annual MIP bonus earned based on Fiscal 2017 performance.  Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(3)Reflects equity value using a stock price of $105.92, which was the Company’s closing price on September 29, 2017, the last trading day of Fiscal 2017.

(4)Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and 50% of the S2B award earned would be payable.

(5)Represents the RSUs earned under the FY 2017 EIP only.

(6)Upon a termination due to death or disability, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and all unpaid RSUs earned under the S2B would be forfeited and cancelled.

(7)Reflects 18 months of insurance and other benefits continuation for the executive and any dependents.

(8)Reflects 12 months of car allowance continuation.

(9)Represents compensation for 70 hours of unused vacation time in FY 2017.

(10)The Company does not provide any tax gross-up payments to cover excise taxes.

Douglas L. Martin

	Termination Scenarios (assumes termination 9/30/2017)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	By the Participant at Age 55 Plus 10 Years of Service	Death or Disability	Change in Control and Termination
Cash Severance(1)	–	$1,320,000	–	$1,320,000	$1,320,000
Annual Bonus(2)	–	$311,021	–	$311,021	$311,021
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock		$2,886,055(4)	$982,196(5)	$1,793,702(6)	$2,886,055(4)
Other Benefits
Health and Welfare(7)	–	$9,764	–	$9,764	$9,764
Accrued, Unused Vacation(9)	–	$28,558	–	$28,558	$28,558
Tax Gross-Up(10)	–	–	–	–
Total	–	$4,555,398	$982,196	$3,463,045	$4,555,398

(1)Reflects cash severance payment, under the applicable termination scenarios, of 1.5x the executive’s current base salary plus 1.0x the Fiscal 2017 target bonus.  Payments are to be made in monthly installments over 18 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)Reflects annual MIP bonus earned based on Fiscal 2017 performance.  Payment is subject to the requirements of Section 409A of the Internal Revenue Code.

(3)Reflects equity value using a stock price of $105.92, which was the Company’s closing price on September 29, 2017, the last trading day of Fiscal 2017.

(4)Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and 50% of the S2B award earned would be payable.

(5)Represents the RSUs earned under the FY 2017 EIP only.

(6)Upon a termination due to death or disability, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and all unpaid RSUs earned under S2B would be forfeited and cancelled.

(7)Reflects 18 months of insurance and other benefits continuation for the executive and any dependents.

(8)Represents compensation for 108 hours of unused vacation time in FY 2017.

(9)The Company does not provide any tax gross-up payments to cover excise taxes.

Nathan E. Fagre

	Termination Scenarios (assumes termination 9/30/2017)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	By the Participant at Age 55 Plus 10 Years of Service	Death or Disability	Change in Control and Termination
Cash Severance(1)	–	$600,000	–	$600,000	$600,000
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock		$1,944,003(3)	$851,279(4)	$1,554,588(5)	$1,944,003(3)
Other Benefits
Health and Welfare(7)	–	$6,510	–	$6,510	$6,510
Tax Gross-Up(10)	–	–	–	–
Total	–	$2,550,512	$851,279	$2,161,097	$2,550,512

 (1)Reflects cash severance payment, under the applicable termination scenarios, of 1.0x the sum of executive’s current base salary and 1.0x the Fiscal 2017 target bonus.  Payments are to be made in semi-monthly installments over 12 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)Reflects equity value using a stock price of $105.92, which was the Company’s closing price on September 29, 2017, the last trading day of Fiscal 2017.

(3)Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and 50% of the S2B award earned would be payable.

(4)Represents the RSUs earned under the FY 2017 EIP only.

(5)Upon a termination due to death or disability, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and all unpaid RSUs earned under S2B would be forfeited and cancelled.

(6)Reflects 12 months of insurance and other benefits continuation for the executive and any dependents.

(7)The Company does not provide any tax gross-up payments to cover excise taxes.

Stacey L. Neu

	Termination Scenarios (assumes termination 9/30/2017)
Component	Without Good Reason or For Cause	With Good Reason or Without Cause	By the Participant at Age 55 Plus 10 Years of Service	Death or Disability	Change in Control and Termination
Cash Severance(1)	–	$440,000	–	$440,000	$440,000
Equity Awards (Intrinsic Value)(3)
Unvested Restricted Stock		$1,104,534(3)	$851,279(4)	$896,825(5)	$1,104,534(3)
Other Benefits
Health and Welfare(7)	–	$6,510	–	$6,510	$6,510
Tax Gross-Up(10)	–	–	–	–
Total	–	$1,551,043	$851,279	$1,343,334	$1,551,043

(1)Reflects cash severance payment, under the applicable termination scenarios, of 1.0x the sum of executive’s current base salary and 1.0x the Fiscal 2017 target bonus.  Payments are to be made in semi-monthly installments over 12 months, subject to the requirements of Section 409A of the Internal Revenue Code.

(2)Reflects equity value using a stock price of $105.92, which was the Company’s closing price on September 29, 2017, the last trading day of Fiscal 2017.

(3)Upon a termination without cause or in connection with a change in control, or for resignation with good reason, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and 50% of the S2B award earned would be payable.

(4)Represents the RSUs earned under the FY 2017 EIP only.

(5)Upon a termination due to death or disability, all RSUs earned under the FY 2017 EIP award would be payable; 50% of the RSUs earned under the FY 2016 EIP award would be payable; and all unpaid RSUs earned under S2B would be forfeited and cancelled.

(6)Reflects 12 months of insurance and other benefits continuation for the executive and any dependents.

(7)The Company does not provide any tax gross-up payments to cover excise taxes.

Director Compensation

The Compensation Committee is responsible for approving, subject to review by the Board of Directors as a whole, compensation programs for our non-employee directors.  In that function, the Compensation Committee considers market and peer company data regarding director compensation and evaluates the Company’s director compensation practices in light of that data and the characteristics of the Company as a whole, with the assistance of its independent compensation advisors.

Under the director compensation program in place at the beginning of Fiscal 2017, each non-employee director receives an annual cash retainer of $105,000 and an annual grant of restricted stock units equal to that number of shares of the Company’s common stock with a value on the date of grant of $125,000.  The Chair of the Audit Committee receives an additional annual cash retainer of $20,000, and the Chairs of the Nominating and Corporate Governance Committee and the Compensation Committee each receive an additional annual cash retainer of $15,000.  Directors are permitted to make an annual election to receive all of their director compensation in the form of Company stock in lieu of cash.  For Fiscal 2017, the grants of RSUs were made on October 1, 2016 and vested on October 1, 2017.

The Board of Directors has established stock ownership guidelines for directors, and revised these guidelines in April 2017.  Under the revised guidelines, each director is expected to hold shares of the Company’s common stock equal to at least five times the director’s annual cash retainer for service as a director.

Mr. Maura, our Executive Chairman of the Board, and Mr. Rouvé, our Chief Executive Officer, both serve as management directors on the Board, and accordingly, did not receive compensation for their services as directors in Fiscal 2017.

The table set forth below, together with its footnotes, provides information regarding compensation paid to the Company’s directors for Fiscal 2017.

Director Compensation Table for Fiscal Year 2017

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	All Other Compensation	Total
Kenneth C. Ambrecht	$100,000	$244,951(5)	$3,898(6)	$348,849
Omar M. Asali(4)	–	$229,942(7)	$3,660(8)	$233,602
Eugene I. Davis(4)	$31,250	$125,023(9)	$2,079(10)	$158,352
Norman S. Matthews	$100,000	$244,951(11)	$3,898(12)	$348,849
Terry L. Polistina	$130,000	$244,983(13)	$3,660(14)	$378,643
Hugh R. Rovit	$100,000	$229,942(15)	$6,260(16)	$336,202
Joseph S. Steinberg	–	$229,942(17)	$3,660(18)	$233,602
Ehsan Zargar	–	–	–	–

(1)This column reflects only directors who received compensation during Fiscal 2017.

(2)Amounts reflected in this column include the annual retainer fees and committee chair fees paid in cash to the applicable director during Fiscal 2017.  These amounts include the monthly cash retainers for service on the Special Committee (chaired by Mr. Polistina), which totaled $130,000 for Mr. Polistina and $100,000 for each of Mr. Ambrecht, Mr. Matthews, and Mr. Rovit.  The Special Committee was formed in light of HRG’s announcement in November 2016 of its exploration of strategic alternatives.  See “Board Actions; Board Member Independence; Committees of the Board of Directors – Committees Established by Our Board of Directors – Special Committee” above.

(3)Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the number of shares underlying the stock award by the closing price per share of the Company’s common stock on each grant date (or, as applicable, the last trading date immediately prior to the grant date if the grant date fell on a date when the NYSE was closed), which was $137.69 on September 30, 2016 (the grant date of October 1, 2016 fell on a Saturday).  For the pro-rata awards for Mr. Zargar and Mr. Polistina, the closing price on September 29, 2017 of $105.92 was used to compute the value.

(4)Not serving as a director as of the end of Fiscal 2017.

(5)Includes 1,779 RSUs granted to Mr. Ambrecht on October 1, 2016 under the 2011 Plan representing the combined equity portion and in lieu of cash portion of Mr. Ambrecht’s annual director compensation (which vested in full on October 1, 2017).  As of September 30, 2017, Mr. Ambrecht held 1,779 outstanding unvested RSUs.

(6)Includes dividends paid on RSUs held by Mr. Ambrecht which were not factored into the grant date fair value of the RSUs.

(7)Includes 1,670 RSUs granted to Mr. Asali on October 1, 2016 under the 2011 Plan representing the combined equity portion and in lieu of cash portion of his annual director compensation.

(8)Represents dividends paid on RSUs held by Mr. Asali which were not factored into the grant date fair value of the RSUs.

(9)Includes 908 RSUs granted to Mr. Davis on October 1, 2016 under the 2011 Plan representing the equity portion of his annual director compensation.

(10)Includes dividends paid on RSUs held by Mr. Davis ($1,989) which were not factored into the grant date fair value of the RSUs, and reimbursements of travel expenses for board of directors meetings ($90).

(11)Includes 1,779 RSUs granted to Mr. Matthews on October 1, 2016 under the 2011 Plan representing the combined equity portion and in lieu of cash portion of his annual director compensation (which vested in full on October 1, 2017).  As of September 30, 2017, Mr. Matthews held 1,779 outstanding unvested RSUs.

(12)Includes dividends paid on RSUs held by Mr. Matthews which were not factored into the grant date fair value of the RSUs.

(13)Includes 1,670 RSUs granted to Mr. Polistina on October 1, 2016 under the 2011 Plan representing the combined equity portion and in lieu of cash portion of his annual director compensation (which vested in full on October 1, 2017).  In addition, Mr. Polistina was granted 142 RSUs (which vested in full on October 2, 2017) for service as a committee chairman for a portion of Fiscal Year 2017.  As of September 30, 2017, Mr. Polistina held 1,670 outstanding unvested RSUs.

(14)Represents dividends paid on RSUs held by Mr. Polistina which were not factored into the grant date fair value of the RSUs.

(15)Includes 1,670 RSUs granted to Mr. Rovit on October 1, 2016 under the 2011 Plan representing the combined equity portion and in lieu of cash portion of his annual director compensation (which vested in full on October 1, 2017).  As of September 30, 2017, Mr. Rovit held 1,670 outstanding unvested RSUs.

(16)Includes dividends paid on RSUs held by Mr. Rovit which were not factored into the grant date fair value of the RSUs.

(17)Includes 1,670 RSUs granted to Mr. Steinberg on October 1, 2016 under the 2011 Plan representing a combined equity portion of his annual director compensation and in lieu of cash portion of his annual director compensation (which vested in full on October 1, 2017).  As of September 30, 2017, Mr. Steinberg held 1,670 outstanding unvested RSUs.

(18)Includes dividends paid on RSUs held by Mr. Steinberg which were not factored into the grant date fair value of the RSUs.

Compensation Committee Interlocks and Insider Participation

Compensation policies for the Company’s NEOs are developed, adopted, reviewed and maintained by the Compensation Committee of the Company.  Except as noted below, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.  Mr. Maura is an executive of the Company and currently serves as a director of HRG.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has reviewed and discussed the following section of this report entitled “Compensation Discussion and Analysis” with management.  Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Compensation Committee

Kenneth C. Ambrecht (Chairman)

Norman S. Matthews

Terry L. Polistina

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 31, 2017, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a “5% Stockholder”);
•	our NEOs for Fiscal 2018;
•	each of our directors serving as of December 31, 2017; and
•	all directors and NEOs serving as of December 31, 2017 as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  Determinations as to the identity of 5% Stockholders is based upon filings with the SEC and other publicly available information.  Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.  The percentage of beneficial ownership set forth below is based upon 57,877,207 shares of Common Stock issued and outstanding as of the close of business on December 31, 2017.  In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to RSUs held by that person that are currently expected to vest within 60 days of December 31, 2017, are deemed outstanding.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands Holdings, Inc., 3001 Deming Way, Middleton, WI 53562.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
HRG Group, Inc. 450 Park Avenue, 29th Floor New York, NY 10022	34,339,752(1)	59.33%
Directors Serving at December 31, 2017 and Named Executive Officers for Fiscal 2017
Kenneth C. Ambrecht	22,021	*
Nathan E. Fagre	46,334	*
Douglas L. Martin	49,189	*
Norman S. Matthews	25,907	*
David M. Maura	282,959	*
Stacey L. Neu	3,541	*
Terry L. Polistina	24,665	*
Andreas Rouvé	135,347	*
Hugh R. Rovit	26,668	*
Joseph S. Steinberg	7,834	*
Ehsan Zargar	2,352	*
All current directors and executive officers of Spectrum as a group (11 persons)	626,817	1.08%
Total	34,966,569	60.41%

*Indicates less than 1% of the total number of outstanding shares of the Company’s Common Stock.

(1)Based solely on the information in HRG’s filings with the SEC, HRG is the beneficial owner of 34,339,752 shares of Common Stock, a portion of which are held in the name of HGI Funding, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of HRG, and a portion indirectly through one or more subsidiaries of HRG.  Such share ownership does not reflect shares of Company Common Stock owned by Joseph S. Steinberg, the Chief Executive Officer and a director of HRG, or of Ehsan Zargar, the Executive Vice President, Chief Operating Officer and General Counsel of HRG. As result of their employment arrangements with HRG, Mr. Steinberg, Mr. Zargar and HRG (together, the “HRG Persons”) may be deemed to be members of a “group” with one another for purposes of the Exchange Act.  Each HRG Person specifically disclaims beneficial ownership in the shares of the Company’s Common Stock owned by the other HRG Persons except to the extent he or it actually exercises voting or dispositive power with respect to such Common Stock. HRG and its subsidiaries have, and in the future may, enter into one or more financing arrangements pursuant to which such entities have, and may in the future, pledge all or a portion of their shares of Company Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans as of September 30, 2017.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	664,196(1)	N/A	1,915,369(2)
Equity compensation plans not approved by security holders	–	–	–
Total	664,196	–	1,915,369

 (1)Includes 150,831 shares issuable pursuant to outstanding performance-based RSU awards under the 2017 EIP, 168,153 shares issuable pursuant to outstanding performance-based RSU awards under the 2016 EIP, 96,878 shares issuable pursuant to outstanding performance-based RSU awards under the S2B Plan, and 188,565 shares issuable pursuant to outstanding performance-based RSU awards under the S3B Plan.  Because all of these shares are issuable under performance share awards, the awards are not taken into account for purposes of determining the weighted-average exercise price of outstanding options, warrants, and rights, and thus column (b) is not applicable with respect to these awards.

(2)Includes 1,915,369 shares issuable pursuant to the 2011 Plan in the form of stock options, stock appreciation rights, restricted stock awards, RSUs, performance stock awards, or any combination of the foregoing.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

The Company’s policies and procedures for review and approval of related-person transactions appear in the Code of Ethics for the Principal Executive Officer and Senior Financial Officers and the Spectrum Brands Code of Business Conduct and Ethics, each of which is posted on the Company’s website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.”

All of the Company’s executive officers, directors, and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential, or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors, or employees.  In cases involving executive officers, directors, or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to the Company’s Audit Committee to make a full review and determination.  In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Director of Internal Audit, will review the proposed transaction.  If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s Chief Executive Officer for final approval.

The Company’s Audit Committee is required to consider all questions of possible conflicts of interest involving executive officers, directors, and senior-level management and to review and approve certain transactions, including all (i) transactions in which a director, executive officer, or an immediate family member of a director or executive officer has an interest, (ii) proposed business relationships between the Company and a director, executive officer, or other member of senior management, (iii) investments by an executive officer in a company that competes with the Company or an interest in a company that does business with the Company, and (iv) situations where a director or executive officer proposes to be a customer of the Company, be employed by, serve as a director of, or otherwise represent a customer of the Company.

The Company’s legal department and financial accounting department monitor transactions for an evaluation and determination of potential related person transactions that would need to be disclosed in the Company’s periodic reports or proxy materials under generally accepted accounting principles and applicable SEC rules and regulations.

Transactions with Related Persons

Stockholder Agreement and Registration Rights Agreement

The Company and HRG are parties to a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on HRG, including:

•

for so long as HRG and its affiliates beneficially own 40% or more of the outstanding voting securities of the Company, HRG and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the Company’s board of directors as described in the Stockholder Agreement;

•

HRG will not effect any transfer of equity securities of the Company to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of the Company, unless specified conditions are met; and

•	HRG will be granted certain access and informational rights with respect to the Company and its subsidiaries.

Certain provisions of the Stockholder Agreement terminate on the date on which HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement).  The Stockholder Agreement terminates when any person (including HRG) acquires 90% or more of the outstanding voting securities of the Company.

HRG and the Company are also parties to a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which HRG has, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to its shares of the Company’s common stock.

On December 17, 2017, the Company received a letter from HRG (a copy of which was attached by HRG as an exhibit to its amended Schedule 13D filed on December 19, 2017) making certain requests relating to the Company’s board and committee composition.

Potential Transaction with HRG

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

In light of HRG’s announcement of its exploration of strategic alternatives in November 2016, the Company’s Board of Directors formed a special committee of independent directors and has hired independent financial and legal advisors.  In connection therewith, the committee and HRG have made and may in the future make proposals to one another concerning a potential strategic transaction relating to HRG and the Company.  Any such transaction is expected to be beneficial to all shareholders of the Company.  In light of ongoing discussions between HRG and the committee, the Company announced on January 18, 2018 that its 2018 Annual Meeting of Stockholders, previously scheduled for January 30, 2018, had been postponed.  As of the date of this Form 10-K/A, a new date for the Annual Meeting has not been established.  There can be no assurance that any further proposals will be made or that the proposals made by the committee or HRG will result in a transaction, or if a transaction is undertaken, as to its terms, timing or outcome.  Neither we nor HRG intend to provide any updates with respect to the foregoing unless determined otherwise in our or HRG’s sole discretion or as required by law.

Director Independence

Our Board of Directors has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company): Kenneth C. Ambrecht, Norman S. Matthews, Terry L. Polistina and Hugh R. Rovit.  Our Board of Directors has adopted the definition of “independent director” set forth under Section 303A.02 of the NYSE Listed Company Manual to assist it in making determinations of independence.  The Board of Directors has determined that the directors referred to above currently meet these standards and qualify as independent.  The Board of Directors has made no determination with respect to the remaining directors.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to the Company for services to the Company and its consolidated subsidiaries, for each of the last two fiscal years (in millions):

	Audit Fee	Audit-Related Fees	Tax Fees	All Other Fees	Total
2017	$6.1	–	$0.3	–	$6.4
2016	$5.5	–	$0.3	–	$5.8

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audit of the Company and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	List of Documents filed

1.	The financial statements of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filed as part of the Annual Report on the Original 10-K.
2.	The financial statement schedule of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC are filed as part of the Annual Report on the Original 10-K.

(b)  List of Exhibits.

The following is a list of exhibits filed with this Form 10-K/A.

Exhibit No.	Description of Exhibits
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

Exhibit 31.3*

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

Exhibit 31.4*

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: January 22, 2018	By:	Douglas L. Martin
Douglas L. Martin
Executive Vice President, Chief Financial Officer