Form 10-Q
period 2017-12-31
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2018-02-08
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1993 (§232.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

As of February 6, 2018, there were outstanding 57,880,340 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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
•

public perception regarding the safety of products, that we manufacture or sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

December 31, 2017 and September 30, 2017

(in millions, unaudited)

	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$137.9	$168.2
Trade receivables, net	278.4	266.0
Other receivables	18.8	19.4
Inventories	580.7	496.3
Prepaid expenses and other current assets	56.2	54.2
Current assets of business held for sale	1,990.6	603.0
Total current assets	3,062.6	1,607.1
Property, plant and equipment, net	506.0	503.6
Deferred charges and other	61.2	43.5
Goodwill	2,276.4	2,277.1
Intangible assets, net	1,598.6	1,612.0
Noncurrent assets of business held for sale	—	1,376.4
Total assets	$7,504.8	$7,419.7
Liabilities and Shareholders' Equity
Current portion of long-term debt	$20.1	$19.4
Accounts payable	320.7	371.6
Accrued wages and salaries	27.9	50.6
Accrued interest	40.7	48.5
Other current liabilities	118.1	123.4
Current liabilities of business held for sale	608.2	499.9
Total current liabilities	1,135.7	1,113.4
Long-term debt, net of current portion	3,959.2	3,752.6
Deferred income taxes	298.2	493.2
Other long-term liabilities	137.2	58.0
Noncurrent liabilities of business held for sale	—	155.8
Total liabilities	5,530.3	5,573.0
Commitments and contingencies (Note 17)
Shareholders' equity
Common Stock	0.6	0.6
Additional paid-in capital	2,122.0	2,145.3
Accumulated earnings	397.9	262.3
Accumulated other comprehensive loss, net of tax	(209.9)	(209.6)
Treasury stock, at cost	(345.9)	(360.7)
Total shareholders' equity	1,964.7	1,837.9
Noncontrolling interest	9.8	8.8
Total equity	1,974.5	1,846.7
Total liabilities and equity	$7,504.8	$7,419.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three month periods ended December 31, 2017 and January 1, 2017

(in millions, except per share figures, unaudited)

	December 31, 2017	January 1, 2017
Net sales	$646.5	$602.3
Cost of goods sold	403.8	362.1
Restructuring and related charges	1.8	1.1
Gross profit	240.9	239.1
Selling	113.3	106.6
General and administrative	62.8	60.0
Research and development	7.0	6.6
Acquisition and integration related charges	5.2	3.3
Restructuring and related charges	18.6	1.1
Total operating expenses	206.9	177.6
Operating income	34.0	61.5
Interest expense	38.6	43.0
Other non-operating expense (income), net	1.3	(1.0)
(Loss) income from operations before income taxes	(5.9)	19.5
Income tax (benefit) expense	(126.0)	6.7
Net income from continuing operations	120.1	12.8
Income from discontinued operations, net of tax	40.9	52.4
Net income	161.0	65.2
Net income attributable to non-controlling interest	0.9	—
Net income attributable to controlling interest	$160.1	$65.2
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$119.3	$12.7
Net Income from discontinued operations attributable to controlling interest	40.8	52.5
Net Income attributable to controlling interest	$160.1	$65.2
Earnings Per Share
Basic earnings per share from continuing operations	$2.07	$0.21
Basic earnings per share from discontinued operations	0.70	0.89
Basic earnings per share	$2.77	$1.10
Diluted earnings per share from continuing operations	$2.07	$0.21
Diluted earnings per share from discontinued operations	0.70	0.89
Diluted earnings per share	$2.77	$1.10
Dividends per share	$0.42	$0.38
Weighted Average Shares Outstanding
Basic	57.7	59.3
Diluted	57.7	59.5

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended December 31, 2017 and January 1, 2017

(in millions, unaudited)

	December 31, 2017	January 1, 2017
Net income	$161.0	$65.2
Other comprehensive income (loss), net of tax:
Foreign currency translation loss, net tax of $7.3 and $3.9, respectively	(2.0)	(46.1)
Unrealized gain on hedging activity, net tax of $0.0 and $(14.2), respectively	1.8	24.2
Defined benefit pension gain , net tax of $0.0 and $(1.2), respectively	0.1	3.3
Other comprehensive loss, net of tax	(0.1)	(18.6)
Comprehensive income	160.9	46.6
Comprehensive income (loss) attributable to non-controlling interest	0.2	(0.3)
Comprehensive income attributable to controlling interest	$160.7	$46.9

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 31, 2017 and January 1, 2017

(in millions, unaudited)

	December 31, 2017	January 1, 2017
Cash flows from operating activities
Net income	$161.0	$65.2
Income from discontinued operations, net of tax	40.9	52.4
Net income from continuing operations	120.1	12.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33.0	30.0
Share based compensation	3.8	7.2
Amortization of debt issuance costs	2.1	1.8
Purchase accounting inventory adjustment	0.8	—
Non-cash restructuring	(1.5)	0.7
Pet safety recall inventory write-off	1.6	—
Write-off of debt issuance costs	—	1.9
Non-cash debt accretion	0.4	0.2
Deferred tax benefit	(127.1)	19.6
Net changes in operating assets and liabilities	(170.9)	(134.1)
Net cash used by operating activities from continuing operations	(137.7)	(59.9)
Net cash (used) provided by operating activities from discontinued operations	(15.3)	65.7
Net cash (used) provided by operating activities	(153.0)	5.8
Cash flows from investing activities
Purchases of property, plant and equipment	(17.9)	(21.1)
Proceeds from sales of property, plant and equipment	0.6	—
Other investing activities	—	(0.8)
Net cash used by investing activities from continuing operations	(17.3)	(21.9)
Net cash used by investing activities from discontinued operations	(6.9)	(6.8)
Net cash used by investing activities	(24.2)	(28.7)
Cash flows from financing activities
Proceeds from issuance of debt	226.1	168.5
Payment of debt	(29.8)	(133.9)
Payment of debt issuance costs	(0.1)	(0.5)
Payment of cash dividends	(24.2)	(22.6)
Treasury stock purchases	(7.9)	(97.6)
Share based tax withholding payments, net of proceeds upon vesting	(22.2)	(23.2)
Net cash provided (used) by financing activities from continuing operations	141.9	(109.3)
Net cash provided by financing activities from discontinued operations	5.2	6.6
Net cash provided (used) by financing activities	147.1	(102.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(6.4)
Net change in cash and cash equivalents	(30.3)	(132.0)
Cash and cash equivalents, beginning of period	168.2	275.3
Cash and cash equivalents, end of period	$137.9	$143.3
Supplemental disclosure of cash flow information
Cash paid for interest	$57.5	$44.5
Cash paid for taxes	$10.0	$10.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$2.1	$30.7
Non cash financing activities
Issuance of shares through stock compensation plan	$37.8	$52.2

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

December 31, 2017 and September 30, 2017

(in millions, unaudited)

	December 31, 2017	September 30, 2017
Assets
Cash and cash equivalents	$137.9	$168.2
Trade receivables, net	278.4	266.0
Other receivables	33.7	18.7
Inventories	580.7	496.3
Prepaid expenses and other current assets	56.2	54.2
Current assets of business held for sale	1,990.6	603.0
Total current assets	3,077.5	1,606.4
Property, plant and equipment, net	506.0	503.6
Deferred charges and other	51.0	28.4
Goodwill	2,276.4	2,277.1
Intangible assets, net	1,598.6	1,612.0
Noncurrent assets of business held for sale	—	1,376.4
Total assets	$7,509.5	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$20.1	$19.4
Accounts payable	320.7	371.6
Accrued wages and salaries	27.9	50.6
Accrued interest	40.7	48.5
Other current liabilities	116.6	118.9
Current liabilities of business held for sale	608.2	499.9
Total current liabilities	1,134.2	1,108.9
Long-term debt, net of current portion	3,959.2	3,752.6
Deferred income taxes	297.9	493.2
Other long-term liabilities	137.2	58.0
Noncurrent liabilities of business held for sale	—	155.8
Total liabilities	5,528.5	5,568.5
Commitments and contingencies (Note 17)
Shareholder's equity
Other capital	2,079.6	2,079.0
Accumulated earnings (deficit)	101.5	(42.8)
Accumulated other comprehensive loss, net of tax	(209.9)	(209.6)
Total shareholder's equity	1,971.2	1,826.6
Noncontrolling interest	9.8	8.8
Total equity	1,981.0	1,835.4
Total liabilities and equity	$7,509.5	$7,403.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three month periods ended December 31, 2017 and January 1, 2017

(in millions, unaudited)

	December 31, 2017	January 1, 2017
Net sales	$646.5	$602.3
Cost of goods sold	403.8	362.1
Restructuring and related charges	1.8	1.1
Gross profit	240.9	239.1
Selling	113.3	106.6
General and administrative	59.6	58.8
Research and development	7.0	6.6
Acquisition and integration related charges	5.2	3.3
Restructuring and related charges	18.6	1.1
Total operating expenses	203.7	176.4
Operating income	37.2	62.7
Interest expense	38.6	43.3
Other non-operating expense (income), net	1.3	(1.0)
(Loss) income from operations before income taxes	(2.7)	20.4
Income tax (benefit) expense	(131.2)	7.9
Net income from continuing operations	128.5	12.5
Income from discontinued operations, net of tax	40.9	52.4
Net income	169.4	64.9
Net income attributable to non-controlling interest	0.9	(0.1)
Net income attributable to controlling interest	$168.5	$65.0
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$127.7	$12.5
Net Income from discontinued operations attributable to controlling interest	40.8	52.5
Net Income attributable to controlling interest	$168.5	$65.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended December 31, 2017 and January 1, 2017

(in millions, unaudited)

	December 31, 2017	January 1, 2017
Net income	$169.4	$64.9
Other comprehensive income (loss), net of tax:
Foreign currency translation loss, net tax of $7.3 and $3.9, respectively	(2.0)	(46.1)
Unrealized gain on hedging activity, net tax of $0.0 and $(14.2), respectively	1.8	24.2
Defined benefit pension gain , net tax of $0.0 and $(1.2), respectively	0.1	3.3
Other comprehensive loss, net of tax	(0.1)	(18.6)
Comprehensive income	169.3	46.3
Comprehensive income (loss) attributable to non-controlling interest	0.2	(0.3)
Comprehensive income attributable to controlling interest	$169.1	$46.6

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 31, 2017 and January 1, 2017

(in millions, unaudited)

	December 31, 2017	January 1, 2017
Cash flows from operating activities
Net income	$169.4	$64.9
Income from discontinued operations, net of tax	40.9	52.4
Income from continuing operations	128.5	12.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33.0	30.0
Share based compensation	3.3	6.2
Amortization of debt issuance costs	2.1	1.8
Purchase accounting inventory adjustment	0.8	—
Noncash restructuring	(1.5)	0.7
Pet safety recall inventory write-off	1.6	—
Write-off of debt issuance costs	—	1.9
Non-cash debt accretion	0.4	0.2
Deferred tax benefit	(132.2)	20.8
Net changes in operating assets and liabilities	(203.8)	(157.2)
Net cash used by operating activities from continuing operations	(167.8)	(83.1)
Net cash (used) provided by operating activities from discontinued operations	(15.3)	65.7
Net cash used by operating activities	(183.1)	(17.4)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.9)	(21.1)
Proceeds from sales of property, plant and equipment	0.6	—
Other investing activities	—	(0.8)
Net cash used by investing activities from continuing operations	(17.3)	(21.9)
Net cash used by investing activities from discontinued operations	(6.9)	(6.8)
Net cash used by investing activities	(24.2)	(28.7)
Cash flows from financing activities
Proceeds from issuance of debt	226.1	200.3
Payment of debt	(29.8)	(133.9)
Payment of debt issuance costs	(0.1)	(0.5)
Payment of cash dividends to parent	(24.2)	(147.6)
Net cash provided (used) by financing activities from continuing operations	172.0	(81.7)
Net cash provided by financing activities from discontinued operations	5.2	6.6
Net cash provided (used) by financing activities	177.2	(75.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(6.4)
Net change in cash and cash equivalents	(30.3)	(127.6)
Cash and cash equivalents, beginning of period	168.2	270.8
Cash and cash equivalents, end of period	$137.9	$143.2
Supplemental disclosure of cash flow information
Cash paid for interest	$57.5	$44.5
Cash paid for taxes	$10.0	$10.4
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$2.1	$30.7

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

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Effective December 29, 2017, the Company’s Board of Directors approved a plan to explore strategic alternatives, including a planned sale of the Company’s GBA segment.  The Company expects a sale to be realized by December 31, 2018.  As a result, the Company’s assets and liabilities associated with the GBA segment have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and the respective operations of the GBA segment have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Income and Statements of Cash Flows; and reported separately for all periods presented as the disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results.  See Note 3 – Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations.  See Note 18 - Segment Information for more information pertaining to segments of continuing operations.  The following table summarizes the respective product types, brands, and regions for each of the segments of continuing operations:

Segment	Products	Brands	Regions
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements and ASC Topic 360 Property, Plant and Equipment (“ASC 360”).  The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the criteria of a discontinued operations, and include any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell.  Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell.  If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized.  Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale.  Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.  If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements and disclosures, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice with the classification and presentation of certain cash receipts and cash payments in the statement of cash flows.  The amendments in this update address the classification within the statement of cash flow for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions, among other separately identifiable cash flows when applying the predominance principle.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.  The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020; with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

During the three month period ended December 31, 2017, the Company adopted SEC Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.  See Note 16 – Income Taxes for additional discussion.

NOTE 3 – DIVESTITURES

As previously discussed in Note 1 - Basis of Presentation and Nature of Operations, the GBA segment was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Income.  The following table summarizes the assets and liabilities of the GBA segment classified as held for sale as of December 31, 2017 and September 30, 2017.

(in millions)	December 31, 2017	September 30, 2017
Assets
Trade receivables, net	$282.5	$260.1
Other receivables	29.1	24.1
Inventories	273.3	279.1
Prepaid expenses and other current assets	40.7	39.7
Property, plant and equipment, net	194.8	196.4
Deferred charges and other	17.3	19.2
Goodwill	348.6	348.9
Intangible assets, net	804.3	811.9
Total assets of business held for sale	$1,990.6	$1,979.4
Liabilities
Current portion of long-term debt	23.5	17.3
Accounts payable	302.3	355.9
Accrued wages and salaries	29.8	36.9
Other current liabilities	98.8	89.8
Long-term debt, net of current portion	51.1	51.4
Deferred income taxes	36.8	38.2
Other long-term liabilities	65.9	66.2
Total liabilities of business held for sale	$608.2	$655.7

The following table summarizes the components of Income From Discontinued Operations in the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2017 and January 1, 2017.

(in millions)	December 31, 2017	January 1, 2017
Net sales	$603.3	$609.5
Cost of goods sold	403.4	398.6
Gross profit	199.9	210.9
Operating expenses	131.7	121.3
Operating income	68.2	89.6
Interest expense	13.7	12.8
Other non-operating expense, net	0.3	—
Income from discontinued operations before income taxes	54.2	76.8
Income tax expense	13.3	24.4
Net income from discontinued operations	40.9	52.4
Net income from discontinued operations attributable to non-controlling interest	0.1	(0.1)
Net income from discontinued operations attributable to controlling interest	$40.8	$52.5

Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions.  There has been no impairment loss recognized as the fair value or expected proceeds from the disposal of the businesses is anticipated to be in excess of the asset carrying values.

Energizer Holdings, Inc.

On January 15, 2018, subsequent to the end of the three month period ended December 31, 2017, the Company entered into a definitive Acquisition Agreement (“Agreement”) with Energizer Holdings, Inc. (“Energizer”) where Energizer will acquire from the Company its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.

The Agreement provides that Energizer will purchase the equity of certain subsidiaries of the Company, and acquire certain assets and assume certain liabilities of other subsidiaries used or held for the purpose of the GBL business.

In the Agreement, the Company and Energizer have made customary representations and warranties and have agreed to customary covenants relating to the acquisition.  Among other things, prior to the consummation of the acquisition, the Company will be subject to certain business conduct restrictions with respect to its operation of the GBL business.

The Company and Energizer have agreed to indemnify each other for losses arising from certain breaches of the Agreement and for certain other matters.  In particular, the Company has agreed to indemnify Energizer for certain liabilities relating to the assets retained by the Company, and Energizer has agreed to indemnify the Company for certain liabilities assumed by Energizer, in each case as described in the Agreement.

The Company and Energizer have agreed to enter into related agreements ancillary to the acquisition that will become effective upon the consummation of the acquisition, including a customary transition services agreement and reverse transition services agreement.

The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the Agreement.  The consummation of the transaction is not subject to any financing condition.  The transaction is expected to be consummated prior to December 31, 2018.

The Agreement also contains certain termination rights, including the right of either party to terminate the Agreement if the consummation of the acquisition has not occurred on or before July 15, 2019 (the “Termination Date”).  Further, if the acquisition has not been consummated by the Termination Date and all conditions precedent to Energizer’s obligation to consummate the acquisition have otherwise been satisfied except for one or more of the Antitrust Conditions, then Energizer would be required to pay the Company a termination fee of $100 million.

The GBL business is a component of the GBA segment, which also includes shared operations and assets of the remaining components of the segment consisting of the Home and Personal Care (“HPC”) business.  The Company is actively marketing the HPC business with interested parties for a separate transaction(s) expected to be entered into and consummated prior to December 31, 2018.

NOTE 4 – ACQUISITION AND INTEGRATION COSTS

The following summarizes acquisition and integration related charges for the three month periods ended December 31, 2017 and January 1, 2017:

(in millions)	December 31, 2017	January 1, 2017
HHI Business	$2.7	$1.9
PetMatrix	1.6	—
Glofish	0.4	—
Armored AutoGroup	0.2	1.3
Other	0.3	0.1
Total acquisition and integration related charges	$5.2	$3.3

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

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

PET Rightsizing Initiative – During the second quarter of the year ended September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $9 million, of which $8.8 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

HHI Distribution Center Consolidation – During the second quarter of the year ended September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $55 million, of which $42.6 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $35 million, of which $33.6 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the three month periods ended December 31, 2017 and January 1, 2017:

(in millions)	December 31, 2017	January 1, 2017
HHI distribution center consolidation	$15.2	$—
GAC business rationalization initiative	4.0	1.5
PET rightsizing initiative	0.6	—
Other restructuring activities	0.6	0.7
Total restructuring and related charges	$20.4	$2.2
Reported as:
Cost of goods sold	$1.8	$1.1
Operating expense	18.6	1.1

The following is a summary of restructuring and related charges for the three month periods ended December 31, 2017 and January 1, 2017 and cumulative costs for current restructuring initiatives as of December 31, 2017, by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended December 31, 2017	$1.1	$19.3	$20.4
For the three month period ended January 1, 2017	0.8	1.4	2.2
Cumulative costs through December 31, 2017	12.1	73.9	86.0
Future costs to be incurred	0.2	16.0	16.2

Termination costs consist of involuntary employee termination benefits and severance pursuant to a one-time benefit arrangement recognized as part of a restructuring initiative. Other costs consist of non-termination type costs related to restructuring initiatives such as incremental costs to consolidate or close facilities, relocate employees, cost to retrain employees to use newly deployed assets or systems, lease termination costs, and redundant or incremental transitional operating costs and customer fines and penalties during transition, among others.

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three month period ended December 31, 2017.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2017	$7.2	$9.8	$17.0
Provisions	0.4	(1.9)	(1.5)
Cash expenditures	(1.6)	(0.8)	(2.4)
Non-cash items	0.1	—	0.1
Accrual balance at December 31, 2017	$6.1	$7.1	$13.2

The following summarizes restructuring and related charges by segment for the three month periods ended December 31, 2017 and January 1, 2017, cumulative costs incurred through December 31, 2017, and future expected costs to be incurred by segment:

(in millions)	PET	HHI	GAC	Corporate	Total
For the three month period ended December 31, 2017	$0.6	$15.2	$4.0	$0.6	$20.4
For the three month period ended January 1, 2017	0.6	0.1	1.5	—	2.2
Cumulative costs through December 31, 2017	8.8	42.6	33.6	1.0	86.0
Future costs to be incurred	0.2	12.3	1.2	2.5	16.2

NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of December 31, 2017 and September 30, 2017 was $29.0 million and $23.5 million, respectively. The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 35% and 36% of Net Sales for the three month periods ended December 31, 2017 and January 1, 2017, respectively; and 30% and 36% of Trade Receivables at December 31, 2017 and September 30, 2017, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following:

(in millions)	December 31, 2017	September 30, 2017
Raw materials	$103.2	$95.7
Work-in-process	51.1	35.5
Finished goods	426.4	365.1
	$580.7	$496.3

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	December 31, 2017	September 30, 2017
Land, buildings and improvements	$148.4	$145.7
Machinery, equipment and other	386.0	379.3
Capital leases	212.2	210.7
Construction in progress	45.7	40.4
Property, plant and equipment	$792.3	$776.1
Accumulated depreciation	(286.3)	(272.5)
Property, plant and equipment, net	$506.0	$503.6

Depreciation expense from property, plant and equipment for the three month periods ended December 31, 2017 and January 1, 2017 was $18.0 million and $14.6 million, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	HHI	PET	H&G	GAC	Total
As of September 30, 2017	708.7	437.1	196.5	934.8	2,277.1
Foreign currency impact	0.1	(0.4)	—	(0.4)	(0.7)
As of December 31, 2017	$708.8	$436.7	$196.5	$934.4	$2,276.4

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	December 31, 2017			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$672.6	$(232.4)	$440.2	$671.7	$(222.3)	$449.4
Technology assets	231.6	(101.2)	130.4	194.6	(59.7)	134.9
Tradenames	5.5	(2.8)	2.7	18.5	(15.1)	3.4
Total	$909.7	$(336.4)	$573.3	$884.8	$(297.1)	$587.7

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	17.9 years
Technology assets	6 - 18 years	11.4 years
Tradenames	5 - 13 years	6.2 years

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,025.3 million and $1,024.3 million as of December 31, 2017 and September 30, 2017, respectively. There was no impairment loss on indefinite-lived trade names for the three month periods ended December 31, 2017 and January 1, 2017.

Amortization expense from intangible assets for the three month periods ended December 31, 2017 and January 1, 2017 was $15.0 million and $15.4 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2018	$57.5
2019	57.4
2020	55.0
2021	49.7
2022	48.0

NOTE 10 - DEBT

Debt for SBH and SB/RH consists of the following:

	December 31, 2017		September 30, 2017
(in millions)	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,241.1	3.5%	$1,244.2	3.4%
CAD Term Loan, variable rate, due June 23, 2022	34.3	5.0%	59.0	4.9%
4.00% Notes, due October 1, 2026	507.6	4.0%	500.9	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	226.0	4.1%	—	—%
Other notes and obligations	4.0	8.0%	4.7	8.0%
Obligations under capital leases	200.7	5.7%	200.0	5.7%
Total debt	4,033.7		3,828.8
Unamortized discount on debt	(3.3)		(3.7)
Debt issuance costs	(51.1)		(53.1)
Less current portion	(20.1)		(19.4)
Long-term debt, net of current portion	$3,959.2		$3,752.6

The Term Loans and Revolver Facility are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), plus margin of 2.00% per annum, or base rate plus margin of 1.00% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.50% per annum, or base rate with a 1.75% floor plus 2.50% per annum, (iii) the Revolver Facility is subject to either adjusted LIBOR plus margin ranging from 1.75% to 2.25% per annum, or base rate plus margin ranging from 0.75% to  1.25% per annum. As a result of borrowings and payments under the Revolver Facility, at December 31, 2017, the Company had borrowing availability of $454.4 million, net outstanding letters of credit of $18.0 million and a $1.5 million amount allocated to a foreign subsidiary.

NOTE 11 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. At December 31, 2017 and September 30, 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $0.1 million, net of tax. The Company’s interest rate swap derivative financial instruments at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017		September 30, 2017
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.3	$300.0	2.6

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 31, 2017, the Company had a series of brass swap contracts outstanding through June 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.6 million, net of tax. The Company had the following commodity swap contracts outstanding as of December 31, 2017 and September 30, 2017.

	December 31, 2017		September 30, 2017
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.2 Tons	$6.4	1.3 Tons	$6.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At December 31, 2017, the Company had a series of foreign exchange derivative contracts outstanding through August 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.8 million, net of tax. At December 31, 2017 and September 30, 2017, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $53.2 million and $67.5 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 10 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of December 31, 2017, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 31, 2017, the Company had a series of forward exchange contracts outstanding through January 2018. At December 31, 2017 and September 30, 2017, the Company had $90.5 million and $62.9 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	December 31, 2017	September 30, 2017
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$0.9	$0.6
Commodity swaps - designated as hedge	Deferred charges and other	0.1	—
Interest rate swaps - designated as hedge	Receivables—Other	0.1	—
Interest rate swaps - designated as hedge	Deferred charges and other	2.1	0.4
Foreign exchange contracts - designated as hedge	Receivables—Other	0.2	0.2
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.4	0.3
Total Derivative Assets		$3.8	$1.5
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$—	$0.5
Interest rate swaps - designated as hedge	Accrued interest	0.2	0.2
Foreign exchange contracts - designated as hedge	Accounts payable	1.3	2.3
Foreign exchange contracts - designated as hedge	Other long-term liabilities	—	0.3
Total Derivative Liabilities		$1.5	$3.3

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of December 31, 2017 and September 30, 2017.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of December 31, 2017 and September 30, 2017, there was no cash collateral outstanding. In addition, as of December 31, 2017 and September 30, 2017, the Company had no posted standby letters of credit related to such liability positions.

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three month periods ended December 31, 2017 and January 1, 2017, pretax:

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Continuing Operations		Ineffective portion
December 31, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$2.0	Interest expense	$(0.3)	Interest expense	$—
Commodity swaps	1.8	Cost of goods sold	0.3	Cost of goods sold	—
Net investment hedge	(6.6)	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	—	Net sales	0.1	Net sales	—
Foreign exchange contracts	2.0	Cost of goods sold	0.2	Cost of goods sold	—
Total	$(0.8)		$0.3		$—

	Effective Portion
For the three month period ended	Gain (Loss)	Reclassified to Continuing Operations		Ineffective portion
January 1, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$0.1	Interest expense	$(0.3)	Interest expense	$—
Commodity swaps	0.1	Cost of goods sold	—	Cost of goods sold	—
Net investment hedge	32.5	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	0.2	Net sales	—	Net sales	—
Foreign exchange contracts	10.3	Cost of goods sold	0.1	Cost of goods sold	—
Total	$43.2		$(0.2)		$—

For the three month period ended December 31, 2017, there was $1.2 million of gains from commodity swaps and $4.1 million of losses from foreign exchange contracts reclassified from AOCI to income from discontinued operations.  For the three month period ended January 1, 2017, there was $0.8 million of gains from commodity swaps and $4.2 million of gains from foreign exchange contracts reclassified from AOCI to income from discontinued operations.

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three month periods ended December 31, 2017 and January 1, 2017:

(in millions)	Line Item	December 31, 2017	January 1, 2017
Foreign exchange contracts	Other non-operating expenses, net	0.3	(2.1)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 11 - Derivatives for additional detail. The fair value of derivative instruments as of December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017		September 30, 2017
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$3.8	$3.8	$1.5	$1.5
Derivative Liabilities	$1.5	$1.5	$3.3	$3.3

The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The carrying value and fair value for debt as of December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017		September 30, 2017
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,979.3	$4,175.0	$3,772.0	$3,973.1
Total debt - SB/RH	$3,979.3	$4,175.0	$3,772.0	$3,973.1

NOTE 13 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s pension and deferred compensation plans for the three month periods ended December 31, 2017, and January 1, 2017 are as follows:

	Non U.S. Plans
(in millions)	December 31, 2017	January 1, 2017
Service cost	$0.5	$0.7
Interest cost	0.5	0.4
Expected return on assets	(0.4)	(0.3)
Recognized net actuarial loss	0.3	0.5
Net periodic benefit cost	$0.9	$1.3
Weighted average assumptions
Discount rate	1.13 - 7.50%	1.00 - 8.68%
Expected return on plan assets	1.13 - 3.50%	1.00 - 3.50%
Rate of compensation increase	1.37 - 7.00%	2.25 - 7.00%

Company contributions to its pension and deferred compensation plans, including discretionary amounts, for the three months ended December 31, 2017 and January 1, 2017, are $0.4 million and $0.3 million, respectively.

NOTE 14 - SHARE BASED COMPENSATION

The Company measures the compensation expense of its Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite service period of the awards.  Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time.  In addition to RSUs, the Company also provides for a portion of its annual management incentive compensation plan to be paid in common stock of the Company, in lieu of cash payment, and is considered a liability plan.  Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income.  The following is a summary of share based compensation expense for the three month periods ended December 31, 2017 and January 1, 2017.

(in millions)	December 31, 2017	January 1, 2017
SBH	$3.8	$7.2
SB/RH	3.3	6.2

Share based compensation expense associated with the annual management incentive plan was $2.4 million for the three month period ended January 1, 2017.  The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at December 31, 2017 was $43.4 million and $42.4 million, respectively.

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Time-based grants	0.1	$113.29	$10.4	0.1	$114.74	$8.9
Performance-based grants
Vesting in 12 to 24 months	0.1	110.17	12.8	0.1	110.17	12.8
Vesting in more than 24 months	0.1	110.17	12.8	0.1	110.17	$12.8
Total performance-based grants	0.2	$110.17	$25.6	0.2	$110.17	$25.6
Total grants	0.3	$111.06	$36.0	0.3	$111.33	$34.5

A summary of the activity in the Company’s RSUs during the three month period ended December 31, 2017 is as follows:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2017	0.8	$114.67	$87.2	0.7	$116.32	$82.4
Granted	0.3	111.06	36.0	0.3	111.33	34.5
Forfeited	—	123.78	(0.2)	—	123.78	(0.2)
Vested	(0.5)	113.24	(51.7)	(0.4)	114.30	(47.4)
At December 31, 2017	0.6	$113.82	$71.3	0.6	$115.12	$69.3

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of AOCI, net of tax, for the three month period ended December 31, 2017 was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Accumulated other comprehensive loss, as of September 30, 2017	$(131.2)	$(26.0)	$(52.4)	$(209.6)
Other comprehensive loss before reclassification	(9.3)	(0.8)	(0.7)	(10.8)
Amounts reclassified from accumulated other comprehensive loss	—	2.6	0.8	3.4
Other comprehensive (loss) income	(9.3)	1.8	0.1	(7.4)
Deferred tax effect	7.2	—	—	7.2
Deferred tax valuation allowance	0.1	—	—	0.1
Other comprehensive (loss) income, net of tax	(2.0)	1.8	0.1	(0.1)
Other comprehensive income attributable to non-controlling interest	0.2	—	—	0.2
Other comprehensive (loss) income attributable to controlling interest	(2.2)	1.8	0.1	(0.3)
Accumulated other comprehensive loss, as of December 31, 2017	$(133.4)	$(24.2)	$(52.3)	$(209.9)

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Income for the three month periods ended December 31, 2017 and January 1, 2017 were as follows:

(in millions)	December 31, 2017	January 1, 2017
Cost of goods sold	$0.1	$0.3
Selling expenses	0.1	0.2
General and administrative expenses	0.1	—
Amounts reclassified from accumulated other comprehensive loss	$0.3	$0.5

For the three month period ended December 31, 2017, there was $0.5 million of expense reclassified from AOCI associated with employee benefit plan costs recognized in income from discontinued operations.  For the three month period ended January 1, 2017 there was $0.8 million of gains reclassified from AOCI associated with employee benefit plan costs recognized in discontinued operations.

See Note 11 - Derivatives for amounts reclassified from AOCI from the Company’s derivative hedging activity.

NOTE 16 - INCOME TAXES

The effective tax rate for the three month periods ended December 31, 2017 and January 1, 2017 was as follows:

Effective tax rate	December 31, 2017	January 1, 2017
SBH	2,176.4%	34.6%
SB/RH	5,138.1%	39.2%

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since the Company files its U.S. tax returns on a September fiscal year basis, its US tax rate for Fiscal 2018 will be a blended rate of 24.53%.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $206.7 million tax benefit in the Company’s net income from continuing operations for the three month period ended December 31, 2017.  The Company determined the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because certain of the timing differences reversing at the Company’s Fiscal 2018 blended rate must be estimated until the Fiscal 2018 reversing timing differences are known.

As of December 31, 2017, the Company has recorded $41.4 million of valuation allowance against its U.S. state net operating losses. It is currently unclear which of the Tax Reform Act provisions will be adopted by U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). The Company had an estimated $623.1 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $78.8 million of income tax expense in the Company’s net income from continuing operations for the three month period ended December 31, 2017.  The mandatory repatriation tax is payable over 8 years.  The repatriation tax liability is classified as Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position as of December 31, 2017.  The provisional tax expense for the mandatory repatriation is based on currently available information and additional information needs to be prepared, obtained and analyzed in order to determine the final amount, including further analysis of certain foreign exchange gains or losses, earnings and profits, foreign tax credits, and estimated cash and cash equivalents as of the measurement dates in the Tax Reform Act. Tax effects for changes to these items will be recorded in a subsequent quarter, as discrete adjustments to our income tax provision, once complete.

The Tax Reform Act provides for additional limitations on the deduction of business interest expense, effective with the Company’s Fiscal 2019 tax year. Unused interest deductions can be carried forward and may be used in future years to the extent the interest limitation is not exceeded in those periods. It is possible that a portion of the Company’s future U.S. interest expense could be nondeductible and impact the Company’s effective tax rate.

The Tax Reform Act also contains additional limits on deducting compensation, including performance-based compensation, in excess of $1 million paid to certain executive officers for any fiscal year, effective with the Company’s Fiscal 2019 tax year. The Company’s future compensation payments will be subject to these limits, which could impact the Company’s effective tax rate.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal year 2019.  The Company has not recorded any impact associated with either GILTI or BEAT in the tax rate for the three month period ended December 31, 2018.  The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or treating such taxes as a current-period expense when incurred.  Due to the complexity of calculating GILTI under the new law, we have not determined which method we will apply.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the three month period ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental.  The Company has provided for an estimated cost of $4.3 million and $4.4 million, as of December 31, 2017 and September 30, 2017, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites.  The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of December 31, 2017 and September 30, 2017, the Company recognized $4.0 million and $5.3 million in product liability accruals, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $5.7 million and $5.4 million of warranty accruals as of December 31, 2017 and September 30, 2017, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. As a result, the Company recognized a loss related to the recall of $7.3 million for the three month period ended December 31, 2017, which comprised of inventory write-offs of $1.6 million for inventory at our distribution centers and production facilities that were considered obsolete and disposed, customer losses of $0.4 million for returned or disposed product held by our customers, and $5.3 million of incremental costs for disposal and operating costs during a temporary shutdown and subsequent start-up of production facilities impacted by the recall. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The impacted production facilities are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals have been received.  The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. The Company’s estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as the Company continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against the Company related to the recalled product.

NOTE 18 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions.  Effective December 29, 2017, the Company approved a plan to sell its GBA segment.  As a result, the Company’s assets and liabilities associated with the GBA segment have been classified as discontinued operations; and reported separately for all periods presented.  See Note 3 – Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations.  The Company manages its continuing operations in vertically integrated, product-focused reporting segments: (i) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, security and plumbing business; (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iii) Home and Garden, which consists of the Company’s home and garden and insect control business and (iv) Global Auto Care, which consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.  Net sales relating to the segments of the Company for the three month periods ended December 31, 2017 and January 1, 2017 are as follows:

Net sales to external customers (in millions)	December 31, 2017	January 1, 2017
Hardware & Home Improvement	325.9	288.8
Global Pet Supplies	202.4	194.2
Home and Garden	49.3	49.8
Global Auto Care	68.9	69.5
Net sales	$646.5	$602.3

The Chief Operating Decision Maker uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the three month period ended December 31, 2017, other adjustments consisted of costs for a non-recurring voluntary recall of rawhide product by the PET segment (See Note 17 – Commitments and Contingencies for further details) and professional fees associated with non-acquisition based strategic initiatives of SBH.  Segment Adjusted EBITDA in relation to the Company’s reportable segments for the three month periods ended December 31, 2017 and January 1, 2017, is as follows:

	SBH		SB/RH
Segment Adjusted EBITDA (in millions)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Hardware & Home Improvement	60.0	59.2	60.0	59.2
Global Pet Supplies	34.1	30.7	34.1	30.7
Home and Garden	5.4	5.7	5.4	5.7
Global Auto Care	14.8	19.8	14.8	19.8
Total Segment Adjusted EBITDA	114.3	115.4	114.3	115.4
Corporate expenses	8.6	10.2	8.4	10.0
Depreciation and amortization	33.0	30.0	33.0	30.0
Share-based compensation	3.8	7.2	3.3	6.2
Acquisition and integration related charges	5.2	3.3	5.2	3.3
Restructuring and related charges	20.4	2.2	20.4	2.2
Interest expense	38.6	43.0	38.6	43.3
Inventory acquisition step-up	0.8	—	0.8	—
Pet safety recall	7.3	—	7.3	—
Other	2.5	—	—	—
(Loss) income from operations before income taxes	$(5.9)	$19.5	$(2.7)	$20.4

NOTE 19 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three month periods ended December 31, 2017 and January 1, 2017 are as follows:

(in millions, except per share amounts)	December 31, 2017	January 1, 2017
Numerator
Net income from continuing operations attributable to controlling interest	$119.3	$12.7
Income from discontinued operations attributable to controlling interest	40.8	52.5
Net income attributable to controlling interest	160.1	65.2
Denominator
Weighted average shares outstanding - basic	57.7	59.3
Dilutive shares	—	0.2
Weighted average shares outstanding - diluted	57.7	59.5
Earnings per share
Basic earnings per share from continuing operations	$2.07	$0.21
Basic earnings per share from discontinued operations	0.70	0.89
Basic earnings per share	$2.77	$1.10
Diluted earnings per share from continuing operations	$2.07	$0.21
Diluted earnings per share from discontinued operations	0.70	0.89
Diluted earnings per share	$2.77	$1.10
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.4	0.4

NOTE 20 - GUARANTOR STATEMENTS – SB/RH

Spectrum Brands, Inc. (“SBI”) with SB/RH as a parent guarantor (collectively, the “Parent”), with SBI’s domestic subsidiaries as subsidiary guarantors, has issued the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. The ‘Parent’ consists of the financial statements of SBI as the debt issuer, with SB/RH as a parent guarantor, without consolidated entities. SB/RH financial information is not presented separately as there are no independent assets or operations and is therefore determined not to be material. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$3.6	$0.7	$133.6	$—	$137.9
Trade receivables, net	92.0	108.6	77.8	—	278.4
Intercompany receivables	—	1,249.4	325.2	(1,574.6)	—
Other receivables	18.4	6.2	10.2	(1.1)	33.7
Inventories	198.8	257.8	140.4	(16.3)	580.7
Prepaid expenses and other	30.9	10.3	15.0	—	56.2
Current assets of business held for sale	1,004.2	123.8	867.4	(4.8)	1,990.6
Total current assets	1,347.9	1,756.8	1,569.6	(1,596.8)	3,077.5
Property, plant and equipment, net	179.0	178.1	148.9	—	506.0
Long-term intercompany receivables	296.6	80.9	12.5	(390.0)	—
Deferred charges and other	246.9	2.9	38.1	(236.9)	51.0
Goodwill	568.6	1,463.4	244.4	—	2,276.4
Intangible assets, net	398.1	1,017.6	182.9	—	1,598.6
Investments in subsidiaries	4,839.3	1,352.3	—	(6,191.6)	—
Total assets	$7,876.4	$5,852.0	$2,196.4	$(8,415.3)	$7,509.5
Liabilities and Shareholder's Equity
Current portion of long-term debt	$14.5	$4.4	$4.6	$(3.4)	$20.1
Accounts payable	87.5	115.0	118.2	—	320.7
Intercompany accounts payable	1,576.0	—	—	(1,576.0)	—
Accrued wages and salaries	8.4	2.3	17.2	—	27.9
Accrued interest	40.7	—	—	—	40.7
Other current liabilities	43.1	18.8	55.8	(1.1)	116.6
Current liabilities of business held for sale	147.9	1.8	458.5	—	608.2
Total current liabilities	1,918.1	142.3	654.3	(1,580.5)	1,134.2
Long-term debt, net of current portion	3,858.5	91.7	9.0	—	3,959.2
Long-term intercompany debt	12.5	282.7	90.0	(385.2)	—
Deferred income taxes	—	489.9	49.9	(241.9)	297.9
Other long-term liabilities	90.2	6.1	40.9	—	137.2
Total liabilities	5,879.3	1,012.7	844.1	(2,207.6)	5,528.5
Shareholder's equity:
Other capital	2,088.1	1,041.5	(1,124.3)	74.3	2,079.6
Accumulated earnings	119.3	3,969.4	2,630.0	(6,617.2)	101.5
Accumulated other comprehensive loss	(210.3)	(171.6)	(163.2)	335.2	(209.9)
Total shareholder's equity	1,997.1	4,839.3	1,342.5	(6,207.7)	1,971.2
Non-controlling interest	—	—	9.8	—	9.8
Total equity	1,997.1	4,839.3	1,352.3	(6,207.7)	1,981.0
Total liabilities and equity	$7,876.4	$5,852.0	$2,196.4	$(8,415.3)	$7,509.5

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$6.0	$4.8	$157.4	$—	$168.2
Trade receivables, net	85.4	102.4	78.2	—	266.0
Intercompany receivables	0.7	1,288.1	335.4	(1,624.2)	—
Other receivables	4.4	4.7	10.6	(1.0)	18.7
Inventories	184.7	205.6	126.4	(20.4)	496.3
Prepaid expenses and other	30.9	8.6	14.6	0.1	54.2
Current assets of business held for sale	228.7	0.2	378.4	(4.3)	603.0
Total current assets	540.8	1,614.4	1,101.0	(1,649.8)	1,606.4
Property, plant and equipment, net	182.2	178.9	142.5	—	503.6
Long-term intercompany receivables	317.2	96.6	12.5	(426.3)	—
Deferred charges and other	244.2	3.0	35.6	(254.4)	28.4
Goodwill	568.6	1,463.4	245.1	—	2,277.1
Intangible assets, net	401.4	1,027.7	182.9	—	1,612.0
Investments in subsidiaries	4,730.1	1,290.3	—	(6,020.4)	—
Noncurrent assets of business held for sale	814.3	124.4	437.7	—	1,376.4
Total assets	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.8	$4.3	$5.2	$(3.9)	$19.4
Accounts payable	122.2	108.3	141.1	—	371.6
Intercompany accounts payable	1,629.6	—	—	(1,629.6)	—
Accrued wages and salaries	28.2	2.3	20.1	—	50.6
Accrued interest	48.5	—	—	—	48.5
Other current liabilities	50.1	25.6	44.2	(1.0)	118.9
Current liabilities of business held for sale	176.6	0.9	322.4	—	499.9
Total current liabilities	2,069.0	141.4	533.0	(1,634.5)	1,108.9
Long-term debt, net of current portion	3,650.8	92.1	9.7	—	3,752.6
Long-term intercompany debt	12.6	302.1	102.4	(417.1)	—
Deferred income taxes	177.9	523.5	52.0	(260.2)	493.2
Other long-term liabilities	11.5	6.1	40.4	—	58.0
Noncurrent liabilities of business held for sale	22.8	3.4	129.6	—	155.8
Total liabilities	5,944.6	1,068.6	867.1	(2,311.8)	5,568.5
Shareholder's equity:
Other capital	2,107.1	1,089.9	(1,075.0)	(43.0)	2,079.0
Accumulated (deficit) earnings	(42.8)	3,814.1	2,521.6	(6,335.7)	(42.8)
Accumulated other comprehensive loss	(210.1)	(173.9)	(165.2)	339.6	(209.6)
Total shareholder's equity	1,854.2	4,730.1	1,281.4	(6,039.1)	1,826.6
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,854.2	4,730.1	1,290.2	(6,039.1)	1,835.4
Total liabilities and equity	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9

Statement of Income		Guarantor	Nonguarantor
Three month period ended December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$334.1	$386.3	$290.7	$(364.6)	$646.5
Cost of goods sold	254.6	297.3	220.5	(368.6)	403.8
Restructuring and related charges	—	1.7	0.1	—	1.8
Gross profit	79.5	87.3	70.1	4.0	240.9
Selling	43.9	36.5	32.9	—	113.3
General and administrative	24.0	24.7	10.9	—	59.6
Research and development	1.7	3.0	2.3	—	7.0
Acquisition and integration related charges	2.7	1.3	1.2	—	5.2
Restructuring and related charges	15.4	2.4	0.8	—	18.6
Total operating expense	87.7	67.9	48.1	—	203.7
Operating (loss) income	(8.2)	19.4	22.0	4.0	37.2
Interest expense	33.5	4.9	0.2	—	38.6
Other non-operating (income) expense, net	(68.5)	(19.1)	(0.1)	89.0	1.3
Income from operations before income taxes	26.8	33.6	21.9	(85.0)	(2.7)
Income tax (benefit) expense	(98.6)	(34.8)	1.4	0.8	(131.2)
Net income from continuing operations	125.4	68.4	20.5	(85.8)	128.5
Income from discontinued operations, net of tax	41.2	38.3	39.2	(77.8)	40.9
Net income	166.6	106.7	59.7	(163.6)	169.4
Net income attributable to non-controlling interest	—	—	0.9	—	0.9
Net income attributable to controlling interest	$166.6	$106.7	$58.8	$(163.6)	$168.5

Statement of Income		Guarantor	Nonguarantor
Three month period ended January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$379.3	$192.7	$247.3	$(217.0)	$602.3
Cost of goods sold	247.8	137.4	193.8	(216.9)	362.1
Restructuring and related charges	—	1.1	—	—	1.1
Gross profit	131.5	54.2	53.5	(0.1)	239.1
Selling	53.9	20.9	32.1	(0.3)	106.6
General and administrative	33.9	13.7	11.3	(0.1)	58.8
Research and development	2.8	0.7	3.1	—	6.6
Acquisition and integration related charges	2.8	0.1	0.4	—	3.3
Restructuring and related charges	0.5	0.3	0.3	—	1.1
Total operating expense	93.9	35.7	47.2	(0.4)	176.4
Operating income	37.6	18.5	6.3	0.3	62.7
Interest expense	37.7	4.1	1.5	—	43.3
Other non-operating (income) expense, net	(41.7)	(8.2)	(0.9)	49.8	(1.0)
Income from operations before income taxes	41.6	22.6	5.7	(49.5)	20.4
Income tax (benefit) expense	(4.8)	(15.0)	(6.5)	34.2	7.9
Net income from continuing operations	46.4	37.6	12.2	(83.7)	12.5
Income from discontinued operations, net of tax	18.1	18.8	37.3	(21.8)	52.4
Net income	64.5	56.4	49.5	(105.5)	64.9
Net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income attributable to controlling interest	$64.5	$56.4	$49.6	$(105.5)	$65.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$166.6	$106.7	$59.7	$(163.6)	$169.4
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(2.0)	(2.0)	(2.2)	4.2	(2.0)
Unrealized gain on derivative instruments	1.8	4.3	4.3	(8.6)	1.8
Defined benefit pension gain	0.1	0.1	0.1	(0.2)	0.1
Other comprehensive (loss) income	(0.1)	2.4	2.2	(4.6)	(0.1)
Comprehensive income	166.5	109.1	61.9	(168.2)	169.3
Comprehensive income attributable to non-controlling interest	—	—	0.2	—	0.2
Comprehensive income attributable to controlling interest	$166.5	$109.1	$61.7	$(168.2)	$169.1

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$64.5	$56.4	$49.5	$(105.5)	$64.9
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(46.1)	(49.9)	(49.9)	99.8	(46.1)
Unrealized gain on derivative instruments	24.2	4.2	4.3	(8.5)	24.2
Defined benefit pension gain	3.3	3.3	3.4	(6.7)	3.3
Other comprehensive loss	(18.6)	(42.4)	(42.2)	84.6	(18.6)
Comprehensive income	45.9	14.0	7.3	(20.9)	46.3
Comprehensive loss attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income attributable to controlling interest	$45.9	$14.0	$7.6	$(20.9)	$46.6

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended December 31, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(192.2)	$(35.4)	$66.2	$(6.4)	$(167.8)
Net cash provided (used) by operating activities from discontinued operations	5.5	0.1	(3.9)	(17.0)	(15.3)
Net cash (used) provided by operating activities	(186.7)	(35.3)	62.3	(23.4)	(183.1)
Cash flows from investing activities	.
Purchases of property, plant and equipment	(3.9)	(3.8)	(10.2)	—	(17.9)
Proceeds from sales of property, plant and equipment	0.5	0.1	—	—	0.6
Net cash used by investing activities from continuing operations	(3.4)	(3.7)	(10.2)	—	(17.3)
Net cash used by investing activities from discontinued operations	(4.7)	—	(2.2)	—	(6.9)
Net cash used by investing activities	(8.1)	(3.7)	(12.4)	—	(24.2)
Cash flows from financing activities
Proceeds from issuance of debt	226.0	—	0.1	—	226.1
Payment of debt	(28.9)	—	(0.9)	—	(29.8)
Payment of debt issuance costs	(0.1)	—	—	—	(0.1)
Payment of cash dividends to parent	(24.2)	—	—	—	(24.2)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash provided (used) by financing activities from continuing operations	193.7	34.9	(80.0)	23.4	172.0
Net cash (used) provided by financing activities from discontinued operations	(1.3)	—	6.5	—	5.2
Net cash provided (used) by financing activities	192.4	34.9	(73.5)	23.4	177.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net decrease in cash and cash equivalents	(2.4)	(4.1)	(23.8)	—	(30.3)
Cash and cash equivalents, beginning of period	6.0	4.8	157.4	—	168.2
Cash and cash equivalents, end of period	$3.6	$0.7	$133.6	$—	$137.9

Statement of Cash Flows		Guarantor	Nonguarantor
Three month period ended January 1, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(21.9)	$67.4	$251.2	$(379.8)	$(83.1)
Net cash provided (used) by operating activities from discontinued operations	4.6	—	(4.4)	65.5	65.7
Net cash (used) provided by operating activities	(17.3)	67.4	246.8	(314.3)	(17.4)
Cash flows from investing activities				—
Purchases of property, plant and equipment	(6.0)	(7.3)	(7.8)	—	(21.1)
Other investing activities	—	(0.8)	—	—	(0.8)
Net cash used by investing activities from continuing operations	(6.0)	(8.1)	(7.8)	—	(21.9)
Net cash used by investing activities from discontinued operations	(4.8)	—	(2.0)	—	(6.8)
Net cash used by investing activities	(10.8)	(8.1)	(9.8)	—	(28.7)
Cash flows from financing activities
Proceeds from issuance of debt	197.2	—	3.1	—	200.3
Payment of debt	(133.9)	—	—	—	(133.9)
Payment of debt issuance costs	(0.5)	—	—	—	(0.5)
Payment of cash dividends to parent	(147.6)	—	—	—	(147.6)
Advances related to intercompany transactions	20.5	(62.2)	(272.6)	314.3	—
Net cash used by financing activities from continuing operations	(64.3)	(62.2)	(269.5)	314.3	(81.7)
Net cash (used) provided by financing activities from discontinued operations	(0.2)	—	6.8	—	6.6
Net cash used by financing activities	(64.5)	(62.2)	(262.7)	314.3	(75.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.4)	—	(6.4)
Net decrease in cash and cash equivalents	(92.6)	(2.9)	(32.1)	—	(127.6)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$6.0	$0.2	$137.0	$—	$143.2

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

Business Overview

Refer to Note 1 – Basis of Presentation and Nature of Business to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for an overview of our business.

Divestitures

The assets and liabilities associated with the GBA segment have been classified as held for sale and the respective operations have been classified as discontinued operations and reported separately for all periods presented.  The exclusion of the GBA segment from the results of operations from continuing operations may have a significant impact on the comparability of consolidated results of operations.  See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Acquisitions

The following acquisition activity has a significant impact on the comparability of the financial results on the consolidated financial statements.

•

PetMatrix – On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Condensed Consolidated Statements of Income and reported within the PET reporting segment for the three month period ended December 31, 2017.

•

GloFish – On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statement of Income and reported within the PET reporting segment for the three month period ended December 31, 2017.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•	GAC Business Rationalization Initiative, which began in the third quarter of the year ended September 30, 2016 and is anticipated to be incurred through September 30, 2018;
•	PET Rightsizing Initiative, which began during the second quarter of the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018; and
•	HHI Distribution Center Consolidation, which began in second quarter of the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018.

See Note 5 - Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly report for additional detail.

Safety Recall

On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. The Company incurred losses of $7.3 million for the three month period ended December 31, 2017, which comprised of $5.7 million for customer losses and direct incremental costs incurred by the Company, and $1.6 million of incremental inventory write-offs associated with inventory that was determined to be obsolete. The Company suspended production at facilities impacted by the product safety recall,  completed a comprehensive manufacturing review and recommenced production during the fourth quarter ended September 30, 2017.  Production facilities impacted by the recall are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until the appropriate regulatory approvals have been received. See Note 17 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since the Company files its U.S. tax returns on a September fiscal year basis, its US tax rate for Fiscal 2018 will be a blended rate of 24.53%.    The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the three month period ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  See Note 16 – Income Taxes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended December 31, 2017 compared to net sales for the three month period ended January 1, 2017, respectively:

	December 31, 2017
Three Month Period Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales January 1, 2017	Variance
Hardware & Home Improvement	325.9	(2.1)	323.8	—	323.8	288.8	35.0	12.1%
Global Pet Supplies	202.4	(4.8)	197.6	(24.8)	172.8	194.2	(21.4)	(11.0%)
Home and Garden	49.3	—	49.3	—	49.3	49.8	(0.5)	(1.0%)
Global Auto Care	68.9	(0.6)	68.3	—	68.3	69.5	(1.2)	(1.7%)
Total	$646.5	$(7.5)	$639.0	$(24.8)	$614.2	$602.3	11.9	2.0%

Adjusted EBITDA. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods. It also facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA is also used for determining compliance with the Company’s debt covenant. See Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report, for additional detail.

EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes:

•

Stock based compensation expense as it is a non-cash based compensation cost, see Note 14 - Share Based Compensation to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4 - Acquisition and Integration Costs to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•

Restructuring and related charges, which consist of project costs associated with restructuring initiatives across the segments, see Note 5 - Restructuring and Related Charges to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

•	Non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition (when applicable);
•	Non-cash asset impairments or write-offs realized (when applicable); and
•	Other adjustments as further discussed.

During the three month period ended December 31, 2017, other adjustments consist of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment (see Note 17 - Commitment and Contingencies to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details) and professional fees associated with non-acquisition based strategic initiatives of the Company.

The following is a reconciliation of net income to adjusted EBITDA for the three month period ended December 31, 2017 and January 1, 2017, respectively for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended December 31, 2017
Net income from continuing operations	$31.1	$12.9	$0.7	$6.7	$68.7	$120.1
Income tax benefit	—	—	—	—	(126.0)	(126.0)
Interest expense	—	—	—	—	38.6	38.6
Depreciation and amortization	11.0	10.4	4.7	3.9	3.0	33.0
EBITDA	42.1	23.3	5.4	10.6	(15.7)	65.7
Share based compensation	—	—	—	—	3.8	3.8
Acquisition and integration related charges	2.7	2.1	—	0.2	0.2	5.2
Restructuring and related charges	15.2	0.6	—	4.0	0.6	20.4
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	7.3	—	—	—	7.3
Other	—	—	—	—	2.5	2.5
Adjusted EBITDA	$60.0	$34.1	$5.4	$14.8	$(8.6)	$105.7
Three Month Period Ended January 1, 2017
Net income from continuing operations	$48.4	$19.4	$1.6	$13.1	$(69.7)	$12.8
Income tax expense	—	—	—	—	6.7	6.7
Interest expense	—	—	—	—	43.0	43.0
Depreciation and amortization	8.9	10.6	4.1	3.9	2.5	30.0
EBITDA	57.3	30.0	5.7	17.0	(17.5)	92.5
Share based compensation	—	—	—	—	7.2	7.2
Acquisition and integration related charges	1.8	0.1	—	1.3	0.1	3.3
Restructuring and related charges	0.1	0.6	—	1.5	—	2.2
Adjusted EBITDA	$59.2	$30.7	$5.7	$19.8	$(10.2)	$105.2

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended December 31, 2017 and January 1, 2017 for SB/RH.

SB/RH HOLDINGS, LLC (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended December 31, 2017
Net income from continuing operations	$31.1	$12.9	$0.7	$6.7	$77.1	$128.5
Income tax benefit	—	—	—	—	(131.2)	(131.2)
Interest expense	—	—	—	—	38.6	38.6
Depreciation and amortization	11.0	10.4	4.7	3.9	3.0	33.0
EBITDA	42.1	23.3	5.4	10.6	(12.5)	68.9
Share based compensation	—	—	—	—	3.3	3.3
Acquisition and integration related charges	2.7	2.1	—	0.2	0.2	5.2
Restructuring and related charges	15.2	0.6	—	4.0	0.6	20.4
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	7.3	—	—	—	7.3
Adjusted EBITDA	$60.0	$34.1	$5.4	$14.8	$(8.4)	$105.9
Three Month Period Ended January 1, 2017
Net income from continuing operations	$48.4	$19.4	$1.6	$13.1	$(70.0)	$12.5
Income tax expense	—	—	—	—	7.9	7.9
Interest expense	—	—	—	—	43.3	43.3
Depreciation and amortization	8.9	10.6	4.1	3.9	2.5	30.0
EBITDA	57.3	30.0	5.7	17.0	(16.3)	93.7
Share based compensation	—	—	—	—	6.2	6.2
Acquisition and integration related charges	1.8	0.1	—	1.3	0.1	3.3
Restructuring and related charges	0.1	0.6	—	1.5	—	2.2
Adjusted EBITDA	$59.2	$30.7	$5.7	$19.8	$(10.0)	$105.4

Consolidated Results of Operations

The following is summarized consolidated results of operations for Spectrum Brands Holdings, Inc. for the three month periods ended December 31, 2017 and January 1, 2017 respectively:

(in millions, except %)	December 31, 2017	January 1, 2017	Variance
Net sales	$646.5	$602.3	$44.2	7.3%
Gross profit	240.9	239.1	1.8	0.8%
Operating expenses	206.9	177.6	29.3	16.5%
Interest expense	38.6	43.0	(4.4)	(10.2%)
Income tax expense	(126.0)	6.7	(132.7)	(1,980.6%)
Net income from continuing operations	120.1	12.8	107.3	838.3%
Income from discontinued operations, net of tax	40.9	52.4	(11.5)	(21.9%)
Net income	161.0	65.2	95.8	146.9%

Net Sales. Net sales for the three month period ended December 31, 2017 increased $44.2 million, or 7.3%, compared to the three month period ended January 1, 2017. Organic net sales increased $11.9 million, or 2.0%, for the three month period ended December 31, 2017. Organic net sales excludes the impact of foreign currency translation and acquisition sales, and is considered a non-GAAP measurement. The following sets forth net sales by segment for the three month periods ended December 31, 2017 and January 1, 2017:

(in millions, except %)	December 31, 2017	January 1, 2017	Variance
Hardware & Home Improvement	325.9	288.8	37.1	12.8%
Global Pet Supplies	202.4	194.2	8.2	4.2%
Home & Garden	49.3	49.8	(0.5)	(1.0%)
Global Auto Care	68.9	69.5	(0.6)	(0.9%)
Net Sales	$646.5	$602.3	44.2	7.3%

The following sets forth the principle components of change in net sales from the three month period ended January 1, 2017 to the three month period ended December 31, 2017:

(in millions)	Net Sales
Net Sales for the three month period ended January 1, 2017	$602.3
Increase due to acquisitions	24.8
Increase in hardware & home improvement	35.0
Decrease in global auto care	(1.2)
Decrease in home & garden	(0.5)
Decrease in global pet supplies	(21.4)
Foreign currency impact, net	7.5
Net Sales for the three month period ended December 31, 2017	$646.5

Gross Profit. For the three month period ended December 31, 2017, gross profit increased $1.8 million compared to the three month period ended January 1, 2017, with a decrease in gross profit margin from 39.7% to 37.3%.  The increase in gross profit is due to the increase in sales volume from our HHI segment and acquisition sales in our PET segment.  The decrease in gross profit margin is attributable to incremental costs and operating inefficiencies from restructuring initiatives in our GAC and HHI segments along with increased production costs associated with start-up costs on facilities impacted by the product safety recall in our PET segment.

Operating Expenses. Operating expenses for the three month period ended December 31, 2017 increased $29.3 million compared to the three month period ended January 1, 2017, primarily attributable to an increase in selling and general and administrative expenses of $9.5 million primarily driven by incremental costs from acquisitions in the prior year and the pet safety recall; increase in restructuring and related charges of $17.5 million related to HHI restructuring initiatives; and an increase in acquisition & integration related charges of $1.9 million due to integration of PetMatrix and GloFish. See Note 4 – Acquisitions and Integration Costs to the Condensed Consolidated Financial Statements, and Note 5 – Restructuring and Related Charges to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense for the three month period ended December 31, 2017 decreased $4.4 million, or 10.2%, from the three month period ended January 1, 2017 due to non-recurring financing costs associated with a premium on the redemption of 6.375% Notes during the three month period ended January 1, 2017.

Income Taxes. Our effective tax rate was significantly impacted for the three month period ended December 31, 2017 by the Tax Cuts and Jobs Act (“Tax Reform Act”). The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since we file U.S. tax returns on a September fiscal year basis, our US tax rate for Fiscal 2018 will be a blended rate of 24.53%.  During the three month period ended December 31, 2017, we recorded a provisional $206.7 million tax benefit for restatement of U.S. deferred tax assets and liabilities and a provisional $78.8 million of income tax expense for the one-time deemed mandatory repatriation.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The provisional tax impacts in our consolidated financial statements for the three month period ended December 31, 2017 may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act.  See Note 16 – Income Taxes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

Income From Discontinued Operations.  Discontinued operations include our GBA segment that is held for sale, which were previously reported as a separate segment within consolidated continuing operations of the Company.  Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented. On January 15, 2018, the Company entered into a definitive Acquisition Agreement with Energizer Holdings, Inc. (“Energizer”) where Energizer will acquire from the Company its Global Battery and Lighting business.  The sale is expected to be realized by December 31, 2018.  The Company is actively marketing the remaining components of the segment consisting of the Home and Personal Care business with interested parties for a separate transaction(s) expected to be entered into and consummated prior to December 31, 2018.  See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and discontinued operations.

Segment Financial Data

Hardware & Home Improvement

(in millions, except %)	December 31, 2017	January 1, 2017	Variance
Net sales	$325.9	$288.8	$37.1		12.8%
Operating income	31.6	46.8	(15.2)		(32.5%)
Operating income margin	9.7%	16.2%	(650)	bps
Adjusted EBITDA	60.0	59.2	0.8		1.4%
Adjusted EBITDA margin	18.4%	20.5%	(210)	bps

Net sales for the three month period ended December 31, 2017 increased $37.1 million, or 12.8%, with an increase in organic net sales of $35.0 million or 12.1%.

•

Security and lockset increased $32.7 million due to increased market share and promotional volumes with traditional retail, increased volumes through e-commerce channels with Amazon promotions, and expanded distribution through our home builder channel.

•	Plumbing accessories increased $3.1 million due to promotional volumes and new product introductions with significant retail partners.
•	Hardware marginally decreased $0.8 million.

Operating income in the three month period ended December 31, 2017 decreased $15.2 million with operating income margin decrease of 650 bps due to incremental costs and inefficiencies driven by the HHI Distribution Center Consolidation restructuring initiative.  Adjusted EBITDA increased $0.8 million primarily driven by the increase in sales volume with an adjusted EBITDA margin decrease of 210 bps from materials inflation, foreign exchange rates, product mix and operational inefficiencies.

Global Pet Supplies

(in millions, except %)	December 31, 2017	January 1, 2017	Variance
Net sales	$202.4	$194.2	$8.2		4.2%
Operating income	13.0	19.5	(6.5)		(33.3%)
Operating income margin	6.4%	10.0%	(360)	bps
Adjusted EBITDA	34.1	30.7	3.4		11.1%
Adjusted EBITDA margin	16.8%	15.8%	100	bps

Net sales for the three month period ended December 31, 2017 increased $8.2 million, or 4.2%, with a decrease in organic net sales of $21.4 million or 11.0%.

•

Companion animal decreased $14.1 million, excluding the impact of acquisition sales of $23.0 million from PetMatrix, with decrease in NA of $7.7 million driven by lower volumes after the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a  decrease in EMEA of $5.7 million due to the exit of a pet food tolling agreement.

•

Aquatics decreased $7.3 million, excluding the impact of acquisition sales of $1.8 million from GloFish, primarily due to product category softness in NA from slower POS and reduction in distribution with retailers.

Operating income for the three month period ended December 31, 2017 decreased $6.5 million with a decrease in operating income margin of 360 bps primarily driven by incremental production costs and inefficiencies for the startup of facilities impacted by the product safety recall, partially offset by improved margin from acquired businesses.  Adjusted EBITDA in the three month period ended December 31, 2017 increased $3.4 million with an adjusted EBITDA margin increase of 100 bps due to improved product mix, and margin from acquired businesses.

Home and Garden

(in millions, except %)	December 31, 2017	January 1, 2017	Variance
Net sales	$49.3	$49.8	$(0.5)		(1.0%)
Operating income	0.8	1.7	(0.9)		(52.9%)
Operating income margin	1.6%	3.4%	(180)	bps
Adjusted EBITDA	5.4	5.7	(0.3)		(5.3%)
Adjusted EBITDA margin	11.0%	11.4%	(40)	bps

Net sales and organic net sales for the three month period ended December 31, 2017 decreased $0.5 million, or 1.0%.

•	Lawn & garden control products decreased $3.5 million due to timing of distribution for seasonal orders with key retail partners.
•	Repellent products increased $1.5 million due to inventory replenishment after recent hurricane activity in the US and growth in e-commerce channels.
•

Household insect control products increased $1.5 million due to increased volumes for recent hurricane activity in the US, partially offset by timing of distribution for seasonal orders with key retail partners.

Operating income for the three month period ended December 31, 2017 decreased $0.9 million with a decline in operating income margin of 180 bps due to sales volumes discussed above.  Adjusted EBITDA in the three month period ended December 31, 2017 decreased $0.3 million with a decline in adjusted EBITDA margin of 40 bps due to sales volumes discussed above.

Global Auto Care

(in millions, except %)	December 31, 2017	January 1, 2017	Variance
Net sales	$68.9	$69.5	$(0.6)		(0.9%)
Operating income	6.7	13.1	(6.4)		(48.9%)
Operating income margin	9.7%	18.8%	(910)	bps
Adjusted EBITDA	14.8	19.8	(5.0)		(25.3%)
Adjusted EBITDA margin	21.5%	28.5%	(700)	bps

Net sales for the three month period ended December 31, 2017 decreased $0.6 million, or 0.9%, with an organic sales decrease of $1.2 million, or 1.7%.

•	Auto appearance products decreased $0.2 million due to timing of shipping and distribution.
•	Refrigerant products decreased $1.4 million due to early purchasing by customers in the prior period in anticipation of commodity cost increases.
•	Auto performance products and other increased $0.4 million due to market growth in EMEA.

Operating income for the three month period ended December 31, 2017 decreased $6.4 million, with an operating income margin decrease of 910 bps due to sales volumes discussed above, product mix, and incremental costs and operating inefficiencies driven by GAC restructuring initiatives.  Adjusted EBITDA for the three month period ended December 31, 2017 decreased by $5.0 million with adjusted EBITDA margin decrease of 700 bps due to sales volumes and product mix previously discussed.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the three month periods ended December 31, 2017 and January 1, 2017:

	SBH		SB/RH
(in millions)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net cash flow from operating activities	$(153.0)	$5.8	$(183.1)	$(17.4)
Net cash flow from investing activities	$(24.2)	$(28.7)	$(24.2)	$(28.7)
Net cash flow from financing activities	$147.1	$(102.7)	$177.2	$(75.1)

Cash Flows from Operating Activities

Cash flows from operating activities decreased $158.8 million during the three month period ended December 31, 2017 due to:

•

Decrease in cash generated from continuing operations of $62.7 million, with a cash payment to Stanley Black and Decker in the prior year of $23.2 million for a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013, plus cash invested in working capital of $84.8 million primarily for payment on accounts payable and accrued expenses in the current period.

•	Decrease in cash generated by discontinued operations of $81.0 million;
•	Increase in cash paid towards restructuring and integration related charges of $15.3 million;
•

Increase in cash paid for interest of $1.8 million including a non-recurring financing costs of $5.6 million associated with a premium on redemption of 6.375% Notes and costs for re-pricing the USD Term Loan in the prior year; partially offset by

•	Decrease in corporate-related expenditures of $1.6 million
•	Decrease in cash paid for income taxes of $0.4 million

Depreciation and Amortization

Depreciation and amortization for the Company was $33.0 million and $30.0 million for the three months ended December 31, 2017, and January 1, 2017, respectively.  The increase in depreciation and amortization is attributable to the recognition of property, plant and equipment and definite lived intangible assets from acquisitions of PetMatrix and GloFish during the year ended September 30, 2017.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased $4.5 million during the three month period ended December 31, 2017 was primarily attributable to an decrease in purchase of property, plant and equipment.

Capital Expenditures

Capital expenditures for the Company are $17.9 million and $21.1 million for the three month periods ended December 31, 2017 and January 1, 2017, respectively.  We expect to make investments in capital projects similar to historical levels.

Cash Flows from Financing Activities

Cash flows from financing activities increased $249.8 million for the three month period ended December 31, 2017 due to incremental payments on debt and purchases of treasury stock in the prior year.

Debt

During the three month period ended December 31, 2017, the Company recognized incremental proceeds from the Revolver Facility of $226.0 million primarily to support working capital, and $10.4 million of other debt financing.  As a result of borrowings and payments under the Revolver Facility, as of December 31, 2017, the Company had borrowing availability of $454.4 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.  The Company made $32.5 million of payments on debt during the three month period ended December 31, 2017.

At December 31, 2017, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

The Company’s access to the capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional information.

Equity

During the three month period ended December 31, 2017 and January 1, 2017, SBH did not issue additional shares of common stock outside the Company’s share-based compensation plans.

SBH made cash dividend payments of $24.2 million and $22.6 million during the three month periods ended December 31, 2017 and January 1, 2017, respectively, with a dividend rate of $0.42 and $0.38 per share, respectively.

From time-to-time we may repurchase outstanding shares of SBH common stock in the open market or otherwise.  On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months.  As of September 30, 2017, the Company had repurchased 1,216,822 shares with an average price of $122.82, with $350.6 million of shares that may yet to be purchased under the program.  During the three month period ended December 31, 2017, the Company repurchased 69,174 shares with an average price of $114.88 per share.  During the three month period ended January 1, 2017, the Company repurchased 802,281 shares with an average price of $120.97 per share.

During the three month period ended December 31, 2017, SBH granted 0.3 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $36.0 million, which represents unearned share based compensation. Such unearned compensation is expensed over the appropriate vesting period. During the three month period ended December 31, 2017, SBH issued $37.8 million of shares through its stock compensation plans and paid $22.2 million in tax withholding payment on share-based compensation plans, net of proceeds received upon vesting.  See Note 14 - Share Based Compensation to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

SB/RH

Liquidity and capital resources of SB/RH are highly dependent upon the cash flow and financing activities of SBH; therefore there are no substantive differences between the cash flows of SBH and SB/RH.

Liquidity Outlook

The Company’s ability to make principal and interest payment on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. Due to the proposed sale of the GBA segment as previously discussed, the Company may be required to use proceeds to make payments on outstanding debt, including payment on its Term Loans and potential payment on outstanding Notes.  However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

During the three month period ended December 31, 2017, the Company recognized a provisional $78.8 million associated with the deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings & profits due to the Tax Reform Act enacted on December 22, 2017, which is payable over 8 years and classified as Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position as of December 31, 2017.  It is not possible to reasonably predict or estimate the exact amounts and timing of these payments; however, it is reasonably possible that during the next 12 months, some portion could be recognized.  See Note 16 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. The ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019. We have performed a preliminary assessment over the impact of the pronouncement to the Company and are currently performing detailed assessments over the contracts with our customers and the impact to our processes and control environment. We have not measured the impact of adoption at this point in our assessment and have not concluded on the overall materiality of the impact of adoption to the Company’s consolidated financial statements and disclosures, or the method of adoption, but have not identified any matters that are considered significant for further disclosure.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses diversity in practice with the classification and presentation of certain cash receipts and cash payments in the statement of cash flows.  The amendments in this update addresses the classification within the statement of cash flow for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions, among other separately identifiable cash flows when applying the predominance principle.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which addresses diversity in practice with the classification and presentation of restricted cash in the statement of cash flow, classifying transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities, in the statement of cash flows.  The amendment requires the statement of cash flows to explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents; and include with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows.  The ASU is applied on a retrospective basis, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The amendment provides guidance requiring the service cost component to be recognized consistent with other compensation costs arising from service rendered by employees during the period, and all other components to be recognized separately outside of the subtotal of income from operations. The ASU is applied on a retrospective basis, and will become effective for us in the first quarter of the year ending September 30, 2019; with early adoption available.  We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality of the adoption.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which changes the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP, better aligning the entity’s risk management activities and financial reporting for hedging relationships. The ASU can only be applied prospectively, and will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020; with early adoption available. We are currently assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not yet concluded on the materiality or timing of the adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the three month period ended December 31, 2017. For additional information, refer to Note 10 - Debt and Note 11 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

Item 4.    Controls and Procedures

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SBH’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SBH’s management, including SBH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of the GBA segment.

Limitations on the Effectiveness of Controls. SBH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SBH’s disclosure controls and procedures or SBH’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SBH have been detected.

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SB/RH’s management, including SB/RH’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three month period ended January 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of the GBA segment.

Limitations on the Effectiveness of Controls. SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SB/RH’s disclosure controls and procedures or SB/RH’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SB/RH’s have been detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business. We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  With the exception of the change in risk factors discussed below, we believe that at December 31, 2017, there have been no material changes in our risk factors from those contained in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2017.

We are exploring strategic alternatives for a planned sale in our GBA segment, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.

We have commenced the process to dispose the GBA segment through a planned sale.  There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction.  The strategic review process may be suspended or terminated at any time without notice.  In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives and transactions.  Furthermore, any attractive strategic alternative may be limited or prohibited by applicable regulatory regimes.  Any potential transaction would be dependent upon a number of factors that may be beyond our control.  If we are unable to effectively manage the process, the business, financial condition, and results of operations of the Company and its subsidiaries could be adversely affected.  We also cannot assure that any potential transaction or strategic alternative, if identified, evaluated and consummated, will be successful in enhancing our business or financial conditions, or provide greater value to our stockholders than that reflected in the current stock price.

We could consume resources in pursuing strategic alternatives for the potential sale in our GBA segment, which could materially adversely affect our business.

We anticipate the investigation of strategic alternatives for the potential sale of our GBA segment, and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transactions, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors.  The process of exploring strategic alternatives may be time consuming and disruptive to the business operations and the management teams of the Company and its subsidiaries.  If a decision is made not to consummate a specific transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable.  Furthermore, even if an agreement is reached relating to a specific transaction, we may fail to consummate the transaction for any number of reasons, including those beyond our control.  Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our business.

The proposed sale of our Global Batteries & Lights division to Energizer Holdings, Inc. is subject to regulatory approval.

The consummation of the acquisition of the Global Batteries & Lights (“GBL”) division by Energizer Holdings, Inc. is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties (generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the Agreement.  The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner.  If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the Agreement or that could have a detrimental impact on the Company following completion of the transaction.  A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale.  Even if the waiting periods under the Antitrust Conditions expire, government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.

Our business may be materially affected by changes to fiscal and tax policies that could adversely affect our results of operations and cash flows

We operate globally and changes in tax laws could adversely affect our results.  On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries,  a minimum tax on foreign earnings, limitations on deduction of business interest expense and limits on deducting compensation to certain executive officers.  At this point, it is unclear which of the Tax Reform Act provisions will be adopted by U.S. states and state conformity could have a material impact on the valuation allowance recorded on U.S. state net operating losses.  Certain of these changes could have a negative or adverse impact on the operating results and cash flows of the Company.

The impact of the Tax Reform Act is still being evaluated by the Company.  During the three month period ended December 31, 2017, the Company has recognized provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities.  The ultimate impact from the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  Such changes in interpretations, guidance or assumptions could result in significant one-time charges and adversely change the Company’s effective tax rate.        See Note 16 – Income Taxes in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion on the impact from the Tax Reform Act.

We may not be able to fully utilize our U.S. tax attributes.

The Company has accumulated a substantial amount of U.S. federal and state net operating loss (“NOLs”) carryforwards, capital loss carryforwards, and federal and state tax credits that will expire if unused.  We have concluded that it is more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future.  As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations; and therefore a valuation allowance is still recognized on certain federal and state tax asset carryforwards that are expected to expire due to the ownership change limitations or because we do not believe we will earn enough taxable income to utilize.  Further, as a result of the Tax Reform Act being signed into law, it is unclear which provisions of the Tax Reform Act will be adopted by U.S. states.  State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.  If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted.  For further detail over the Company’s federal and state NOLs, credits, and applicable valuation allowance as of September 30, 2017, see Note 14 – Income Taxes in the Notes to the Consolidated Financial Statements included in the Annual Report filed within the Form 10-K.  See Note 16 – Income Taxes in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion on the impact from the Tax Reform Act on valuation allowance against its U.S. state net operating losses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act. On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months.  The following table reflects all shares repurchased within the common stock repurchase program.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2017	1,216,822	$122.82	1,216,822	$350,550,095
October 1, 2017 to October 29, 2017	—	—	—	350,550,095
October 30, 2017 to November 26, 2017	—	—	—	350,550,095
November 27, 2017 to December 31, 2017	69,174	114.88	69,174	342,603,386
As of December 31, 2017	1,285,996	$122.39	1,285,996	$342,603,386

Item 5. Other Information

The Company previously reported that it would hold its 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”) on January 30, 2018. However, the Company has postponed this meeting and is in the process of determining a new date on which to hold the meeting. Because the date of the 2018 Annual Meeting will likely be postponed to a date that is more than 30 days after January 24, 2018 (the anniversary of the Company’s 2017 Annual Meeting of Stockholders), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended, the Company is disclosing such postponement in this report.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2018
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2018
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1

Acquisition Agreement, dated as of January 15, 2018, by and between Spectrum Brands Holdings, Inc. and Energizer Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on January 16, 2018 (File no. 001-34757) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request)

Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.3

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

Exhibit 31.4

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

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