Form 10-Q
period 2018-04-01
Spectrum Brands Holdings, Inc.; SB/RH Holdings, LLC
filed 2018-05-03
CIK 1487730, 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

As of May 1, 2018, there were outstanding 55,352,755 shares of Spectrum Brands Holdings, Inc.’s common stock, par value $0.01 per share.

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

•	the impact of pending or threatened litigation;
•	the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;
•	government regulations;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;
•	the special committee’s exploration of strategic alternatives and the terms of any strategic transaction, if any;
•

the Company’s ability to consummate the announced sale of our Global Battery and Lighting business on the expected terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions, including receipt of regulatory approvals, and our ability to realize the expected benefits of such transaction and to successfully separate such business;

•

the outcome of the Company’s exploration of strategic options for its Personal Care and Small Appliances businesses, including uncertainty regarding consummation of any such transaction or transactions and the terms of such transaction or transactions, if any, and, if consummate, the Company’s ability to realize the expected benefits of such transaction or transactions and potential disruption to our business or diverted management attention as a result of the exploration or negotiation of such transaction or transactions;

•

the Company’s ability to consummate the announced merger with HRG Group, Inc. on the disclosed terms and within the anticipated time period, or at all, which is dependent on the parties ability to satisfy certain closing conditions, including favorable votes from the required percentages of shareholders of HRG Group, Inc. and the Company’s shareholders, and our ability to realize the expected benefits of such transaction;

•	the transition to a new chief executive officer and such officer’s ability to determine and implement changes at the Company to improve the Company’s business and financial performance; and
•

the Company’s ability to implement a successful restructuring of the leadership of the Global Auto Care business unit with the Pet, Home & Garden business unit to form a separate Consumer Products group, and to realize the synergies and business and financial benefits anticipated from such restructuring.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Financial Position

As of April 1, 2018 and September 30, 2017

(unaudited)

(in millions)	April 1, 2018	September 30, 2017
Assets
Cash and cash equivalents	$135.2	$168.2
Trade receivables, net	337.6	266.0
Other receivables	24.6	19.4
Inventories	610.5	496.3
Prepaid expenses and other current assets	58.7	54.2
Current assets of business held for sale	1,976.0	603.0
Total current assets	3,142.6	1,607.1
Property, plant and equipment, net	503.9	503.1
Deferred charges and other	60.6	43.5
Goodwill	2,280.2	2,277.1
Intangible assets, net	1,589.5	1,612.0
Noncurrent assets of business held for sale	—	1,376.9
Total assets	$7,576.8	$7,419.7
Liabilities and Shareholders' Equity
Current portion of long-term debt	$20.3	$19.4
Accounts payable	359.6	371.6
Accrued wages and salaries	33.6	49.9
Accrued interest	47.5	48.5
Other current liabilities	119.6	123.4
Current liabilities of business held for sale	558.6	500.6
Total current liabilities	1,139.2	1,113.4
Long-term debt, net of current portion	4,314.4	3,752.3
Deferred income taxes	285.8	493.2
Other long-term liabilities	131.9	58.0
Noncurrent liabilities of business held for sale	—	156.1
Total liabilities	5,871.3	5,573.0
Commitments and contingencies (Note 17)
Shareholders' equity
Common Stock	0.6	0.6
Additional paid-in capital	2,113.1	2,145.3
Accumulated earnings	375.3	262.3
Accumulated other comprehensive loss, net of tax	(198.1)	(209.6)
Treasury stock, at cost	(595.7)	(360.7)
Total shareholders' equity	1,695.2	1,837.9
Noncontrolling interest	10.3	8.8
Total equity	1,705.5	1,846.7
Total liabilities and equity	$7,576.8	$7,419.7

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Income

For the three and six month periods ended April 1, 2018 and April 2, 2017

 (unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net sales	$766.1	$756.5	$1,412.6	$1,358.7
Cost of goods sold	494.8	445.6	898.6	807.7
Restructuring and related charges	3.1	4.1	5.0	5.2
Gross profit	268.2	306.8	509.0	545.8
Selling	126.6	119.3	239.9	225.9
General and administrative	66.7	68.4	129.5	128.5
Research and development	7.2	7.0	14.2	13.6
Acquisition and integration related charges	4.5	3.2	9.7	6.5
Restructuring and related charges	20.0	3.8	38.6	5.0
Total operating expenses	225.0	201.7	431.9	379.5
Operating income	43.2	105.1	77.1	166.3
Interest expense	42.1	38.8	80.6	81.9
Other non-operating expense, net	1.4	2.0	2.7	0.9
(Loss) Income from continuing operations before income taxes	(0.3)	64.3	(6.2)	83.5
Income tax (benefit) expense	(1.1)	24.4	(127.2)	31.1
Net income from continuing operations	0.8	39.9	121.0	52.4
Income from discontinued operations, net of tax	0.7	18.7	41.6	71.5
Net income	1.5	58.6	162.6	123.9
Net income (loss) attributable to non-controlling interest	0.1	(0.2)	1.0	(0.2)
Net income attributable to controlling interest	$1.4	$58.8	$161.6	$124.1
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$0.8	$39.9	$120.2	$52.4
Net Income from discontinued operations attributable to controlling interest	0.6	18.9	41.4	71.7
Net Income attributable to controlling interest	$1.4	$58.8	$161.6	$124.1
Earnings Per Share
Basic earnings per share from continuing operations	$0.02	$0.68	$2.09	$0.89
Basic earnings per share from discontinued operations	0.01	0.32	0.72	1.21
Basic earnings per share	$0.03	$1.00	$2.81	$2.10
Diluted earnings per share from continuing operations	$0.02	$0.68	$2.09	$0.88
Diluted earnings per share from discontinued operations	0.01	0.32	0.72	1.21
Diluted earnings per share	$0.03	$1.00	$2.81	$2.09
Dividends per share	$0.42	$0.42	$0.85	$0.80
Weighted Average Shares Outstanding
Basic	57.1	58.8	57.4	59.1
Diluted	57.2	59.0	57.4	59.3

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and six month periods ended April 1, 2018 and April 2, 2017

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended

(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net income	$1.5	$58.6	$162.6	$123.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $(3.4), $(0.4), $3.9 and $3.5, respectively	24.2	21.7	22.2	(24.4)
Unrealized (loss) gain on hedging activity, net tax of $3.7, $4.5, $3.7, and $(9.7), respectively	(11.6)	(9.7)	(9.8)	14.5
Defined benefit pension (loss) gain, net tax of $0.2, $0.1, $0.2 and $(1.1), respectively	(0.5)	(0.3)	(0.4)	3.0
Other comprehensive income (loss), net of tax	12.1	11.7	12.0	(6.9)
Comprehensive income	13.6	70.3	174.6	117.0
Comprehensive income (loss) attributable to non-controlling interest	0.3	0.1	0.5	(0.2)
Comprehensive income attributable to controlling interest	$13.3	$70.2	$174.1	$117.2

See accompanying notes to the condensed consolidated financial statements

SPECTRUM BRANDS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 1, 2018 and April 2, 2017

(unaudited)

	Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017
Cash flows from operating activities
Net income	$162.6	$123.9
Income from discontinued operations, net of tax	41.6	71.5
Net income from continuing operations	121.0	52.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	67.1	61.3
Share based compensation	0.4	19.5
Amortization of debt issuance costs	4.1	3.6
Write-off of unamortized discount and debt issuance costs	—	1.9
Purchase accounting inventory adjustment	0.8
Non-cash debt accretion	0.5	0.4
Pet safety recall inventory write-off	1.6	—
Deferred tax (benefit) expense	(151.6)	0.6
Net changes in operating assets and liabilities	(198.1)	(185.2)
Net cash used by operating activities from continuing operations	(154.2)	(45.5)
Net cash (used) provided by operating activities from discontinued operations	(48.5)	75.6
Net cash (used) provided by operating activities	(202.7)	30.1
Cash flows from investing activities
Purchases of property, plant and equipment	(34.2)	(37.1)
Proceeds from sales of property, plant and equipment	0.9	0.2
Other investing activities	—	(1.2)
Net cash used by investing activities from continuing operations	(33.3)	(38.1)
Net cash used by investing activities from discontinued operations	(14.2)	(13.6)
Net cash used by investing activities	(47.5)	(51.7)
Cash flows from financing activities
Proceeds from issuance of debt	573.2	211.5
Payment of debt	(37.8)	(145.8)
Payment of debt issuance costs	(0.3)	(2.7)
Payment of cash dividends	(48.5)	(47.3)
Treasury stock purchases	(258.0)	(103.1)
Share based tax withholding payments, net of proceeds upon vesting	(22.4)	(23.9)
Net cash provided (used) by financing activities from continuing operations	206.2	(111.3)
Net cash provided (used) by financing activities from discontinued operations	7.8	(1.2)
Net cash provided (used) by financing activities	214.0	(112.5)
Effect of exchange rate changes on cash and cash equivalents	3.2	(4.0)
Net change in cash and cash equivalents	(33.0)	(138.1)
Cash and cash equivalents, beginning of period	168.2	275.3
Cash and cash equivalents, end of period	$135.2	$137.2
Supplemental disclosure of cash flow information
Cash paid for interest	$103.9	$97.1
Cash paid for taxes	$24.8	$19.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$4.3	$122.2
Non cash financing activities
Issuance of shares through stock compensation plan	$37.6	$53.5

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

As of April 1, 2018 and September 30, 2017

(unaudited)

(in millions)	April 1, 2018	September 30, 2017
Assets
Cash and cash equivalents	$135.2	$168.2
Trade receivables, net	337.6	266.0
Other receivables	46.7	18.7
Inventories	610.5	496.3
Prepaid expenses and other current assets	58.7	54.2
Current assets of business held for sale	1,976.0	603.0
Total current assets	3,164.7	1,606.4
Property, plant and equipment, net	503.9	503.1
Deferred charges and other	50.9	28.4
Goodwill	2,280.2	2,277.1
Intangible assets, net	1,589.5	1,612.0
Noncurrent assets of business held for sale	—	1,376.9
Total assets	$7,589.2	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$20.3	$19.4
Accounts payable	359.6	371.6
Accrued wages and salaries	33.6	49.9
Accrued interest	47.5	48.5
Other current liabilities	113.7	118.9
Current liabilities of business held for sale	558.6	500.6
Total current liabilities	1,133.3	1,108.9
Long-term debt, net of current portion	4,314.4	3,752.3
Deferred income taxes	286.7	493.2
Other long-term liabilities	131.9	58.0
Noncurrent liabilities of business held for sale	—	156.1
Total liabilities	5,866.3	5,568.5
Commitments and contingencies (Note 17)
Shareholder's equity
Other capital	2,070.7	2,079.0
Accumulated deficit	(160.0)	(42.8)
Accumulated other comprehensive loss, net of tax	(198.1)	(209.6)
Total shareholder's equity	1,712.6	1,826.6
Noncontrolling interest	10.3	8.8
Total equity	1,722.9	1,835.4
Total liabilities and equity	$7,589.2	$7,403.9

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Income

For the three and six month periods ended April 1, 2018 and April 2, 2017

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net sales	$766.1	$756.5	$1,412.6	$1,358.7
Cost of goods sold	494.8	445.6	898.6	807.7
Restructuring and related charges	3.1	4.1	5.0	5.2
Gross profit	268.2	306.8	509.0	545.8
Selling	126.6	119.3	239.9	225.9
General and administrative	54.5	64.9	114.0	123.9
Research and development	7.2	7.0	14.2	13.6
Acquisition and integration related charges	4.5	3.2	9.7	6.5
Restructuring and related charges	20.0	3.8	38.6	5.0
Total operating expenses	212.8	198.2	416.4	374.9
Operating income	55.4	108.6	92.6	170.9
Interest expense	42.1	38.9	80.6	82.2
Other non-operating expense, net	1.4	2.0	2.7	0.9
Income from continuing operations before income taxes	11.9	67.7	9.3	87.8
Income tax (benefit) expense	(0.4)	25.6	(131.5)	33.5
Net income from continuing operations	12.3	42.1	140.8	54.3
Income from discontinued operations, net of tax	0.7	18.7	41.6	71.5
Net income	13.0	60.8	182.4	125.8
Net income (loss) attributable to non-controlling interest	0.1	(0.2)	1.0	(0.2)
Net income attributable to controlling interest	$12.9	$61.0	$181.4	$126.0
Amounts attributable to controlling interest
Net income from continuing operations attributable to controlling interest	$12.3	$42.1	$140.0	$54.3
Net Income from discontinued operations attributable to controlling interest	0.6	18.9	41.4	71.7
Net Income attributable to controlling interest	$12.9	$61.0	$181.4	$126.0

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income

For the three month periods ended April 1, 2018 and April 2, 2017

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net income	$13.0	$60.8	$182.4	$125.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net tax of $(3.4), $(0.4), $3.9 and $3.5, respectively	24.2	21.7	22.2	(24.4)
Unrealized (loss) gain on hedging activity, net tax of $3.7, $4.5, $3.7, and $(9.7), respectively	(11.6)	(9.7)	(9.8)	14.5
Defined benefit pension (loss) gain, net tax of $0.2, $0.1, $0.2 and $(1.1), respectively	(0.5)	(0.3)	(0.4)	3.0
Other comprehensive income (loss), net of tax	12.1	11.7	12.0	(6.9)
Comprehensive income	25.1	72.5	194.4	118.9
Comprehensive income (loss) attributable to non-controlling interest	0.3	0.1	0.5	(0.2)
Comprehensive income attributable to controlling interest	$24.8	$72.4	$193.9	$119.1

See accompanying notes to the condensed consolidated financial statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 1, 2018 and April 2, 2017

(in millions, unaudited)

	Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017
Cash flows from operating activities
Net income	$182.4	$125.8
Income from discontinued operations, net of tax	41.6	71.5
Income from continuing operations	140.8	54.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	67.1	61.3
Share based compensation	(0.5)	17.7
Amortization of debt issuance costs	4.1	3.6
Write-off of unamortized discount and debt issuance costs	—	1.9
Purchase accounting inventory adjustment	0.8	—
Non-cash debt accretion	0.5	0.4
Pet safety recall inventory write-off	1.6	—
Deferred tax (benefit) expense	(156.0)	3.0
Net changes in operating assets and liabilities	(242.9)	(205.1)
Net cash used by operating activities from continuing operations	(184.5)	(62.9)
Net cash (used) provided by operating activities from discontinued operations	(48.5)	75.6
Net cash (used) provided by operating activities	(233.0)	12.7
Cash flows from investing activities
Purchases of property, plant and equipment	(34.2)	(37.1)
Proceeds from sales of property, plant and equipment	0.9	0.2
Other investing activities	—	(1.2)
Net cash used by investing activities from continuing operations	(33.3)	(38.1)
Net cash used by investing activities from discontinued operations	(14.2)	(13.6)
Net cash used by investing activities	(47.5)	(51.7)
Cash flows from financing activities
Proceeds from issuance of debt	573.2	211.5
Payment of debt	(37.8)	(145.8)
Payment of debt issuance costs	(0.3)	(2.7)
Payment of cash dividends to parent	(298.6)	(152.5)
Net cash provided (used) by financing activities from continuing operations	236.5	(89.5)
Net cash provided (used) by financing activities from discontinued operations	7.8	(1.2)
Net cash provided (used) by financing activities	244.3	(90.7)
Effect of exchange rate changes on cash and cash equivalents	3.2	(4.0)
Net change in cash and cash equivalents	(33.0)	(133.7)
Cash and cash equivalents, beginning of period	168.2	270.8
Cash and cash equivalents, end of period	$135.2	$137.1
Supplemental disclosure of cash flow information
Cash paid for interest	$103.9	$97.1
Cash paid for taxes	$24.8	$19.0
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$4.3	$122.2

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

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

We are a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in several product categories and types. We manage the businesses in vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a president responsible for sales and marketing initiatives and the financial results for all product lines within that segment.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and its majority owned subsidiaries in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 which were retroactively adjusted due the recognition of discontinued operations for the GBA divestitures in a Form 8-K issued on March 30, 2018.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

During the three month period ended December 31, 2017, the Company adopted SEC Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the transition adjustment for certain income tax effects of the Tax Cuts and Jobs Act.  See Note 16 – Income Taxes for additional discussion.

NOTE 3 – DIVESTITURES

As previously discussed in Note 1 - Basis of Presentation and Nature of Operations, the GBA segment was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Income.  The following table summarizes the assets and liabilities of the GBA segment classified as held for sale as of April 1, 2018 and September 30, 2017.

(in millions)	April 1, 2018	September 30, 2017
Assets
Trade receivables, net	$214.6	$260.1
Other receivables	25.2	24.0
Inventories	324.7	279.2
Prepaid expenses and other current assets	41.9	39.7
Property, plant and equipment, net	198.1	196.8
Deferred charges and other	17.8	19.3
Goodwill	351.3	348.9
Intangible assets, net	802.4	811.9
Total assets of business held for sale	$1,976.0	$1,979.9
Liabilities
Current portion of long-term debt	28.3	17.3
Accounts payable	250.8	355.9
Accrued wages and salaries	31.9	37.6
Other current liabilities	90.4	89.8
Long-term debt, net of current portion	52.6	51.7
Deferred income taxes	38.7	38.2
Other long-term liabilities	65.9	66.2
Total liabilities of business held for sale	$558.6	$656.7

The following table summarizes the components of Income From Discontinued Operations in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 1, 2018 and April 2, 2017.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net sales	$427.9	$413.5	$1,031.1	$1,023.0
Cost of goods sold	280.9	265.1	684.1	663.7
Gross profit	147.0	148.4	347.0	359.3
Operating expenses	134.3	109.4	266.1	230.5
Operating income	12.7	39.0	80.9	128.8
Interest expense	12.4	11.8	26.1	24.5
Other non-operating expense (income), net	0.1	(0.1)	0.4	(0.2)
Income from discontinued operations before income taxes	0.2	27.3	54.4	104.5
Income tax (benefit) expense	(0.5)	8.6	12.8	33.0
Net income from discontinued operations	0.7	18.7	41.6	71.5
Net income (loss) from discontinued operations attributable to non-controlling interest	0.1	(0.2)	0.2	(0.2)
Net income from discontinued operations attributable to controlling interest	$0.6	$18.9	$41.4	$71.7

Interest expense consists of interest from debt directly held by subsidiaries of the business held for sale, including interest from capital leases, and interest on Term Loans required to be paid down using proceeds received on disposal on sale of a business within 365 days with the exception for funds used for capital expenditures and acquisitions.  There has been no impairment loss recognized as the fair value or expected proceeds from the disposal of the businesses are anticipated to be in excess of the asset carrying values.  During the three and six month periods ended April 1, 2018, the Company incurred transaction costs of $22.3 million and $25.1 million, respectively, associated with the divestiture and have been recognized as a component of Income From Discontinued Operations.  Transaction costs are expensed as incurred and include fees for investment banking services, legal, accounting, due diligence, tax, valuation and various other services necessary to complete the transactions.

NOTE 3 – DIVESTITURES (continued)

Energizer Holdings, Inc.

On January 15, 2018 the Company entered into a definitive Acquisition Agreement (“Agreement”) with Energizer Holdings, Inc. (“Energizer”) where Energizer will acquire from the Company its Global Battery and Lighting (“GBL”) business for an aggregate purchase price of $2.0 billion in cash, subject to customary purchase price adjustments.

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

The consummation of the acquisition is subject to certain customary conditions, including, among other things, (i) the absence of a material adverse effect on GBL, (ii) the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of certain other antitrust approvals in certain specified foreign jurisdictions (the conditions contained in (ii) and (iii) together, the “Antitrust Conditions”), (iv) the accuracy of the representations and warranties of the parties generally subject to a customary material adverse effect standard (as described in the Agreement) or other customary materiality qualifications), (v) the absence of governmental restrictions on the consummation of the acquisition in certain jurisdictions, and (vi) material compliance by the parties with their respective covenants and agreements under the Agreement.  The consummation of the transaction is not subject to any financing condition.  On March 29, 2018, the Federal Trade Commission allowed the expiration of the 30-day Hart-Scott-Rodino waiting period, which in effect provides US regulatory approval of the sale.  We are proceeding with other required international regulatory approvals and continue to expect the transaction to be consummated prior to December 31, 2018.

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

NOTE 4 – ACQUISITIONS

HRG Merger

On February 24, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its majority interest shareholder, HRG Group, Inc., a Delaware corporation (“HRG”), HRG SPV Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of HRG (“Merger Sub 1”), and HRG SPV Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of HRG (“Merger Sub 2”, and together with Merger Sub 1, “Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Sub 1 will merge with and into the Company (the “First Merger”, and if the Second Merger Opt-Out Condition has occurred, the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of HRG. Following the effective time of the First Merger (the “Effective Time”) but only if HRG or the Company (or both) do not receive and provide to the other, on the closing date but prior to the Effective Time, a tax opinion to the effect that, assuming the Second Merger does not occur, the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code (the “Second Merger Opt-Out Condition”), the Surviving Corporation will merge with and into Merger Sub 2 (the “Second Merger”, and if the Second Merger Op-Out Condition has not occurred, together with the First Merger, the “Merger”), with Merger Sub 2 surviving as a wholly owned subsidiary of HRG.

Immediately prior to the Effective Time, the certificate of incorporation of HRG will be amended and restated (the “Amended HRG Charter”, a form of which is attached as an exhibit to the Merger Agreement, a copy of which is filed herewith as Exhibit 2.2), pursuant to which, among other things, at or as soon as practicable following the Effective Time, the corporate name of HRG will change to “Spectrum Brands Holdings, Inc.”, and each issued and outstanding share of common stock, par value $0.01 per share, of HRG (“HRG Common Stock”) will, by means of a reverse stock split (the “Reverse Split”), be combined into a fraction of a share of HRG Common Stock equal to (i) the number of shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) held by HRG and its subsidiaries as of immediately prior to the Effective Time, adjusted for HRG’s net indebtedness as of closing, certain transaction expenses of HRG that are unpaid as of closing and a $200.0 million upward adjustment, divided by (ii) as of immediately prior to the Reverse Split, the number of outstanding shares of HRG Common Stock on a fully-diluted basis.

At the Effective Time, by virtue of the Merger each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares held in the treasury of the Company or owned or held, directly or indirectly, by HRG or any wholly owned subsidiary of the Company or HRG, which shall be cancelled and no consideration will be paid with respect thereto) will be converted into the right to receive one share of newly issued HRG Common Stock (and the issuance of HRG Common Stock in the Merger, the “Share Issuance”). No HRG Common Stock will be issued in the Merger in violation of the Amended HRG Charter, including if as a result of such issuance a person would become a holder of more than 4.9% of Corporation Securities (as defined in the Amended HRG Charter). Any shares of HRG Common Stock that would be issuable to a Company stockholder but for the operation of the Merger Agreement and the provisions of Article XIII of the Amended HRG Charter shall instead be treated as Excess Securities (as defined in the Amended HRG Charter) and be delivered to one or more 501(c)(3) charitable organizations or escheated to the state of residence, incorporation or formation (as applicable) of the relevant Company stockholder.

At the Effective Time, pursuant to the Merger Agreement, each restricted stock award, restricted stock unit and performance stock unit granted under an equity plan of the Company, whether vested or unvested (collectively, the “Company Equity Awards”), that is outstanding immediately prior to the Effective Time, will be assumed by HRG and will be automatically converted, by virtue of the Merger, into a corresponding equity-based award in HRG (each a “New HRG Equity Award”) with the right to hold or acquire shares of HRG Common Stock equal to the number of shares of Company Common Stock previously underlying such Company Equity Award. Each New HRG Equity Award will be subject to the same terms and conditions as the corresponding Company Equity Award. At the effective time, pursuant to the Merger Agreement, HRG will assume all rights and obligations in respect of each equity-based plan of the Company.

Prior to the closing of the Merger, each stock option, warrant and restricted stock award granted under an equity-based plan of HRG that is outstanding and unvested immediately prior to the closing will become fully vested and each stock option and warrant (the “HRG Exercisable Awards”) will become exercisable. Each HRG Exercisable Award that is unexercised shall be adjusted (including to give effect to the Reverse Split) and shall remain outstanding, subject to the same terms and conditions as applied to the corresponding award as of immediately prior to the Effective Time. Immediately prior to the Reverse Split, pursuant to the Merger Agreement, each HRG restricted stock award shall become fully vested and be treated as a share of HRG Common Stock for purposes of the Reverse Split and the Merger.

The consummation of the Merger, the filing of the Amended HRG Charter and the Share Issuance are subject to the satisfaction or waiver of certain closing conditions, including, (i) the approval of Company stockholders (including the approval of the holders of a majority of the Company Common Stock not held by HRG, its affiliates and the executive officers of the Company, and the approval required under Section 12 of the Company’s certificate of incorporation in connection with a “Going-Private Transaction” (as defined therein)), (ii) the approval of HRG stockholders, (iii) the effectiveness of a registration statement on Form S-4 registering the HRG Common Stock to be issued in the Merger, (iv) the approval of the shares of HRG Common Stock to be issued in the Merger for listing on the NYSE, (v) the absence of any temporary restraining order, injunction or other judgment, order or decree issued by any governmental entity or other legal restraint or prohibition preventing the consummation of the Merger, (vi) the receipt of certain tax opinions by the Company and/or HRG that the Merger will qualify as a reorganization under the Internal Revenue Code, (vii) the accuracy of certain representations and warranties of the Company, Merger Sub and HRG contained in the Merger Agreement and the compliance by the parties with the covenants contained in the Merger Agreement, and (viii) other conditions specified in the Merger Agreement.

At the Effective Time of the Merger, the Board of Directors of the Company will be designated as the Board of Directors of HRG with an individual to be designated by Leucadia National Corporate (“Leucadia”) and the officers of the Company will become the officers of HRG.  Further, HRG will operate under the name of Spectrum Brands Holdings, Inc. and the NYSE tick symbol of HRG Common Stock will be “SPB”.

The HRG Merger will be accounted for as an acquisition of a non-controlling interest under Accounting Standard Codification Topic 810-10 by the Company’s majority interest owner, HRG.  The Company will obtain control of HRG, which will operate as Spectrum Brand Holdings, Inc. upon consummation of the Merger, and the on-going consolidated financial statements of the Company will be reflected as a wholly consolidated subsidiary.

During the three and six month periods ended April 1, 2018, the Company incurred costs of $11.6 million and $14.1 million, respectively, associated with the HRG Merger.  During the three and six month periods ended April 2, 2017, the Company incurred costs of $2.6 million associated with the HRG Merger.  The Company anticipates the HRG Merger to close prior to the end of the fiscal year ending September 30, 2018.  Transaction costs associated with the HRG Merger are reported as General & Administrative Expenses on the Statement of Income of SBH.

NOTE 4 – ACQUISITIONS (continued)

Voting Agreements

Concurrently with the execution and delivery of the Merger Agreement, HRG, which beneficially owns approximately 62% of the outstanding Company common stock, entered into a voting agreement with the Company (the “HRG Voting Agreement”).  The HRG Voting Agreement requires that the HRG Stockholder vote its shares of Company common stock to approve and adopt the Merger Agreement and the transactions contemplated thereby and take certain other actions, including voting against any alternative acquisition proposal or other proposal which frustrate the purposes, or prevent, delay or otherwise adversely affect the consummation of the transactions contemplated by the Merger Agreement.  The HRG Voting Agreement and the obligations thereunder terminate upon the termination of the Merger Agreement in accordance with its terms.

Rights Agreement

The board of directors of the Company (the “Board”) declared a dividend of one preferred share purchase right (a “Right”), payable on March 8, 2018 for each share of Company Common Stock outstanding on March 8, 2018 (the “Record Date”) to the stockholders of record on that date.  In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of February 24, 2018, between the Company and Computershare Trust Company, N.A., as Rights Agent.  The Rights Agreement is intended to protect Company stockholder interests in connection with the Merger by preserving the value of the combined companies’ substantial net operating and capital loss carryforwards.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series R Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at a price of $462.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment.  The Rights are attached to all Company Common Stock certificates and no separate certificates evidencing the Rights will be issued. As long as the Rights are attached to the Company Common Stock, the Company will issue one Right with each new Company Common Stock so that all such shares will have Rights attached.  The Rights are not exercisable until the Distribution Date. The Rights will expire on the earlier of (i) close of business on the one-year anniversary of the date of the Rights Agreement and (ii) immediately prior to the Effective Time). The Rights Agreement may also be terminated, or the rights may be redeemed, prior to the scheduled expiration of the Rights Agreement under certain other circumstances.  The Board may, in its sole and absolute discretion, determine that a Person is exempt from the Rights Agreement (an “Exempt Person”). Any Person will cease to be an Exempt Person if the Board makes a contrary determination with respect to such Person regardless of the reason therefor. In addition, the Board may, in its sole and absolute discretion, exempt any transaction from triggering the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company in respect of such Right, including, without limitation, the right to vote or to receive dividends.

Acquisition & Integration Costs

The following summarizes acquisition and integration related charges, excluding costs associated with the HRG Merger previously discussed, for the three and six month periods ended April 1, 2018 and April 2, 2017:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
HHI Business	$1.9	$2.0	$4.6	$3.8
PetMatrix	2.1	—	3.7	—
Armored AutoGroup	0.4	0.6	0.6	1.9
Other	0.1	0.6	0.8	0.8
Total acquisition and integration related charges	$4.5	$3.2	$9.7	$6.5

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

NOTE 5 - RESTRUCTURING AND RELATED CHARGES

PET Rightsizing Initiative – During the second quarter of the year ended September 30, 2017, the Company implemented a rightsizing initiative within the PET segment to streamline certain operations and reduce operating costs. The initiative includes headcount reductions and the rightsizing of certain facilities. Total costs associated with this initiative are expected to be approximately $13 million, of which $12.2 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

HHI Distribution Center Consolidation – During the second quarter of the year ended September 30, 2017, the Company implemented an initiative within the HHI segment to consolidate certain operations and reduce operating costs. The initiative includes headcount reductions and the exit of certain facilities. Total costs associated with the initiative are expected to be approximately $67 million, of which $56.2 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $41 million, of which $36.7 million has been incurred to date. The balance is anticipated to be incurred through September 30, 2018.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months).

The following summarizes restructuring and related charges for the three and six month periods ended April 1, 2018 and April 2, 2017:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
HHI distribution center consolidation	$13.6	$1.2	$28.8	$1.2
GAC business rationalization initiative	3.1	5.5	7.1	7.0
PET rightsizing initiative	3.3	0.6	4.0	0.6
Other restructuring activities	3.1	0.6	3.7	1.4
Total restructuring and related charges	$23.1	$7.9	$43.6	$10.2
Reported as:
Cost of goods sold	$3.1	$4.1	$5.0	$5.2
Operating expense	20.0	3.8	38.6	5.0

The following is a summary of restructuring and related charges for the three and six month periods ended April 1, 2018 and April 2, 2017 and cumulative costs for current restructuring initiatives as of April 1, 2018, by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the three month period ended April 1, 2018	$4.0	$19.1	$23.1
For the three month period ended April 2, 2017	1.2	6.7	7.9
For the six month period ended April 1, 2018	5.1	38.5	43.6
For the six month period ended April 2, 2017	2.1	8.1	10.2
Cumulative costs through April 1, 2018	16.1	93.0	109.1
Future costs to be incurred	0.4	18.8	19.2

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

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type for the three and six month periods ended April 1, 2018 and April 2, 2017.

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2017	$7.2	$9.8	$17.0
Provisions	3.5	1.5	5.0
Cash expenditures	(4.9)	(5.8)	(10.7)
Non-cash items	0.1	0.3	0.4
Accrual balance at April 1, 2018	$5.9	$5.8	$11.7

The following summarizes restructuring and related charges by segment for the three and six month periods ended April 1, 2018 and April 2, 2017, cumulative costs incurred through April 1, 2018, and future expected costs to be incurred by segment:

(in millions)	PET	HHI	GAC	H&G	Corporate	Total
For the three month period ended April 1, 2018	$3.8	$13.6	$3.1	$0.2	$2.4	$23.1
For the three month period ended April 2, 2017	1.0	1.4	5.5	—	—	7.9
For the six month period ended April 1, 2018	4.4	28.8	7.2	0.2	3.0	43.6
For the six month period ended April 2, 2017	1.6	1.6	7.0	—	—	10.2
Cumulative costs through April 1, 2018	12.6	56.2	36.7	0.2	3.4	109.1
Future costs to be incurred	0.5	10.7	4.3	—	3.7	19.2

NOTE 6 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

The allowance for uncollectible receivables as of April 1, 2018 and September 30, 2017 was $27.4 million and $23.5 million, respectively. The Company has a broad range of customers including many large retail outlet chains, three of which exceed 10% of consolidated Net Sales and/or Trade Receivables. These three customers represented 40% and 38% of net sales for the three and six month periods ended April 1, 2018 and 38% and 37% of net sales for the three and six month periods ended April 2, 2017; and 30% and 36% of Trade Receivables at April 1, 2018 and September 30, 2017, respectively.

NOTE 7 - INVENTORIES

Inventories consist of the following:

(in millions)	April 1, 2018	September 30, 2017
Raw materials	$112.4	$95.7
Work-in-process	48.1	35.5
Finished goods	450.0	365.1
	$610.5	$496.3

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

(in millions)	April 1, 2018	September 30, 2017
Land, buildings and improvements	$153.9	$145.7
Machinery, equipment and other	399.9	379.3
Capital leases	212.0	210.2
Construction in progress	43.8	40.4
Property, plant and equipment	$809.6	$775.6
Accumulated depreciation	(305.7)	(272.5)
Property, plant and equipment, net	$503.9	$503.1

Depreciation expense from property, plant and equipment for the three month periods ended April 1, 2018 and April 2, 2017 was $19.7 million and $16.2 million, respectively; and for the six month periods ended April 1, 2018 and April 2, 2017 was $37.7 million and $30.8 million, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	HHI	PET	H&G	GAC	Total
As of September 30, 2017	708.7	437.1	196.5	934.8	2,277.1
Foreign currency impact	(0.5)	3.2	—	0.4	3.1
As of April 1, 2018	$708.2	$440.3	$196.5	$935.2	$2,280.2

Certain tradename intangible assets have an indefinite life and are not amortized. The balance of tradenames not subject to amortization was $1,029.0 million and $1,024.3 million as of April 1, 2018 and September 30, 2017, respectively. There was no impairment loss on indefinite-lived trade names for the three and six month periods ended April 1, 2018 and April 2, 2017.  The carrying value and accumulated amortization for definite lived intangible assets subject to amortization are as follows:

	April 1, 2018			September 30, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$675.1	$(243.1)	$432.0	$671.7	$(222.3)	$449.4
Technology assets	194.7	(68.7)	126.0	194.6	(59.7)	134.9
Tradenames	5.5	(3.0)	2.5	18.5	(15.1)	3.4
Total	$875.3	$(314.8)	$560.5	$884.8	$(297.1)	$587.7

The range and weighted average useful lives for definite-lived intangible assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	17.9 years
Technology assets	6 - 18 years	11.4 years
Tradenames	5 - 13 years	6.2 years

Amortization expense from intangible assets for the three month periods ended April 1, 2018 and April 2, 2017 was $14.4 million and $15.1 million, respectively, and for the six month periods ended April 1, 2018 and April 2, 2017 was $29.4 million and $30.5 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company estimates annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2018	$57.5
2019	57.4
2020	55.0
2021	49.7
2022	48.0

NOTE 10 - DEBT

Debt for SBH and SB/RH consists of the following:

	April 1, 2018		September 30, 2017
(in millions)	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,237.9	3.9%	$1,244.2	3.4%
CAD Term Loan, variable rate, due June 23, 2022	33.4	5.2%	59.0	4.9%
4.00% Notes, due October 1, 2026	522.8	4.0%	500.9	4.0%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring March 6, 2022	570.5	4.3%	—	—%
Other notes and obligations	3.5	8.1%	4.7	8.0%
Obligations under capital leases	199.1	5.7%	199.7	5.7%
Total debt	4,387.2		3,828.5
Unamortized discount on debt	(3.1)		(3.7)
Debt issuance costs	(49.4)		(53.1)
Less current portion	(20.3)		(19.4)
Long-term debt, net of current portion	$4,314.4		$3,752.3

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

On March 28, 2018, the Company entered into a fifth amendment to the Credit Agreement, expanding the overall capacity of the Revolver Facility by $100 million to $800 million.  As a result of borrowings and payments under the Revolver Facility, at April 1, 2018, the Company had borrowing availability of $210.0 million, net outstanding letters of credit of $18.0 million and $1.5 million allocated to a foreign subsidiary.

NOTE 11 - DERIVATIVES

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counterparties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest from the underlying debt to which the swap is designated. Due to the expected settlement of the Company’s Term Loan using proceeds from the GBA divestitures, as discussed in Note 3- Divestitures, a portion of the projected cash flows was no longer deemed probable and therefore de-designated a portion of the hedge as ineffective.  At April 1, 2018 and September 30, 2017, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.76% for a notional principal amount of $300.0 million through May 2020. The derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1.0 million, net of tax. The Company’s interest rate swap derivative financial instruments at April 1, 2018 and September 30, 2017 are as follows:

	April 1, 2018		September 30, 2017
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.1	$300.0	2.6

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 1, 2018, the Company had a series of brass swap contracts outstanding through August 2019. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $0.2 million, net of tax. The Company had the following commodity swap contracts outstanding as of April 1, 2018 and September 30, 2017.

	April 1, 2018		September 30, 2017
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Brass swap contracts	1.0 Tons	$5.5	1.3 Tons	$6.6

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge a portion of the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At April 1, 2018, the Company had a series of foreign exchange derivative contracts outstanding through September 2019. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.2 million, net of tax. At April 1, 2018 and September 30, 2017, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $63.3 million and $67.5 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principle amount of 4.00% Notes. See Note 10 - Debt for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of April 1, 2018, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge a portion of the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 1, 2018, the Company had a series of forward exchange contracts outstanding through April 2018. At April 1, 2018 and September 30, 2017, the Company had $82.3 million and $62.9 million, respectively, of notional value of such foreign exchange derivative contracts outstanding.

NOTE 11 – DERIVATIVES (continued)

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative contracts recorded in the Condensed Consolidated Statements of Financial Position is as follows:

(in millions)	Line Item	April 1, 2018	September 30, 2017
Derivative Assets
Commodity swaps - designated as hedge	Other receivables	$0.3	$0.6
Interest rate swaps - designated as hedge	Other receivables	1.4	—
Interest rate swaps - designated as hedge	Deferred charges and other	1.9	0.4
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.2
Foreign exchange contracts - not designated as hedge	Other receivables	—	0.3
Total Derivative Assets		$3.7	$1.5
Derivative Liabilities
Commodity swaps - designated as hedge	Accounts payable	$0.1	$—
Interest rate swaps - designated as hedge	Other current liabilities	—	0.5
Interest rate swaps - designated as hedge	Accrued interest	—	0.2
Foreign exchange contracts - designated as hedge	Accounts payable	0.3	2.3
Foreign exchange contracts - designated as hedge	Other long term liabilities	—	0.3
Foreign exchange contracts - not designated as hedge	Accounts payable	0.7	—
Total Derivative Liabilities		$1.1	$3.3

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million as of April 1, 2018 and September 30, 2017.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of April 1, 2018 and September 30, 2017, there was no cash collateral outstanding. In addition, as of April 1, 2018 and September 30, 2017, the Company had no posted standby letters of credit related to such liability positions.

NOTE 11 – DERIVATIVES (continued)

The following summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three and six month periods ended April 1, 2018 and April 2, 2017, pretax:

	Effective Portion
				Reclassified to	Ineffective portion
Three month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
April 1, 2018 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$1.7	Interest expense	$—	$0.7	Interest expense	$—	$0.6
Commodity swaps	(0.5)	Cost of goods sold	0.3	1.3	Cost of goods sold	—	—
Net investment hedge	(15.2)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	(4.3)	Cost of goods sold	(0.5)	(4.8)	Cost of goods sold	—	—
Total	$(18.4)		$(0.2)	$(2.8)		$—	$0.6

	Effective Portion
				Reclassified to	Ineffective portion
Three month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
April 2, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.4)	Interest expense	$—	$(0.7)	Interest expense	$—	$—
Commodity swaps	2.4	Cost of goods sold	0.3	1.4	Cost of goods sold	—	—
Net investment hedge	(7.9)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	(0.1)	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	(4.4)	Cost of goods sold	(0.1)	2.9	Cost of goods sold	—	—
Total	$(10.4)		$0.2	$3.6		$—	$—

	Effective Portion
				Reclassified to	Ineffective portion
Six month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
April 1, 2018 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$3.8	Interest expense	$—	$0.3	Interest expense	$—	$0.6
Commodity swaps	1.2	Cost of goods sold	0.6	2.5	Cost of goods sold	—	—
Net investment hedge	(21.8)	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	—	Net sales	0.1	—	Net sales	—	—
Foreign exchange contracts	(2.4)	Cost of goods sold	(0.3)	(8.9)	Cost of goods sold	—	—
Total	$(19.2)		$0.4	$(6.1)		$—	$0.6

	Effective Portion
				Reclassified to	Ineffective portion
Six month period ended	Gain (Loss)	Reclassified to Continuing Operations		Discontinued	Continuing Operations		Discontinued
April 2, 2017 (in millions)	in OCI	Line Item	Gain (Loss)	Operations	Line Item	Gain (Loss)	Operations
Interest rate swaps	$(0.3)	Interest expense	$—	$(1.0)	Interest expense	$—	$—
Commodity swaps	3.8	Cost of goods sold	0.3	2.2	Cost of goods sold	—	—
Net investment hedge	23.3	Other non-operating expense	—	—	Other non-operating expense	—	—
Foreign exchange contracts	0.1	Net sales	—	—	Net sales	—	—
Foreign exchange contracts	5.9	Cost of goods sold	—	7.1	Cost of goods sold	—	—
Total	$32.8		$0.3	$8.3		$—	$—

The following summarizes the loss associated with derivative contracts not designated as hedges in the Condensed Consolidated Statements of Income for the three and six month periods ended April 1, 2018 and April 2, 2017:

		Three Months Ended		Six Months Ended
(in millions)	Line Item	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Foreign exchange contracts	Other non-operating expense (income)	$2.4	$(1.3)	$2.7	$(3.3)

\

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year. The Company’s derivative portfolio contains Level 2 instruments. See Note 11 - Derivatives for additional detail. The fair value of derivative instruments as of April 1, 2018 and September 30, 2017 are as follows:

	April 1, 2018		September 30, 2017
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$3.7	$3.7	$1.5	$1.5
Derivative Liabilities	$1.1	$1.1	$3.3	$3.3

The carrying value of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities.

The fair value measurements of the Company’s debt are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2). The carrying value and fair value for debt as of April 1, 2018 and September 30, 2017 are as follows:

	April 1, 2018		September 30, 2017
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$4,334.7	$4,465.9	$3,771.7	$3,972.8
Total debt - SB/RH	$4,334.7	$4,465.9	$3,771.7	$3,972.8

NOTE 13 - EMPLOYEE BENEFIT PLANS

The net periodic benefit cost for the Company’s defined benefit plans for the three and six month periods ended April 1, 2018 and April 2, 2017 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$0.5	$0.7	$1.0	$1.3
Interest cost	0.5	0.4	1.0	0.8
Expected return on assets	(0.4)	(0.4)	(0.8)	(0.7)
Recognized net actuarial loss	0.3	0.5	0.6	1.1
Net periodic benefit cost	$0.9	$1.2	$1.8	$2.5
Weighted average assumptions
Discount rate	1.13 - 7.50%	1.00 - 8.68%	1.13 - 7.50%	1.00 - 8.68%
Expected return on plan assets	1.13 - 3.50%	1.00 - 3.50%	1.13 - 3.50%	1.00 - 3.50%
Rate of compensation increase	1.37 - 7.00%	2.25 - 7.00%	1.37 - 7.00%	2.25 - 7.00%

Amounts reclassified from AOCI associated with employee benefit plan costs and recognized on the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended April 1, 2018 and April 2, 2017 were as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Cost of goods sold	$0.1	$0.3	$0.2	$0.6
Selling expenses	0.1	0.1	0.2	0.3
General and administrative expenses	0.1	0.1	0.1	0.2
Amounts reclassified from AOCI to continuing operations	$0.3	$0.5	$0.5	$1.1
Amounts reclassified from AOCI to discontinued operations	$0.5	$0.8	$1.1	$1.5

Company contributions to its pension and defined benefit plans, including discretionary amounts, for the three month periods ended April 1, 2018 and April 2, 2017 consisted of $1.3 million and $1.0 million, respectively, and for the six month periods ended April 1, 2018 and April 2, 2017 were $1.8 million and $1.2 million, respectively.

NOTE 14 - SHARE BASED COMPENSATION

The Company measures the compensation expense of its Restricted Stock Units (“RSUs”) based on the fair value of the awards, as determined based on the market price of the Company’s shares of common stock on the grant date and recognizes these costs on a straight-line basis over the requisite service period of the awards.  Certain RSUs are performance-based awards that are dependent upon achieving specified financial metrics over a designated period of time.  In addition to RSUs, the Company also provides for a portion of its annual management incentive compensation plan to be paid in common stock of the Company, in lieu of cash payment, and is considered a liability plan.  Share based compensation expense is recognized as General and Administrative Expenses on the Condensed Consolidated Statements of Income.  The following is a summary of share based compensation expense for the three and six month periods ended April 1, 2018 and April 2, 2017.

	Three Month Periods Ended		Six Month Periods Ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
SBH	$(3.5)	$12.1	$0.4	$19.5
SB/RH	(3.8)	11.3	(0.5)	17.7

Share based compensation expense associated with the annual management incentive plan was $3.5 million and $1.9 million for the three month periods ended April 1, 2018 and April 2, 2017, respectively, and $3.2 million and $3.8 million for the six month periods ended April 1, 2018 and April 2, 2017, respectively.  During the three month period ended April 1, 2018, the Company determined that certain RSUs with performance based criteria would not be achieved resulting in the reversal of previously recognized shared based compensation expense during the period.  The remaining unrecognized pre-tax compensation cost for SBH and SB/RH at April 1, 2018 was $3.5 million and $2.8 million, respectively.

The following summary of the activity in the Company’s RSUs during the six month period ended April 1, 2018:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
Time-based grants	0.1	$113.28	$10.5	0.1	$114.72	$9.1
Performance-based grants
Vesting in 12 to 24 months	0.1	109.45	12.6	0.1	109.45	12.6
Vesting in more than 24 months	0.1	109.45	12.6	0.1	109.45	12.6
Total performance-based grants	0.2	$109.45	$25.2	0.2	$109.45	$25.2
Total grants	0.3	$110.55	$35.7	0.3	$110.80	$34.3

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2017	0.8	$114.67	$87.2	0.7	$116.32	$82.4
Granted	0.3	110.55	35.7	0.3	110.80	34.3
Forfeited	—	115.03	(0.9)	—	115.03	(0.9)
Vested	(0.5)	113.25	(52.5)	(0.4)	114.29	(48.3)
At April 1, 2018	0.6	$113.57	$69.5	0.6	$114.89	$67.5

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of AOCI, net of tax, for the six month period ended April 1, 2018 was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Accumulated other comprehensive loss, as of September 30, 2017	$(131.2)	$(26.0)	$(52.4)	$(209.6)
Other comprehensive loss before reclassification	18.3	(19.2)	(2.2)	(3.1)
Amounts reclassified from accumulated other comprehensive loss to continuing operations	—	(0.7)	0.5	(0.2)
Amounts reclassified from accumulated other comprehensive loss to discontinued operations	—	6.4	1.1	7.5
Other comprehensive income (loss)	18.3	(13.5)	(0.6)	4.2
Deferred tax effect	3.9	3.7	0.2	7.8
Other comprehensive income (loss) , net of tax	22.2	(9.8)	(0.4)	12.0
Other comprehensive income attributable to non-controlling interest	0.5	—	—	0.5
Other comprehensive income (loss) attributable to controlling interest	21.7	(9.8)	(0.4)	11.5
Accumulated other comprehensive loss, as of April 1, 2018	$(109.5)	$(35.8)	$(52.8)	$(198.1)

See Note 11 - Derivatives for amounts reclassified from AOCI from the Company’s derivative hedging activity.  See Note 13 – Employee Benefit Plans for amounts reclassified from AOCI from the Company’ employee benefit plans.

NOTE 16 - INCOME TAXES

The effective tax rate for the three and six month periods ended April 1, 2018 and April 2, 2017 was as follows:

	Three Month Periods Ended		Six Month Periods Ended
Effective tax rate	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
SBH	307.9%	37.9%	2,059.8%	37.1%
SB/RH	(3.5)%	37.7%	(1,417.6)%	38.1%

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

During the three months ended April 1, 2018, the Company released $4.9 million of valuation allowance against its U.S. federal and state capital losses as a result of the announced sale of the GBL business to Energizer. The Company also released $5.5 million of valuation allowance against its U.S. state net operating loss deferred tax assets since the projected US tax gain on the sale makes it more likely than not that the additional tax benefits will be realized.

As of April 1, 2018, the Company has recorded $35.9 million of valuation allowance against its U.S. state net operating losses. It remains unclear which of the Tax Reform Act provisions will be adopted by each of the U.S. states. State conformity to the provisions of the Tax Reform Act could have a material impact on the valuation allowance recorded on U.S. state net operating losses.

The Company is actively marketing the HPC business and expects to consummate a sale prior to December 31, 2018. If the portion of the purchase price allocated to the US is sufficient, there is a reasonable possibility that the Company could release valuation allowance on $41.9 million of federal net operating losses currently subject to certain limits, and additional valuation allowance on US state net operating losses. The Company does not have sufficient certainty around the purchase price or the amount that would be allocated to the US to conclude that utilization of these net operating losses is more likely than not.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). The Company had an estimated $613.1 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $78.0 million of income tax expense in the Company’s net income from continuing operations for the six month period ended April 1, 2018.  The mandatory repatriation tax is payable over 8 years, with the first payment due January 2019, therefore $6.3 million of the repatriation tax liability is classified as Other Current Liabilities and $71.7 million as Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position as of December 31, 2017. The provisional tax expense for the mandatory repatriation is based on currently available information and additional information needs to be prepared, obtained and analyzed in order to determine the final amount, including further analysis of certain foreign exchange gains or losses, earnings and profits, foreign tax credits, and estimated cash and cash equivalents as of the measurement dates in the Tax Reform Act. Tax effects for changes to these items will be recorded in a subsequent quarter, as discrete adjustments to our income tax provision, once complete.

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

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal year 2019.  The Company has not recorded any impact associated with either GILTI or BEAT in the tax rate for the six month period ended April 1, 2018.  The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or treating such taxes as a current-period expense when incurred.  Due to the complexity of calculating GILTI under the new law, we have not determined which method we will apply.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the six month period ended April 1, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

Environmental.  The Company has provided for an estimated cost of $4.2 million and $4.4 million, as of April 1, 2018 and September 30, 2017, respectively, associated with environmental remediation activities at some of its current and former manufacturing sites.  The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Liability. The Company may be named as a defendant in lawsuits involving product liability claims. The Company has recorded and maintains an estimated liability in the amount of management’s estimate for aggregate exposure for such liabilities based upon probable loss from loss reports, individual cases, and losses incurred but not reported. As of April 1, 2018 and September 30, 2017, the Company recognized $4.6 million and $5.3 million in product liability accruals, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Position. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Product Warranty. The Company recognizes an estimated liability for standard warranty on certain products when we recognize revenue on the sale of the warranted products. Estimated warranty costs incorporate replacement parts, products and delivery, and are recorded as a cost of goods sold at the time of product shipment based on historical and projected warranty claim rates, claims experience and any additional anticipated future costs on previously sold products. The Company recognized $6.8 and $6.4 million of warranty accruals as of April 1, 2018 and September 30, 2017, respectively, included in Other Current Liabilities on the Condensed Consolidated Statement of Financial Statement.

Product Safety Recall. On June 10, 2017, the Company initiated a voluntary safety recall of various rawhide chew products for dogs sold by the Company’s PET segment due to possible chemical contamination. As a result, the Company recognized a loss related to the recall of $3.9 million and $11.1 million for the three and six month periods ended April 1, 2018, which comprised of inventory write-offs of $1.6 million for the six month period ended April 1, 2018 for inventory at our distribution centers and production facilities that were considered obsolete and disposed; customer losses of $0.7 million and $1.1 million for returned or disposed product held by our customers; and $3.2 million and $8.4 million for the three and six month periods ended April 1, 2018 of incremental costs for disposal and operating costs during a temporary shutdown and subsequent start-up of production facilities impacted by the recall. The Company suspended production at facilities impacted by the product safety recall, completed a comprehensive manufacturing review and subsequently recommenced production during the fourth quarter ended September 30, 2017. The impacted production facilities are subject to incremental costs during start-up requiring alternative treatment on affected product SKUs until appropriate regulatory approvals have been received.  The amounts for customer losses reflect the cost of the affected products returned to or replaced by the Company and the expected cost to reimburse customers for costs incurred by them related to the recall. The incremental costs incurred directly by the company do not include lost earnings associated with interruption of production at the Company’s facilities, or the costs to put into place corrective and preventative actions at those facilities. The Company’s estimates for losses related to the recall are provisional and were determined based on an assessment of information currently available and may be revised in subsequent periods as the Company continues to work with its customers to substantiate claims received to date and any additional claims that may be received. There have been no lawsuits or claims filed against the Company related to the recalled product.

NOTE 18 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions.  Effective December 29, 2017, the Company approved a plan to sell its GBA segment.  As a result, the Company’s assets and liabilities associated with the GBA segment have been classified as discontinued operations; and reported separately for all periods presented.  See Note 3 – Divestitures for more information on the assets and liabilities classified as held for sale and discontinued operations.  The Company manages its continuing operations in vertically integrated, product-focused reporting segments: (i) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, security and plumbing business; (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iii) Home and Garden, which consists of the Company’s home and garden and insect control business and (iv) Global Auto Care, which consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment.  Net sales relating to the segments of the Company for the three and six month periods ended April 1, 2018 and April 2, 2017 are as follows:

	Three month periods ended		Six month periods ended
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
HHI	$318.5	$313.7	$644.4	$602.5
PET	211.2	191.8	413.6	386.0
H&G	118.1	132.0	167.4	181.7
GAC	118.3	119.0	187.2	188.5
Net sales	$766.1	$756.5	$1,412.6	$1,358.7

The Chief Operating Decision Maker uses Adjusted EBITDA as the primary operating metric in evaluating the business and making operating decisions. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (1) share based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other. During the three and six month period ended April 1, 2018, other adjustments consisted of costs for a non-recurring voluntary recall of rawhide product by the PET segment (See Note 17 – Commitments and Contingencies for further details) and transaction costs associated with the HRG Merger (see Note 4 - Acquisitions for further details). During the three and six month periods ended April 2, 2017, other adjustments consisted of transaction costs associated with the HRG Merger. Segment Adjusted EBITDA in relation to the SBH’s reportable segments for the three and six month periods ended April 1, 2018 and April 2, 2017 are as follows:

	Three month periods ended		Six month periods ended
SBH (in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
HHI	$45.5	$56.6	$105.5	$115.8
PET	35.7	31.9	69.7	62.7
H&G	25.3	35.6	30.7	41.3
GAC	19.8	45.4	34.5	65.2
Total Segment Adjusted EBITDA	126.3	169.5	240.4	285.0
Corporate expenses	10.7	9.3	19.1	19.6
Depreciation and amortization	34.2	31.3	67.1	61.3
Share-based compensation	(3.5)	12.1	0.4	19.5
Acquisition and integration related charges	4.5	3.2	9.7	6.5
Restructuring and related charges	23.1	7.9	43.6	10.2
Interest expense	42.1	38.8	80.6	81.9
Inventory acquisition step-up	—	—	0.8	—
Pet safety recall	3.9	—	11.1	—
Other	11.6	2.6	14.2	2.5
Income from operations before income taxes	$(0.3)	$64.3	$(6.2)	$83.5

Segment Adjusted EBITDA in relation to the SBRH’s reportable segments for the three and six month periods ended April 1, 2018 and April 2, 2017 are as follows:

	Three month periods ended		Six month periods ended
SBRH (in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
HHI	$45.5	$56.6	$105.5	$115.8
PET	35.7	31.9	69.7	62.7
H&G	25.3	35.6	30.7	41.3
GAC	19.8	45.4	34.5	65.2
Total Segment Adjusted EBITDA	126.3	169.5	240.4	285.0
Corporate expenses	10.4	9.2	18.7	19.3
Depreciation and amortization	34.2	31.3	67.1	61.3
Share-based compensation	(3.8)	11.3	(0.5)	17.7
Acquisition and integration related charges	4.5	3.2	9.7	6.5
Restructuring and related charges	23.1	7.9	43.6	10.2
Interest expense	42.1	38.9	80.6	82.2
Inventory acquisition step-up	—	—	0.8	—
Pet safety recall	3.9	—	11.1	—
Income from operations before income taxes	$11.9	$67.7	$9.3	$87.8

NOTE 19 - EARNINGS PER SHARE - SBH

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the three and six month periods ended April 1, 2018 and April 2, 2017 are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(in millions, except per share amounts)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Numerator
Net income from continuing operations attributable to controlling interest	$0.8	$39.9	$120.2	$52.4
Income from discontinued operations attributable to controlling interest	0.6	18.9	41.4	71.7
Net income attributable to controlling interest	1.4	58.8	161.6	124.1
Denominator
Weighted average shares outstanding - basic	57.1	58.8	57.4	59.1
Dilutive shares	0.1	0.2	—	0.2
Weighted average shares outstanding - diluted	57.2	59.0	57.4	59.3
Earnings per share
Basic earnings per share from continuing operations	$0.02	$0.68	$2.09	$0.89
Basic earnings per share from discontinued operations	0.01	0.32	0.72	1.21
Basic earnings per share	$0.03	$1.00	$2.81	$2.10
Diluted earnings per share from continuing operations	$0.02	$0.68	$2.09	$0.88
Diluted earnings per share from discontinued operations	0.01	0.32	0.72	1.21
Diluted earnings per share	$0.03	$1.00	$2.81	$2.09
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	—	0.4	—	0.4

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

Statement of Financial Position		Guarantor	Nonguarantor
As of April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1.2	$0.6	$133.4	$—	$135.2
Trade receivables, net	105.1	154.5	78.0	—	337.6
Intercompany receivables	—	1,277.7	304.9	(1,582.6)	—
Other receivables	38.9	6.0	13.0	(11.2)	46.7
Inventories	193.1	290.8	144.5	(17.9)	610.5
Prepaid expenses and other	32.5	11.3	15.0	(0.1)	58.7
Current assets of business held for sale	1,010.8	123.3	846.8	(4.9)	1,976.0
Total current assets	1,381.6	1,864.2	1,535.6	(1,616.7)	3,164.7
Property, plant and equipment, net	174.5	178.6	150.8	—	503.9
Long-term intercompany receivables	300.7	80.8	12.7	(394.2)	—
Deferred charges and other	86.5	2.5	36.2	(74.3)	50.9
Goodwill	568.6	1,463.4	248.2	—	2,280.2
Intangible assets, net	395.4	1,007.5	186.6	—	1,589.5
Investments in subsidiaries	5,037.0	1,416.3	(2.9)	(6,450.4)	—
Total assets	$7,944.3	$6,013.3	$2,167.2	$(8,535.6)	$7,589.2
Liabilities and Shareholder's Equity
Current portion of long-term debt	$14.8	$4.2	$4.2	$(2.9)	$20.3
Accounts payable	87.8	167.7	104.1	—	359.6
Intercompany accounts payable	1,584.5	—	—	(1,584.5)	—
Accrued wages and salaries	16.0	2.3	15.3	—	33.6
Accrued interest	47.5	—	—	—	47.5
Other current liabilities	56.2	23.0	45.7	(11.2)	113.7
Current liabilities of business held for sale	165.0	1.5	392.1	—	558.6
Total current liabilities	1,971.8	198.7	561.4	(1,598.6)	1,133.3
Long-term debt, net of current portion	4,215.5	90.6	8.3	—	4,314.4
Long-term intercompany debt	12.7	286.8	90.0	(389.5)	—
Deferred income taxes	(76.8)	394.1	49.4	(80.0)	286.7
Other long-term liabilities	84.0	6.1	41.8	—	131.9
Total liabilities	6,207.2	976.3	750.9	(2,068.1)	5,866.3
Shareholder's equity:
Other capital	2,095.2	1,030.8	(1,135.5)	80.2	2,070.7
Accumulated (deficit) earnings	(160.0)	4,154.5	2,680.4	(6,834.9)	(160.0)
Accumulated other comprehensive loss	(198.1)	(148.3)	(138.9)	287.2	(198.1)
Total shareholder's equity	1,737.1	5,037.0	1,406.0	(6,467.5)	1,712.6
Non-controlling interest	—	—	10.3	—	10.3
Total equity	1,737.1	5,037.0	1,416.3	(6,467.5)	1,722.9
Total liabilities and equity	$7,944.3	$6,013.3	$2,167.2	$(8,535.6)	$7,589.2

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$6.0	$4.8	$157.4	$—	$168.2
Trade receivables, net	85.4	102.4	78.2	—	266.0
Intercompany receivables	0.7	1,288.1	335.4	(1,624.2)	—
Other receivables	4.4	4.7	10.6	(1.0)	18.7
Inventories	184.7	205.6	126.4	(20.4)	496.3
Prepaid expenses and other	30.9	8.6	14.6	0.1	54.2
Current assets of business held for sale	228.7	0.2	378.4	(4.3)	603.0
Total current assets	540.8	1,614.4	1,101.0	(1,649.8)	1,606.4
Property, plant and equipment, net	182.2	178.9	142.0	—	503.1
Long-term intercompany receivables	317.2	96.6	12.5	(426.3)	—
Deferred charges and other	244.2	3.0	35.6	(254.4)	28.4
Goodwill	568.6	1,463.4	245.1	—	2,277.1
Intangible assets, net	401.4	1,027.7	182.9	—	1,612.0
Investments in subsidiaries	4,730.1	1,290.3	—	(6,020.4)	—
Noncurrent assets of business held for sale	814.3	124.4	438.2	—	1,376.9
Total assets	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9
Liabilities and Shareholder's Equity
Current portion of long-term debt	$13.8	$4.3	$5.2	$(3.9)	$19.4
Accounts payable	122.2	108.3	141.1	—	371.6
Intercompany accounts payable	1,629.6	—	—	(1,629.6)	—
Accrued wages and salaries	27.5	2.3	20.1	—	49.9
Accrued interest	48.5	—	—	—	48.5
Other current liabilities	50.1	25.6	44.2	(1.0)	118.9
Current liabilities of business held for sale	177.3	0.9	322.4	—	500.6
Total current liabilities	2,069.0	141.4	533.0	(1,634.5)	1,108.9
Long-term debt, net of current portion	3,650.8	92.1	9.4	—	3,752.3
Long-term intercompany debt	12.6	302.1	102.4	(417.1)	—
Deferred income taxes	177.9	523.5	52.0	(260.2)	493.2
Other long-term liabilities	11.5	6.1	40.4	—	58.0
Noncurrent liabilities of business held for sale	22.8	3.4	129.9	—	156.1
Total liabilities	5,944.6	1,068.6	867.1	(2,311.8)	5,568.5
Shareholder's equity:
Other capital	2,107.1	1,089.9	(1,075.0)	(43.0)	2,079.0
Accumulated (deficit) earnings	(42.8)	3,814.1	2,521.6	(6,335.7)	(42.8)
Accumulated other comprehensive loss	(210.1)	(173.9)	(165.2)	339.6	(209.6)
Total shareholder's equity	1,854.2	4,730.1	1,281.4	(6,039.1)	1,826.6
Non-controlling interest	—	—	8.8	—	8.8
Total equity	1,854.2	4,730.1	1,290.2	(6,039.1)	1,835.4
Total liabilities and equity	$7,798.8	$5,798.7	$2,157.3	$(8,350.9)	$7,403.9

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$313.9	$636.1	$296.3	$(480.2)	$766.1
Cost of goods sold	232.1	507.0	234.4	(478.7)	494.8
Restructuring and related charges	—	1.5	1.6	—	3.1
Gross profit	81.8	127.6	60.3	(1.5)	268.2
Selling	47.1	44.7	34.8	—	126.6
General and administrative	21.1	25.7	7.7	—	54.5
Research and development	2.0	2.9	2.3	—	7.2
Acquisition and integration related charges	1.6	1.8	1.1	—	4.5
Restructuring and related charges	16.3	2.4	1.3	—	20.0
Total operating expense	88.1	77.5	47.2	—	212.8
Operating (loss) income	(6.3)	50.1	13.1	(1.5)	55.4
Interest expense	36.6	5.3	0.3	(0.1)	42.1
Other non-operating (income) expense, net	(36.1)	106.2	(0.4)	(68.3)	1.4
Income from operations before income taxes	(6.8)	(61.4)	13.2	66.9	11.9
Income tax (benefit) expense	(19.7)	(96.1)	116.4	(1.0)	(0.4)
Net income from continuing operations	12.9	34.7	(103.2)	67.9	12.3
Income from discontinued operations, net of tax	1.3	142.6	145.9	(289.1)	0.7
Net income	14.2	177.3	42.7	(221.2)	13.0
Net income attributable to non-controlling interest	—	—	0.1	—	0.1
Net income attributable to controlling interest	$14.2	$177.3	$42.6	$(221.2)	$12.9

Statement of Income		Guarantor	Nonguarantor
Six Month Period Ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$648.1	$1,022.5	$587.0	$(845.0)	$1,412.6
Cost of goods sold	486.7	804.3	454.8	(847.2)	898.6
Restructuring and related charges	—	3.3	1.7	—	5.0
Gross profit	161.4	214.9	130.5	2.2	509.0
Selling	91.1	81.2	67.7	(0.1)	239.9
General and administrative	45.1	50.3	18.6	—	114.0
Research and development	3.7	5.9	4.6	—	14.2
Acquisition and integration related charges	4.3	3.1	2.3	—	9.7
Restructuring and related charges	31.7	4.8	2.1	—	38.6
Total operating expense	175.9	145.3	95.3	(0.1)	416.4
Operating (loss) income	(14.5)	69.6	35.2	2.3	92.6
Interest expense	70.1	10.1	0.5	(0.1)	80.6
Other non-operating (income) expense, net	(221.9)	(33.0)	(0.5)	258.1	2.7
Income from operations before income taxes	137.3	92.5	35.2	(255.7)	9.3
Income tax (benefit) expense	(1.4)	(128.1)	(2.3)	0.3	(131.5)
Net income from continuing operations	138.7	220.6	37.5	(256.0)	140.8
Income from discontinued operations, net of tax	42.0	63.5	65.0	(128.9)	41.6
Net income	180.7	284.1	102.5	(384.9)	182.4
Net income attributable to non-controlling interest	0.4	0.4	0.2	—	1.0
Net income attributable to controlling interest	$180.3	$283.7	$102.3	$(384.9)	$181.4

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Income		Guarantor	Nonguarantor
Three month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$287.6	$524.3	$260.7	$(316.1)	$756.5
Cost of goods sold	192.5	361.6	204.2	(312.7)	445.6
Restructuring and related charges	—	4.1	—	—	4.1
Gross profit	95.1	158.6	56.5	(3.4)	306.8
Selling	44.6	43.8	31.5	(0.6)	119.3
General and administrative	38.4	18.7	7.8	—	64.9
Research and development	2.1	3.1	1.8	—	7.0
Acquisition and integration related charges	2.6	0.2	0.4	—	3.2
Restructuring and related charges	1.5	2.2	0.1	—	3.8
Total operating expense	89.2	68.0	41.6	(0.6)	198.2
Operating (loss) income	5.9	90.6	14.9	(2.8)	108.6
Interest expense	33.6	4.1	1.2	—	38.9
Other non-operating (income) expense, net	(72.5)	(14.7)	(0.6)	89.8	2.0
Income from operations before income taxes	44.8	101.2	14.3	(92.6)	67.7
Income tax (benefit) expense	0.3	25.6	0.1	(0.4)	25.6
Net income from continuing operations	44.5	75.6	14.2	(92.2)	42.1
Income from discontinued operations, net of tax	19.0	20.1	21.3	(41.7)	18.7
Net income	63.5	95.7	35.5	(133.9)	60.8
Net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income attributable to controlling interest	$63.5	$95.7	$35.7	$(133.9)	$61.0

Statement of Income		Guarantor	Nonguarantor
Six Month Period Ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$541.9	$842.0	$507.9	$(533.1)	$1,358.7
Cost of goods sold	354.7	584.5	398.1	(529.6)	807.7
Restructuring and related charges	—	5.2	—	—	5.2
Gross profit	187.2	252.3	109.8	(3.5)	545.8
Selling	84.4	78.9	63.4	(0.8)	225.9
General and administrative	70.3	33.9	19.7	—	123.9
Research and development	4.0	5.7	3.9	—	13.6
Acquisition and integration related charges	5.3	0.4	0.8	—	6.5
Restructuring and related charges	1.6	3.0	0.4	—	5.0
Total operating expense	165.6	121.9	88.2	(0.8)	374.9
Operating income	21.6	130.4	21.6	(2.7)	170.9
Interest expense	71.3	8.1	2.8	—	82.2
Other non-operating (income) expense, net	(118.6)	(23.2)	(1.5)	144.2	0.9
Income from operations before income taxes	68.9	145.5	20.3	(146.9)	87.8
Income tax (benefit) expense	12.3	27.9	(6.2)	(0.5)	33.5
Net income from continuing operations	56.6	117.6	26.5	(146.4)	54.3
Income from discontinued operations, net of tax	71.4	56.3	58.8	(115.0)	71.5
Net income	128.0	173.9	85.3	(261.4)	125.8
Net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income attributable to controlling interest	$128.0	$173.9	$85.5	$(261.4)	$126.0

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$14.2	$177.3	$42.7	$(221.2)	$13.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	24.2	24.2	25.1	(49.3)	24.2
Unrealized loss on derivative instruments	(11.6)	(0.1)	(0.1)	0.2	(11.6)
Defined benefit pension loss	(0.5)	(0.8)	(0.8)	1.6	(0.5)
Other comprehensive income	12.1	23.3	24.2	(47.5)	12.1
Comprehensive income	26.3	200.6	66.9	(268.7)	25.1
Comprehensive income attributable to non-controlling interest	—	—	0.3	—	0.3
Comprehensive income attributable to controlling interest	$26.3	$200.6	$66.6	$(268.7)	$24.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six Month Period Ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$180.7	$284.1	$102.5	$(384.9)	$182.4
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	22.2	22.2	22.9	(45.1)	22.2
Unrealized (loss) gain on derivative instruments	(9.8)	4.2	4.2	(8.4)	(9.8)
Defined benefit pension loss	(0.4)	(0.7)	(0.7)	1.4	(0.4)
Other comprehensive income	12.0	25.7	26.4	(52.1)	12.0
Comprehensive income	192.7	309.8	128.9	(437.0)	194.4
Comprehensive income attributable to non-controlling interest	—	—	0.5	—	0.5
Comprehensive income attributable to controlling interest	$192.7	$309.8	$128.4	$(437.0)	$193.9

Statement of Comprehensive Income		Guarantor	Nonguarantor
Three month period ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$63.5	$95.7	$35.5	$(133.9)	$60.8
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	21.6	26.4	26.8	(53.1)	21.7
Unrealized loss on derivative instruments	(9.7)	(5.1)	(5.1)	10.2	(9.7)
Defined benefit pension loss	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Other comprehensive income	11.6	21.0	21.4	(42.3)	11.7
Comprehensive income	75.1	116.7	56.9	(176.2)	72.5
Comprehensive income attributable to non-controlling interest	—	—	0.1	—	0.1
Comprehensive income attributable to controlling interest	$75.1	$116.7	$56.8	$(176.2)	$72.4

Statement of Comprehensive Income		Guarantor	Nonguarantor
Six Month Period Ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$128.0	$173.9	$85.3	$(261.4)	$125.8
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(24.4)	(23.5)	(23.0)	46.5	(24.4)
Unrealized gain (loss) on derivative instruments	14.5	(0.9)	(0.9)	1.8	14.5
Defined benefit pension gain	3.0	3.0	3.0	(6.0)	3.0
Other comprehensive loss	(6.9)	(21.4)	(20.9)	42.3	(6.9)
Comprehensive income	121.1	152.5	64.4	(219.1)	118.9
Comprehensive loss attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Comprehensive income attributable to controlling interest	$121.1	$152.5	$64.6	$(219.1)	$119.1

NOTE 20 - GUARANTOR STATEMENTS – SB/RH (continued)

Statement of Cash Flows		Guarantor	Nonguarantor
Six Month Period Ended April 1, 2018 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(251.1)	$(29.8)	$65.0	$31.4	$(184.5)
Net cash provided (used) by operating activities from discontinued operations	8.3	0.1	(2.1)	(54.8)	(48.5)
Net cash (used) provided by operating activities	(242.8)	(29.7)	62.9	(23.4)	(233.0)
Cash flows from investing activities
Purchases of property, plant and equipment	(9.5)	(9.4)	(15.3)	—	(34.2)
Proceeds from sales of property, plant and equipment	0.7	0.1	0.1	—	0.9
Net cash used by investing activities from continuing operations	(8.8)	(9.3)	(15.2)	—	(33.3)
Net cash used by investing activities from discontinued operations	(8.3)	(0.1)	(5.8)	—	(14.2)
Net cash used by investing activities	(17.1)	(9.4)	(21.0)	—	(47.5)
Cash flows from financing activities
Proceeds from issuance of debt	570.5	—	2.7	—	573.2
Payment of debt	(37.4)	—	(0.4)	—	(37.8)
Payment of debt issuance costs	(0.3)	—	—	—	(0.3)
Payment of cash dividends to parent	(298.6)	—	—	—	(298.6)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash provided (used) by financing activities from continuing operations	255.1	34.9	(76.9)	23.4	236.5
Net cash provided by financing activities from discontinued operations	—	—	7.8	—	7.8
Net cash provided (used) by financing activities	255.1	34.9	(69.1)	23.4	244.3
Effect of exchange rate changes on cash and cash equivalents	—	—	3.2	—	3.2
Net decrease in cash and cash equivalents	(4.8)	(4.2)	(24.0)	—	(33.0)
Cash and cash equivalents, beginning of period	6.0	4.8	157.4	—	168.2
Cash and cash equivalents, end of period	$1.2	$0.6	$133.4	$—	$135.2

Statement of Cash Flows		Guarantor	Nonguarantor
Six Month Period Ended April 2, 2017 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities from continuing operations	$(8.0)	$(24.6)	$53.9	$(84.2)	$(62.9)
Net cash provided by operating activities from discontinued operations	9.1	—	5.7	60.8	75.6
Net cash (used) provided by operating activities	1.1	(24.6)	59.6	(23.4)	12.7
Cash flows from investing activities
Purchases of property, plant and equipment	(10.7)	(13.5)	(12.9)	—	(37.1)
Proceeds from sales of property, plant and equipment	—	0.2	—	—	0.2
Other investing activities	(1.2)	—	—	—	(1.2)
Net cash used by investing activities from continuing operations	(11.9)	(13.3)	(12.9)	—	(38.1)
Net cash used by investing activities from discontinued operations	(9.1)	—	(4.5)	—	(13.6)
Net cash used by investing activities	(21.0)	(13.3)	(17.4)	—	(51.7)
Cash flows from financing activities
Proceeds from issuance of debt	201.5	—	10.0	—	211.5
Payment of debt	(140.8)	—	(5.0)	—	(145.8)
Payment of debt issuance costs	(2.7)	—	—	—	(2.7)
Payment of cash dividends to parent	(152.5)	—	—	—	(152.5)
Advances related to intercompany transactions	20.9	34.9	(79.2)	23.4	—
Net cash (used) provided by financing activities from continuing operations	(73.6)	34.9	(74.2)	23.4	(89.5)
Net cash used by financing activities from discontinued operations	—	—	(1.2)	—	(1.2)
Net cash used by financing activities	(73.6)	34.9	(75.4)	23.4	(90.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.0)	—	(4.0)
Net decrease in cash and cash equivalents	(93.5)	(3.0)	(37.2)	—	(133.7)
Cash and cash equivalents, beginning of period	98.6	3.1	169.1	—	270.8
Cash and cash equivalents, end of period	$5.1	$0.1	$131.9	$—	$137.1

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

HRG Merger

On February 24, 2018, the Company entered into an Agreement and Plan of Merger with its majority interest shareholder, HRG Group, Inc., which is expected to close during the year ended September 30, 2018.  SBH has incurred significant transaction costs associated with the Merger that may impact the comparability of the consolidated results of operations.  See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the Merger and associated transaction costs.

Acquisitions

The following acquisition activity has a significant impact on the comparability of the financial results on the consolidated financial statements.

•

PetMatrix – On June 1, 2017, the Company completed the acquisition of PetMatrix LLC, a manufacturer and marketer of rawhide-free dog chews consisting primarily of the DreamBone® and SmartBones® brands. The results of PetMatrix’s operations since June 1, 2017 are included in the Company’s Condensed Consolidated Statements of Income and reported within the PET reporting segment for the three and six month periods ended April 1, 2018.

•

GloFish – On May 12, 2017, the Company entered into an asset purchase agreement with Yorktown Technologies LP, for the acquisition of assets consisting of the GloFish operations, including transfer of the GloFish® brand, related intellectual property and operating agreements. The GloFish operations consist of the development and licensing of fluorescent fish for sale through retail and online channels. The results of GloFish’s operations since May 12, 2017 are included in the Company’s Consolidated Statement of Income and reported within the PET reporting segment for the three and six month periods ended April 1, 2018.

See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the associated acquisition & integration costs.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs, which may have a significant impact on the comparability of financial results on the condensed consolidated financial statements. The most significant of these initiatives are:

•	GAC Business Rationalization Initiative, which began during the year ended September 30, 2016 and is anticipated to be incurred through September 30, 2018;
•	PET Rightsizing Initiative, which began during the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018; and
•	HHI Distribution Center Consolidation, which began during the year ended September 30, 2017 and is anticipated to be incurred through September 30, 2018.

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

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a dividends received deduction for dividends from foreign subsidiaries and imposing a tax on deemed repatriated accumulated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since the Company files its U.S. tax returns on a September fiscal year basis, its US tax rate for Fiscal 2018 will be a blended rate of 24.53%.  The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the three and six month periods ended April 1, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.  See Note 16 – Income Taxes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

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

Organic Net Sales. We define organic net sales as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions (when applicable). We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the three month period ended April 1, 2018 compared to net sales for the three month period ended April 2, 2017, and for the six month period April 1, 2018 compared to the net sales for the six month period ended April 2, 2017:

	April 1, 2018
Three Month Periods Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales April 2, 2017	Variance
HHI	$318.5	$(2.5)	$316.0	$—	$316.0	$313.7	$2.3	0.7%
PET	211.2	(8.5)	202.7	(25.2)	177.5	191.8	(14.3)	(7.5%)
H&G	118.1	—	118.1	—	118.1	132.0	(13.9)	(10.5%)
GAC	118.3	(1.3)	117.0	—	117.0	119.0	(2.0)	(1.7%)
Total	$766.1	$(12.3)	$753.8	$(25.2)	$728.6	$756.5	(27.9)	(3.7%)

	April 1, 2018
Six Month Periods Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales April 2, 2017	Variance
HHI	$644.4	$(4.6)	$639.8	$—	$639.8	$602.5	$37.3	6.2%
PET	413.6	(13.3)	400.3	(50.0)	350.3	386.0	(35.7)	(9.2%)
H&G	167.4	—	167.4	—	167.4	181.7	(14.3)	(7.9%)
GAC	187.2	(1.9)	185.3	—	185.3	188.5	(3.2)	(1.7%)
Total	$1,412.6	$(19.8)	$1,392.8	$(50.0)	$1,342.8	$1,358.7	(15.9)	(1.2%)

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

•

Acquisition and integration charges that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business, see Note 4 – Acquisitions  to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details;

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

During the three and six month periods ended April 1, 2018, other adjustments consist of estimated costs for a non-recurring voluntary recall of rawhide product by the PET segment (see Note 17 - Commitment and Contingencies to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details) and transaction costs associated with the HRG Merger (see Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for further details).

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended April 1, 2018 and April 2, 2017 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended April 1, 2018
Net income from continuing operations	$18.5	$15.2	$20.4	$12.3	$(65.6)	$0.8
Income tax benefit	—	—	—	—	(1.1)	(1.1)
Interest expense	—	—	—	—	42.1	42.1
Depreciation and amortization	11.5	10.7	4.7	4.0	3.3	34.2
EBITDA	30.0	25.9	25.1	16.3	(21.3)	76.0
Share based compensation	—	—	—	—	(3.5)	(3.5)
Acquisition and integration related charges	1.9	2.1	—	0.4	0.1	4.5
Restructuring and related charges	13.6	3.8	0.2	3.1	2.4	23.1
Pet safety recall	—	3.9	—	—	—	3.9
Other	—	—	—	—	11.6	11.6
Adjusted EBITDA	$45.5	$35.7	$25.3	$19.8	$(10.7)	$115.6
Three Month Period Ended April 2, 2017
Net income from continuing operations	$44.0	$20.2	$31.4	$34.5	$(90.2)	$39.9
Income tax expense	—	—	—	—	24.4	24.4
Interest expense	—	—	—	—	38.8	38.8
Depreciation and amortization	9.2	10.2	4.2	4.9	2.8	31.3
EBITDA	53.2	30.4	35.6	39.4	(24.2)	134.4
Share based compensation	—	—	—	—	12.1	12.1
Acquisition and integration related charges	2.0	0.5	—	0.5	0.2	3.2
Restructuring and related charges	1.4	1.0	—	5.5	—	7.9
Other	—	—	—	—	2.6	2.6
Adjusted EBITDA	$56.6	$31.9	$35.6	$45.4	$(9.3)	$160.2

The following is a reconciliation of net income to adjusted EBITDA for the six month periods ended April 1, 2018 and April 2, 2017 for SBH.

SPECTRUM BRANDS HOLDINGS, INC. (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Six Month Period Ended April 1, 2018
Net income from continuing operations	$49.7	$28.1	$21.1	$18.9	$3.2	$121.0
Income tax benefit	—	—	—	—	(127.2)	(127.2)
Interest expense	—	—	—	—	80.6	80.6
Depreciation and amortization	22.4	21.1	9.4	7.8	6.4	67.1
EBITDA	72.1	49.2	30.5	26.7	(37.0)	141.5
Share based compensation	—	—	—	—	0.4	0.4
Acquisition and integration related charges	4.6	4.2	—	0.6	0.3	9.7
Restructuring and related charges	28.8	4.4	0.2	7.2	3.0	43.6
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	11.1	—	—	—	11.1
Other	—	—	—	—	14.2	14.2
Adjusted EBITDA	$105.5	$69.7	$30.7	$34.5	$(19.1)	$221.3
Six Month Period Ended April 2, 2017
Net income from continuing operations	$92.4	$39.6	$33.1	$47.5	$(160.2)	$52.4
Income tax expense	—	—	—	—	31.1	31.1
Interest expense	—	—	—	—	81.9	81.9
Depreciation and amortization	18.1	20.9	8.2	8.9	5.2	61.3
EBITDA	110.5	60.5	41.3	56.4	(42.0)	226.7
Share based compensation	—	—	—	—	19.5	19.5
Acquisition and integration related charges	3.7	0.6	—	1.8	0.4	6.5
Restructuring and related charges	1.6	1.6	—	7.0	—	10.2
Other	—	—	—	—	2.5	2.5
Adjusted EBITDA	$115.8	$62.7	$41.3	$65.2	$(19.6)	$265.4

The following is a reconciliation of net income to adjusted EBITDA for the three month periods ended April 1, 2018 and April 2, 2017 for SBRH.

SB/RH HOLDINGS, LLC (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Three Month Period Ended April 1, 2018
Net income from continuing operations	$18.5	$15.2	$20.4	$12.3	$(54.1)	$12.3
Income tax benefit	—	—	—	—	(0.4)	(0.4)
Interest expense	—	—	—	—	42.1	42.1
Depreciation and amortization	11.5	10.7	4.7	4.0	3.3	34.2
EBITDA	30.0	25.9	25.1	16.3	(9.1)	88.2
Share based compensation	—	—	—	—	(3.8)	(3.8)
Acquisition and integration related charges	1.9	2.1	—	0.4	0.1	4.5
Restructuring and related charges	13.6	3.8	0.2	3.1	2.4	23.1
Pet safety recall	—	3.9	—	—	—	3.9
Adjusted EBITDA	$45.5	$35.7	$25.3	$19.8	$(10.4)	$115.9
Three Month Period Ended April 2, 2017
Net income from continuing operations	$44.0	$20.2	$31.4	$34.5	$(88.0)	$42.1
Income tax expense	—	—	—	—	25.6	25.6
Interest expense	—	—	—	—	38.9	38.9
Depreciation and amortization	9.2	10.2	4.2	4.9	2.8	31.3
EBITDA	53.2	30.4	35.6	39.4	(20.7)	137.9
Share based compensation	—	—	—	—	11.3	11.3
Acquisition and integration related charges	2.0	0.5	—	0.5	0.2	3.2
Restructuring and related charges	1.4	1.0	—	5.5	—	7.9
Adjusted EBITDA	$56.6	$31.9	$35.6	$45.4	$(9.2)	$160.3

The following is a reconciliation of net income to adjusted EBITDA for the six month periods ended April 1, 2018 and April 2, 2017 for SBRH.

SB/RH HOLDINGS, LLC (in millions)	HHI	PET	H&G	GAC	Corporate	Consolidated
Six Month Period Ended April 1, 2018
Net income from continuing operations	$49.7	$28.1	$21.1	$18.9	$23.0	$140.8
Income tax benefit	—	—	—	—	(131.5)	(131.5)
Interest expense	—	—	—	—	80.6	80.6
Depreciation and amortization	22.4	21.1	9.4	7.8	6.4	67.1
EBITDA	72.1	49.2	30.5	26.7	(21.5)	157.0
Share based compensation	—	—	—	—	(0.5)	(0.5)
Acquisition and integration related charges	4.6	4.2	—	0.6	0.3	9.7
Restructuring and related charges	28.8	4.4	0.2	7.2	3.0	43.6
Inventory acquisition step-up	—	0.8	—	—	—	0.8
Pet safety recall	—	11.1	—	—	—	11.1
Adjusted EBITDA	$105.5	$69.7	$30.7	$34.5	$(18.7)	$221.7
Six Month Period Ended April 2, 2017
Net income from continuing operations	$92.4	$39.6	$33.1	$47.5	$(158.3)	$54.3
Income tax expense	—	—	—	—	33.5	33.5
Interest expense	—	—	—	—	82.2	82.2
Depreciation and amortization	18.1	20.9	8.2	8.9	5.2	61.3
EBITDA	110.5	60.5	41.3	56.4	(37.4)	231.3
Share based compensation	—	—	—	—	17.7	17.7
Acquisition and integration related charges	3.7	0.6	—	1.8	0.4	6.5
Restructuring and related charges	1.6	1.6	—	7.0	—	10.2
Adjusted EBITDA	$115.8	$62.7	$41.3	$65.2	$(19.3)	$265.7

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the three and six month periods ended April 1, 2018 and April 2, 2017 respectively:

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	April 1, 2018	April 2, 2017	Variance		April 1, 2018	April 2, 2017	Variance
Net sales	$766.1	$756.5	$9.6	1.3%	$1,412.6	$1,358.7	$53.9	4.0%
Gross profit	268.2	306.8	(38.6)	(12.6%)	509.0	545.8	(36.8)	(6.7%)
Operating expenses	225.0	201.7	23.3	11.6%	431.9	379.5	52.4	13.8%
Interest expense	42.1	38.8	3.3	8.5%	80.6	81.9	(1.3)	(1.6%)
Income tax (benefit) expense	(1.1)	24.4	(25.5)	(104.5%)	(127.2)	31.1	(158.3)	(509.0%)
Net income from continuing operations	0.8	39.9	(39.1)	(98.0%)	121.0	52.4	68.6	130.9%
Income from discontinued operations, net of tax	0.7	18.7	(18.0)	(96.3%)	41.6	71.5	(29.9)	(41.8%)
Net income	1.5	58.6	(57.1)	(97.4%)	162.6	123.9	38.7	31.2%

Net Sales. Net sales for the three month period ended April 1, 2018 increased $9.6 million, or 1.3% with a decrease in organic sales of $27.9 million, or 3.7%.     Net sales for the six month period ended April 1, 2018 increased $53.9 million or 4.0% with a decrease in organic sales of $15.9 million or 1.2%.  The following sets forth net sales by segment for the three month and six month periods ended April 1, 2018 and April 2, 2017:

	Three Month Periods Ended				Six Month Periods Ended
(in millions, except %)	April 1, 2018	April 2, 2017	Variance		April 1, 2018	April 2, 2017	Variance
HHI	$318.5	$313.7	4.8	1.5%	$644.4	$602.5	41.9	7.0%
PET	211.2	191.8	19.4	10.1%	413.6	386.0	27.6	7.2%
H&G	118.1	132.0	(13.9)	(10.5%)	167.4	181.7	(14.3)	(7.9%)
GAC	118.3	119.0	(0.7)	(0.6%)	187.2	188.5	(1.3)	(0.7%)
Net Sales	$766.1	$756.5	9.6	1.3%	$1,412.6	$1,358.7	53.9	4.0%

The following sets forth the principle components of change in net sales from the three and six month periods ended April 2, 2017 to the three and six month periods ended April 1, 2018:

(in millions)	Three Month Period Ended	Six Month Period Ended
Net Sales for the period ended April 2, 2017	$756.5	$1,358.7
Increase due to acquisitions	25.2	50.0
Increase in HHI	2.3	37.3
Decrease in GAC	(2.0)	(3.2)
Decrease in H&G	(13.9)	(14.3)
Decrease in PET	(14.3)	(35.7)
Foreign currency impact, net	12.3	19.8
Net Sales for the periods ended April 1, 2018	$766.1	$1,412.6

Gross Profit. For the three month period ended April 1, 2018, gross profit decreased $38.6 million, with a decrease in gross profit margin from 40.6% to 35.0%, primarily due to operating inefficiencies from restructuring initiatives in our GAC and HHI segments, weather-driven unfavorable mix, inflation in raw material costs for HHI and GAC and increased production costs associated with start-up on operating facilities impacted by the product safety recall in our PET segment partially offset by contributing margin from PET acquisitions previously discussed.  For the six month period ended April 1, 2018, gross profit decreased $36.8 million, with a decrease in gross profit margin from 40.2% to 36.0%, primarily due to operating inefficiencies from restructuring initiatives in our GAC and HHI segments, weather-driven unfavorable mix, inflation in raw material costs for HHI and GAC and increased production costs associated with start-up on operating facilities impacted by the product safety recall in our PET segment partially offset by contributing margin from PET acquisitions previously discussed.

Operating Expenses. Operating expenses for the three month period ended April 1, 2018 increased $23.3 million primarily attributable to an increase in selling and general and administrative expenses of $5.6 million driven by incremental costs from acquired PET businesses and the pet safety recall, and transaction costs associated with the HRG Merger; increase in restructuring and related charges of $16.2 million primarily related to the HHI distribution center consolidation; and an increase in acquisition & integration related charges of $1.3 million due to integration of the PET acquisitions.  Operating expenses for the six month period ended April 1, 2018 increased $52.4 million, primarily attributable to an increase in selling and general administrative expenses of $15.0 million driven by incremental costs from acquired business in the prior year and the pet safety recall, and transaction costs associated with the HRG Merger; increase in restructuring and related charges of $33.6 million primarily related to the HHI distribution center consolidation; an increase in acquisition & integration related charges of $3.2 million due to the integration of the PET acquisitions.  See Note 4 – Acquisitions to the Condensed Consolidated Financial Statements, and Note 5 – Restructuring and Related Charges to the Condensed Consolidated Financial Statements included elsewhere within this Quarterly Report, for additional detail.

Interest Expense. Interest expense for the three month period ended April 1, 2018 increased $3.3 million, or 8.5%, due to incremental borrowings on the Revolver Facility to support working capital needs of the segments, $250.0 million treasury stock repurchase, and transaction costs associated with the HRG Merger and GBA divestitures.  Interest expense for the six month period ended April 1, 2018 decreased $1.3 million or 1.6% due to non-recurring financing costs associated with a premium on the redemption of 6.375% Notes during the six month period ended April 2, 2017.

Income Taxes. Our effective tax rate was significantly impacted for the three and six month periods ended April 1, 2018 by the Tax Cuts and Jobs Act (“Tax Reform Act”). The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Since we file U.S. tax returns on a September fiscal year basis, our US tax rate for Fiscal 2018 will be a blended rate of 24.53%.  During the three month period ended April 1, 2018, we recorded a reduction of $0.8 million to the provisional income tax expense for the one-time deemed mandatory repatriation.  During the six month period ended April 1, 2018, we recorded a provisional $206.7 million tax benefit for restatement of U.S. deferred tax assets and liabilities and a provisional $78.0 million of income tax expense for the one-time deemed mandatory repatriation.

In response to the enactment of the Tax Reform Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year measurement period in a manner similar to accounting for business combinations.  The provisional tax impacts in our consolidated financial statements for the six month period ended April 1, 2018 may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act.  See Note 16 – Income Taxes to the Condensed Consolidated Financial Statements, included elsewhere within this Quarterly Report for additional detail.

Income From Discontinued Operations.  Discontinued operations include our GBA segment that is held for sale, which were previously reported as a separate segment within consolidated continuing operations of the Company.  Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.  Income from discontinued operations for the three month period ended April 1, 2018 decreased $18.0 million, or 96.3%, primarily attributable to the incremental transaction related costs of $23.3 million that was recognized for the divestitures of GBA.  Income from discontinued operations for the six month period ended April 1, 2018 decreased $29.9 million, or 41.8%, primarily attributable to the incremental transaction related costs of $25.1 million that was recognized for the planned divestitures of GBA, increased operating expenses from selling and marketing activities, along with incremental interest expense allocated to discontinued operations from refinancing activities previously discussed.  The Company expects a sale of the GBL and HPC businesses to be consummated prior to December 31, 2018.  See Note 3 – Divestitures to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for more information on the assets and liabilities classified as held for sale and income from discontinued operations within the results of operations.

Segment Financial Data

Hardware & Home Improvement

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	April 1, 2018	April 2, 2017	Variance			April 1, 2018	April 2, 2017	Variance
Net sales	$318.5	$313.7	$4.8		1.5%	$644.4	$602.5	$41.9		7.0%
Operating income	19.6	45.5	(25.9)		(56.9%)	51.2	92.3	(41.1)		(44.5%)
Operating income margin	6.2%	14.5%	(830)	bps		7.9%	15.3%	(740)	bps
Adjusted EBITDA	$45.5	$56.6	$(11.1)		(19.6%)	$105.5	$115.8	$(10.3)		(8.9%)
Adjusted EBITDA margin	14.3%	18.0%	(370)	bps		16.4%	19.2%	(280)	bps

Net sales for the three month period ended April, 1, 2018 increased $4.8 million, or 1.5%, with an increase in organic net sales of $2.3 million or 0.7%.

•

Security and lockset increased $13.1 million due to new product introductions and promotional volumes with retail partners, increased volumes through e-commerce channels with Amazon promotions, and expanded distribution through our home builder channel.

•	Plumbing accessories increased $1.6 million due to promotional volumes and new product introductions with significant retail partners.
•

Hardware decreased $12.4 million due to substantive sell-in volumes with a significant retail partner in the prior year coupled with delayed fulfillment on orders from the distribution center consolidation restructuring initiative.

Operating income in the three month period ended April 1, 2018 decreased $25.9 million with operating income margin decrease of 830 bps primarily due to incremental operating expenses and inefficiencies driven by the HHI Distribution Center Consolidation restructuring initiative, incremental material costs and unfavorable product mix.  Adjusted EBITDA in the three month period ended April 1, 2018 decreased $11.1 million with an adjusted EBITDA margin decrease of 370 bps primarily due to operating inefficiencies driven by the HHI Distribution Center Consolidation restructuring initiative, incremental material costs and unfavorable product mix.

Net sales for the six month period ended April 1, 2018 increased $41.9 million, or 7.0%, with an increase in organic net sales of $37.3 million or 6.2%

•

Security and lockset increased $45.9 million due to increased market share, new product introductions and promotional volumes with retail partners, increased volumes through e-commerce channels with Amazon promotions, and expanded distribution through our home builder channel.

•	Plumbing accessories increased $4.6 million due to promotional volumes and new product introductions with significant retail partners.
•

Hardware decreased $13.2 million due to substantive sell-in volumes with a significant retail partner in the prior year coupled with delayed fulfillment on orders from the distribution center consolidation restructuring initiative.

Operating income in the six month period ended April 1, 2018 decreased $41.1 million with operating income margin decrease of 740 bps primarily due to incremental operating expenses and inefficiencies driven by the HHI Distribution Center Consolidation restructuring initiative, incremental material costs and unfavorable product mix, partially offset by incremental sales volumes.  Adjusted EBITDA in the six month period ended April 1, 2018 decreased $10.3 million with an adjusted EBITDA margin decrease of 280 bps primarily due to operating inefficiencies from the HHI Distribution Center Consolidation restructuring initiative, incremental material costs, and unfavorable product mix.

Global Pet Supplies

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	April 1, 2018	April 2, 2017	Variance			April 1, 2018	April 2, 2017	Variance
Net sales	$211.2	$191.8	$19.4		10.1%	$413.6	$386.0	$27.6		7.2%
Operating income	14.9	20.1	(5.2)		(25.9%)	27.9	39.6	(11.7)		(29.5%)
Operating income margin	7.1%	10.5%	(340)	bps		6.7%	10.3%	(360)	bps
Adjusted EBITDA	$35.7	$31.9	$3.8		11.9%	$69.7	$62.7	$7.0		11.2%
Adjusted EBITDA margin	16.9%	16.6%	30	bps		16.9%	16.2%	70	bps

Net sales for the three month period ended April 1, 2018 increased $19.4 million, or 10.1%, with a decrease in organic net sales of $14.3 million or 7.5%.

•

Companion animal decreased $11.0 million, excluding acquisition sales of $23.5 million from PetMatrix, with a decrease in NA of $5.5 million driven by lower volumes after the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a decrease in EMEA of $5.4 million due to the exit of a pet food tolling agreement.

•	Aquatics decreased $3.3 million, excluding acquisition sales of $1.7 million from GloFish, primarily due to product category softness in NA from slower POS and increased private label competition.

Operating income for the three month period ended April 1, 2018 decreased $5.2 million with a decrease in operating income margin of 340 bps primarily driven by incremental production costs and inefficiencies for the start-up of facilities impacted by the product safety recall, reduced sales volumes and unfavorable product mix, partially offset by margin improvement from acquired businesses.  Adjusted EBITDA in the three month period ended April 1, 2018 increased $3.8 million with an adjusted EBITDA margin increase of 30 bps due to improved margin from acquired businesses partially offset by inefficiencies for the start-up of facilities impacted by the product safety recall, reduced sales volume and unfavorable product mix.

Net sales for the six month period ended April 1, 2018 increased $27.6 million, or 7.2%, with a decrease in organic net sales of $35.7 million or 9.2%

•

Companion animal decreased $25.1 million, excluding acquisition sales of $46.5 million from PetMatrix, with decrease in NA of $13.2 million driven by lower volumes after the pet safety recall, reduced listings and retail inventory reductions with specialty pet retailers; and a decrease in EMEA of $11.1 million due to the exit of a pet food tolling agreement.

•

Aquatics decreased $10.6 million, excluding acquisition sales of $3.5 million from GloFish, primarily due to product category softness in NA from slower POS, reduction in distribution with retailers, and increased private label competition.

Operating income for the six month period ended April 1, 2018 decreased $11.7 million with a decrease in operating income margin of 360 bps primarily driven by incremental production costs and inefficiencies for the start-up of facilities impacted by the product safety recall, partially offset by improved margin from acquired businesses.  Adjusted EBITDA in the six month period ended April 1, 2018 increased $7.0 million with an adjusted EBITDA margin increase of 70 bps due to improved margin from acquired businesses partially offset by inefficiencies for the start-up of facilities impacted by the product safety recall and unfavorable product mix.

Home and Garden

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	April 1, 2018	April 2, 2017	Variance			April 1, 2018	April 2, 2017	Variance
Net sales	$118.1	$132.0	$(13.9)		(10.5%)	$167.4	$181.7	$(14.3)		(7.9%)
Operating income	20.4	31.5	(11.1)		(35.2%)	21.1	33.1	(12.0)		(36.3%)
Operating income margin	17.3%	23.9%	(660)	bps		12.6%	18.2%	(560)	bps
Adjusted EBITDA	$25.3	$35.6	$(10.3)		(28.9%)	$30.7	$41.3	$(10.6)		(25.7%)
Adjusted EBITDA margin	21.4%	27.0%	(560)	bps		18.3%	22.7%	(440)	bps

Net sales and organic net sales for the three month period ended April 1, 2018 decreased $13.9 million, or 10.5%.

•	Lawn & garden control products decreased $10.3 million primarily due to timing of distribution for seasonal orders and slow seasonal POS from unfavorable weather.
•	Repellent products decreased $1.4 million primarily due to timing of distribution for seasonal orders and slow seasonal POS from unfavorable weather.
•	Household insect control products decreased $2.2 million primarily due to timing of distribution for seasonal orders and slow seasonal POS from unfavorable weather.

Operating income for the three month period ended April 1, 2018 decreased $11.1 million with a decline in operating income margin of 660 bps due to reduction in sales volumes and unfavorable product mix.  Adjusted EBITDA in the three month period ended April 1, 2018 decreased $10.3 million with a decline in adjusted EBITDA margin of 560 bps due to reduction in sales volumes and unfavorable product mix.

Net sales and organic net sales for the six month period ended April 1, 2018 decreased $14.3 million, or 7.9%.

•	Lawn & garden control products decreased $13.7 million primarily due to timing of distribution for seasonal orders and slow seasonal POS from unfavorable weather.
•

Repellent products increased $0.1 million primarily due to inventory replenishment after recent hurricane activity in the US, market expansion in LATAM, partially offset by distribution for seasonal orders and slow seasonal POS from unfavorable weather.

•

Household insect control products decreased $0.7 million primarily due to timing of distribution for seasonal orders and slow seasonal POS from unfavorable weather, partially offset by incremental volumes from hurricane activity in the US.

Operating income for the six month period ended April 1, 2018 decreased $12.0 million with a decline in operating income margin of 560 bps due to reduction in sales volumes and unfavorable product mix.  Adjusted EBITDA in the six month period ended April 1, 2018 decreased $10.6 million with a decline in adjusted EBITDA margin of 440 bps due to reduction in sales volumes and unfavorable product mix.

Global Auto Care

	Three Month Periods Ended					Six Month Periods Ended
(in millions, except %)	April 1, 2018	April 2, 2017	Variance			April 1, 2018	April 2, 2017	Variance
Net sales	$118.3	$119.0	$(0.7)		(0.6%)	$187.2	$188.5	$(1.3)		(0.7%)
Operating income	12.1	34.5	(22.4)		(64.9%)	18.8	47.6	(28.8)		(60.5%)
Operating income margin	10.2%	29.0%	(1,880)	bps		10.0%	25.3%	(1,530)	bps
Adjusted EBITDA	$19.8	$45.4	$(25.6)		(56.4%)	$34.5	$65.2	$(30.7)		(47.1%)
Adjusted EBITDA margin	16.7%	38.2%	(2,150)	bps		18.4%	34.6%	(1,620)	bps

Net sales for the three month period ended April 1, 2018 decreased $0.7 million, or 0.6%, with an organic sales decrease of $2.0 million, or 1.7%.

•	Auto appearance products increased $1.1 million due to promotional volumes with retail partners
•	Refrigerant products decreased $2.0 million primarily due to delay in seasonal sales driven by cooler weather conditions.
•	Auto performance products and other decreased $1.1 million due to non-recurring promotional activity from the prior year.

Operating income for the three month period ended April 1, 2018 decreased $22.4 million, with an operating income margin decrease of 1,880 bps due to unfavorable product mix, incremental product costs and operating inefficiencies driven by GAC restructuring initiatives.  Adjusted EBITDA for the three month period ended April 1, 2018 decreased by $25.6 million with adjusted EBITDA margin decrease of 2,150 bps due to unfavorable product mix, incremental product costs,  and operating inefficiencies driven by GAC restructuring initiatives.

Net sales for the six month period ended April 1, 2018 decreased $1.3 million, or 0.7%, with an organic sales decrease of $3.2 million, or 1.7%.

•	Auto appearance products increased $0.8 million due to promotional volumes with retail partners
•

Refrigerant products decreased $3.3 million due to early purchasing by customers in prior period in anticipation of commodity cost increases coupled with delay in seasonal sales primarily driven by cooler weather conditions.

•	Auto performance products and other decreased $0.7 million due to non-recurring promotional activity in the prior year.

Operating income for the six month period ended April 1, 2018 decreased $28.8 million, with an operating income margin decrease of 1,530 bps due to unfavorable product mix, incremental product costs and operating inefficiencies driven by GAC restructuring initiatives.  Adjusted EBITDA for the six month period ended April 1, 2018 decreased by $30.7 million with adjusted EBITDA margin decrease of 1,620 bps due to unfavorable product mix, incremental product costs,  and operating inefficiencies driven by GAC restructuring initiatives.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the three and six month periods ended April 1, 2018 and April 2, 2017:

	SBH		SB/RH
(in millions)	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net cash flow from operating activities from continuing operations	$(154.2)	$(45.5)	$(184.5)	$(62.9)
Net cash flow from investing activities from continuing operations	$(33.3)	$(38.1)	$(33.3)	$(38.1)
Net cash flow from financing activities from continuing operations	$206.2	$(111.3)	$236.5	$(89.5)

Cash Flows from Operating Activities

Cash flows from operating activities from continuing operations decreased $108.7 million during the six month period ended April 1, 2018 due to:

•

Decrease in cash generated from continuing operations of $59.2 million, offset by a cash payment to Stanley Black and Decker in the prior year of $23.2 million for a non-recurring settlement of transitional operating costs subsequent to the acquisition of the HHI Business acquired in 2013, plus cash invested in working capital of $37.9 million primarily for payment on accounts payable and accrued expenses in the current period;

•	Increase in cash paid for restructuring and integration related charges of $42.0 million;
•	Increase in cash paid for taxes of $5.8 million;
•

Increase in cash paid for interest of $6.8 million including a non-recurring financing costs of $4.6 million associated with a premium on redemption of 6.375% Notes during the six month period ended April 2, 2017; partially offset by

•	Decrease in corporate-related expenditures of $0.5 million.

Depreciation and Amortization

Depreciation and amortization for the Company was $67.1 million and $61.3 million for the six month periods ended April 1, 2018 and April 2, 2017, respectively.  The increase in depreciation and amortization is attributable to the recognition of property, plant and equipment and definite lived intangible assets from acquisitions of PetMatrix and GloFish during the year ended September 30, 2017.

Cash Flows from Investing Activities

Cash flows used in investing activities from continuing operations decreased $4.8 million during the six month period ended April 1, 2018 was primarily attributable to a decrease in purchase of property, plant and equipment.

Capital Expenditures

Capital expenditures for the Company were $34.2 million and $37.1 million for the six month periods ended April 1, 2018 and April 2, 2017, respectively.  We expect to make investments in capital projects similar to historical levels.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations increased $317.4 million for the six month period ended April 1, 2018 due to incremental proceeds from debt, partially offset by an increase in repurchases of treasury stock.

Debt

During the six month period ended April 1, 2018, the Company recognized proceeds from the Revolver Facility of $570.5 million primarily to support working capital needs, fund treasury stock repurchases, and transaction costs; and $2.7 million of other debt financing.  During the six month period ended April 2, 2017, the Company recognized proceeds from the Revolver of $201.5 million to support working capital needs, and $10.0 million of other debt financing.  The Company made $37.8 million of payments on debt during the six month period ended April 1, 2018.

During the six month period ended April 1, 2018, the Company increased the capacity of its Revolver facility by $100.0 million to $800.0 million.  As a result of borrowings and payments under the Revolver Facility, as of April 1, 2018, the Company had borrowing availability of $210.0 million, net of outstanding letters of credit and amounts allocated to a foreign subsidiary.

At April 1, 2018, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing the 6.625% Notes, the 6.125% Notes, the 5.75% Notes, and the 4.00% Notes.

The Company’s access to capital markets and financing costs may depend on the credit ratings of the Company when it is accessing the capital markets. Effective April 30, 2018, the Company’s S&P ratings were downgraded on our corporate credit and senior unsecured debt from ‘BB-’ to ‘B+’ and our senior secured debt ratings from ‘BB+’ to ‘BB’; with a continued stable outlook.  None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Refer to Note 10 - Debt to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for additional information.

Equity

During the six month periods ended April 1, 2018 and April 2, 2017, SBH did not issue additional shares of common stock outside the Company’s share-based compensation plans.

SBH made cash dividend payments of $48.5 million and $47.3 million during the six month periods ended April 1, 2018 and April 2, 2017, respectively, with a dividend rate of $0.84 and $0.80 per share, respectively.

We may repurchase outstanding shares of SBH common stock in the open market or otherwise.  On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months.  As of September 30, 2017, the Company had repurchased 1.2 million shares with an average price of $122.82, with $350.6 million of shares available to be purchased under the program.  During the six month period ended April 1, 2018, the Company repurchased 2.6 million shares with an average price of $99.14 per share.  During the six month period ended April 2, 2017, the Company repurchased 0.8 shares with an average price of $121.04 per share.  Effective April 26, 2018, the Board of Directors approved a new three-year $1 billion common stock repurchase program, which is effective immediately and replaces the previously approved $500 million common stock repurchase program.

During the six month period ended April 1, 2018, SBH granted 0.3 million restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was $25.2 million, which represents unearned share based compensation. Such unearned compensation is expensed over the appropriate vesting period and performance conditions. During the six month period ended April 1, 2018, SBH issued $37.6 million of shares through its stock compensation plans and paid $22.4 million in tax withholding payment on share-based compensation plans, net of proceeds received upon vesting.  See Note 14 - Share Based Compensation to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

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

Contractual Obligations & Other Commercial Commitments

During the six month period ended April 1, 2018, the Company recognized a provisional $78.0 million associated with the deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings & profits due to the Tax Reform Act enacted on December 22, 2017.  The mandatory repatriation tax is payable over 8 years, with the first payment due January 2019.  It may not possible to reasonably predict or estimate the exact amounts and timing of these payments; however we have recognized $6.3 million of the repatriation tax liability as Other Current Liabilities and $71.7 million as Other Long-Term Liabilities on the Condensed Consolidated Statement of Financial Position as of April 1, 2018.  See Note 16 – Income Taxes of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended September 30, 2017 other than the following.

Assets Held for Sale and Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements and ASC Topic 360 Property, Plant and Equipment (“ASC 360”).  The results of discontinued operations are reported in Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Income for the current and prior periods commencing in the period in which the business meets the criteria of a discontinued operations, and include any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell.  Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value less cost to sell.  If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized.  Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale.  Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.  Refer to Note 3- Divestitures of Notes to the Consolidated Financial Statements for more information.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

There has been no material changes in the Company’s market risk during the six month period ended April 1, 2018.  For additional information, refer to Note 10 - Debt and Note 11 - Derivatives to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report and to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, which was retroactively adjusted due the recognition of discontinued operations for the GBA divestitures in the Form 8-K issued on March 30, 2018.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the six month period ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of the GBA segment.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the six month period ended April 1, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for internal controls over the identification, assessment, and reporting of assets and liabilities held for sale and discontinued operations in relation to the planned divestiture of the GBA segment.

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

Item 1A.   Risk Factors

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. With the exception of the change in risk factors discussed below, we believe that at April 1, 2018, there have been no material changes in our risk factors from those contained in Exhibit 99.2 of our Current Report on Form 8-K filed with the SEC by SBH on March 30, 2018.

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

As previously announced by HRG in November 2016, HRG disclosed that its Board of Directors had initiated a process to explore the strategic alternatives available to HRG with a view to maximizing shareholder value. In light of HRG’s announcement of its exploration of strategic alternatives in November 2016, the Company’s Board of Directors formed a special committee of independent directors and has hired independent financial and legal advisors. In connection therewith, the committee and HRG have made proposals to one another concerning a potential strategic transaction relating to HRG and the Company.  On February 24, 2018, the Company entered into an Agreement and Plan of Merger with HRG.  See Note 4 – Acquisitions for further discussion on the proposed merger and agreement.

The agreement contains a number of conditions that must be fulfilled or, to the extent permitted by applicable law or the agreement, waived, to consummate the merger, including among other things, the approval of certain merger-related proposals by the stockholders of HRG and the Company, the absence of any applicable law or order being in effect restraining, enjoining, prohibiting or making illegal the consummation of the proposed transaction and the receipt of certain tax opinions.  There can be no assurance that the conditions to closing the transaction will be satisfied or waived in a timely manner or at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 1, 2018, we did not sell any equity securities that were not registered under the Securities Act. On January 24, 2017, the Board of Directors approved a $500 million common stock repurchase program. The authorization is effective for 36 months.  The following table reflects all shares repurchased within the common stock repurchase program.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2017	1,216,822	$122.82	1,216,822	$350,550,095
October 1, 2017 to October 29, 2017	—	—	—	350,550,095
October 30, 2017 to November 26, 2017	—	—	—	350,550,095
November 27, 2017 to December 31, 2017	69,174	114.88	69,174	342,603,386
As of December 31, 2017	1,285,996	$122.39	1,285,996	$342,603,386
January 1, 2018 to January 28, 2018	—	—	—	342,603,386
January 29, 2018 to February 25, 2018	—	—	—	342,603,386
February 26, 2018 to April 1, 2018	2,533,000	98.71	2,533,000	92,570,956
As of April 1, 2018	3,818,996	$106.68	3,818,996	$92,570,956

Effective April 26, 2018, the Board of Directors approved a new three-year $1 billion common stock repurchase program, which is effective immediately and replaces the previously approved $500 million common stock repurchase program.

Item 5. Other Information

The Company previously reported that it would hold its 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”) on January 30, 2018. However, the Company has postponed this meeting and is in the process of determining a new date on which to hold the meeting. Because the date of the 2018 Annual Meeting has been postponed to a date that is more than 30 days after January 24, 2018 (the anniversary of the Company’s 2017 Annual Meeting of Stockholders), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended, the Company is disclosing such postponement in this report.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018
SPECTRUM BRANDS HOLDINGS, INC.
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018
SB/RH HOLDINGS, LLC
	By:	/s/ Douglas L. Martin
Douglas L. Martin

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1

Acquisition Agreement, dated as of January 15, 2018, by and between Spectrum Brands Holdings, Inc. and Energizer Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on January 16, 2018 (File no. 001-34757) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request).

Exhibit 2.2

Agreement and Plan of Merger, dated as of February 24, 2018, by and among Spectrum Brands Holdings, Inc., HRG Group, Inc., HRG SPV Sub I, Inc. and HRG SPV Sub II, LLC (incorporated herein by reference to Exhibit 2.1 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)) (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

Exhibit 3.1

Certificate of Designation of Series R Preferred Stock of Spectrum Brands Holdings, Inc., as filed with the Secretary of State of Delaware on February 26, 2018 (incorporated herein by reference to Exhibit 3.1 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)).

Exhibit 4.1

Rights Agreement, dated as of February 24, 2018, by and between Spectrum Brands Holdings, Inc. and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)).

Exhibit 10.1

Fifth Amendment dated as of March 28, 2018 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 28, 2018 (File No. 001-34757)).

Exhibit 10.2

Voting Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and Spectrum Brands Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)).

Exhibit 10.3

Amended and Restatement Employment Agreement, dated as of April 25, 2018, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David M. Maura.(incorporated by reference to Exhibit 10.1 on the Current Report on Form8-K filed with the SEC by Spectrum Brand Holdings, Inc. on May 1, 2018 (File No. 001-34757)).

Exhibit 10.4

Separation Agreement and Release, dated April 25, 2018, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and Andreas Rouvé (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 1, 2018 (File No. 001-34757)),

Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.3

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

Exhibit 31.4

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

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
Exhibit 99.1

Voting Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and CF Turul LLC (incorporated herein by reference to Exhibit 99.2 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)).

Exhibit 99.2

Voting Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and Leucadia National Corporation (incorporated herein by reference to Exhibit 99.3 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)).

Exhibit 99.3

Shareholder Agreement, dated as of February 24, 2018, by and between HRG Group, Inc. and Leucadia National Corporation (incorporated herein by reference to Exhibit 99.4 on the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 24, 2018 (File No. 001-34757)).

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